Form 10QSB
period 1996-05-31
BSD MEDICAL CORP
filed 1996-07-12
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10 - QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended May 31, 1996.


                 Commission file number 0-10783

                     BSD MEDICAL CORPORATION


           DELAWARE                     75-1590407
   (State of Incorporation)(IRS Employer Identification Number)


     2188 West 2200 South
     Salt Lake City, Utah                 84119
(Address of principal executive offices)(Zip Code)

         Registrant's telephone number:  (801) 972-5555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   [  ]         NO       [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding as of July 12, 1996
 Common stock, $.01 Par Value           16,177,004


Transitional Small Business Disclosure Format (Check  one): Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             BSD MEDICAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     As of:
                                         May 31, 1996    August 31, 1995
                                          (Unaudited)     (Unaudited)
___________________________________________________________________________
ASSETS
Current Assets
 Cash and Cash Equivalents                     52,455            46,124

 Receivables:
   Trade Accounts                             104,621           110,978
   Employee and other Receivables               8,103             7,771
   Allowance for doubtful accounts            (10,000)          (10,000)
                                           ___________       ___________
     Total Net Receivables                    102,724           108,749

 Inventories:
   Raw Materials                              164,331           196,589
   Work-in-Process                            247,698           247,527
   Finished Goods                              78,938            79,048
   Inventory Reserve                          (20,000)          (20,000)
                                           ___________       ___________
     Total Net Inventories                    470,967           503,164

 Prepaid Expenses and other assets             15,266            29,890
                                           ___________       ___________
Total Current Assets                          641,412           687,927

Property and Equipment
 Furniture and Fixtures                       297,743           297,743
 Equipment                                    468,648           466,234
 Building                                     415,300           415,300
 Reserve for Impairment                      (181,534)         (181,534)
                                           ___________       ___________
   Total property and equipment             1,000,157           997,743
     Less accumulated depreciation           (747,711)         (732,384)
                                           ___________       ___________
Net property and equipment                    252,446           265,359

Other assets, principally patents,
at cost, less accumulated amortization        244,706           241,018
                                           ___________       ___________
Total assets                                1,138,564         1,194,304


See accompanying notes to condensed consolidated financial statements.

                                                      As of:
                                          May 31, 1996    August 31, 1995
                                           (Unaudited)      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes Payable                                 75,772           129,348
 Accrued Payroll and Commissions              231,589           196,712
 Accounts Payable                             199,292           155,870
 Customer Deposits                            189,859           172,427
 Warranty Reserves                             48,574            56,224
 Accrued Expenses                              79,867           165,764
 Deferred Income                              114,519           103,419
 Accrued Dividends                                 90                90
                                           ___________       ___________
Total Current Liabilities                     939,562           979,854

Long-Term Debt                                583,898           622,607
 Less Current Portion                         (95,876)          (95,876)
                                           ___________       ___________
Total Liabilities                           1,427,584         1,506,585


STOCKHOLDERS' EQUITY

Series A Preferred Stock, $1.00 par
value; authorized 5,000 shares;
issued and outstanding no shares at
August 31, 1995, and May 31,1996                    0                 0

Series B Preferred Stock, $1.00 par
value; authorized 2,500 shares;
issued and outstanding no shares at
August 31, 1995, and May 31, 1996                   0                 0

Common Stock, $.01 par value;
authorized 20,000,000 shares;
issued and outstanding 16,177,004
shares at August 31, 1995, and
May 31, 1996                                  161,770           161,770

Additional Paid-in-Capital                 18,979,326        18,979,326
Accumulated Deficit                       (19,414,405)      (19,433,467)
Common stock in treasury, 91,448
shares at August 31, 1995, and 71,448
shares at May 31, 1996, at cost               (15,711)          (19,911)
                                           ___________       ___________
Net Stockholders' Equity                     (289,020)         (312,282)
                                           ___________       ___________
Total Liabilities and Equity                1,194,303         1,138,564

See accompanying notes to condensed consolidated financial statements.

             BSD MEDICAL CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                           Three Months Ended:         Nine Months Ended:
                          May 31,       May 31,      May 31,       May 31,
                           1996          1995         1996          1995
__________________________________________________________________________
Sales                      327,981      258,166       855,686      905,300
Cost of Goods Sold          94,379      156,980       278,665      546,897
                         __________   __________    __________   __________
 Gross Profit (Loss)       233,602      101,186       577,021      358,403

Operating Expenses
 Selling, General and
  Administrative           130,642      155,274       336,812      484,076
 Research and
  Development              143,363       56,396       305,219      179,773
                         __________   __________    __________   __________
Total Operating            274,005      211,670       642,031      663,849
 Expenses

Operating Income (Loss)    (40,403)    (110,484)      (65,010)    (305,446)

Other Income (Expenses)
 Gain on Settlement of
  Accounts Payable               0            0             0      133,392
 Interest Income               265          355           566          896
 Interest Expense          (10,877)        (160)      (32,097)     (10,194)
 Other, net                 23,529        7,029       115,603        8,641
                         __________   __________     _________    _________
Total Other Income          12,917        7,224        84,072      132,735
(Expenses)

Net Income (Loss)          (27,486)    (103,260)       19,062     (172,711)

Net Income (Loss) Per
Share of Common Stock        (.002)       (.007)         .001        (.011)

Weighted Average Number
of Common Shares
Outstanding             16,177,004   14,856,770   16,177,0004   14,856,770

See accompanying notes to condensed consolidated financial statements.

             BSD MEDICAL CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                 Nine Months Ended
                                                       May 31,
Increase (Decrease) in Cash and Cash            1996             1995
Equivalents
_________________________________________________________________________
Cash flows from operating activities:
 Net Income (Loss)                              19,062         (172,710)
 Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
   Depreciation and Amortization                30,240           33,346
   Gain on settlement of accounts payable            0           (2,737)
 W/O Bad Debt Reserve                                0                0
 W/O of Expired Reserves                       (88,220)               0
 W/O of Expired Warranties                           0         (130,655)
 Issuance of Treasury Stock as Bonus             4,200                0

Change in assets and liabilities:
 (Increase) decrease in receivables            (12,575)          77,316
 (Increase) decrease in inventories             32,197          177,054
 (Increase) decrease in prepaid and deposits    14,624           13,041
 Increase (decrease) in accounts payable        59,922               88
 Increase (decrease) in accrued payroll         34,877           68,496
 Increase (decrease) in customer deposits       41,988            8,642
 Increase (decrease) in warranty reserves       (7,652)           2,416
 Increase (decrease) in accrued expenses       (85,897)         (34,006)
 Increase (decrease) in deferred income         11,100             (928)
                                               ________        _________
   Total adjustments                            34,804          212,073

Net cash provided by (used in) operating        53,866           39,363
activities

Cash flows from investing activities:
 Additions to property, plant and equipment     (2,414)          (1,911)
 Purchase of other assets                            0            4,214
                                               ________         ________
     Net cash provided by (used in) investing
      activities                                (2,414)           2,303

Cash flows from financing activities:
 Financing of account payable                        0                0
 Short-term loan                                     0                0
 Net payment on Debt                           (45,121)         (53,321)
 Proceeds from issuance of preferred stock           0                0
                                               ________         ________
   Net cash provided (used) by financing       (45,121)         (53,321)
activities

Increase (decrease) in cash and cash             6,331          (11,655)
 cash equivalents
Cash and cash equivalents, beginning of period  46,124           40,936
Cash and cash equivalents, end of period        52,455           29,281

Supplemental Schedule of Non-Cash Investing and Financing Activities
___________________________________________________________________________
Dividends accrued on preferred stock                 0            4,864
Preferred stock issued as dividend in lieu
 of cash                                             0           85,600
Conversion of preferred stock to common stock        0           57,304

See accompanying notes to condensed consolidated financial statements

             BSD MEDICAL CORPORATION AND SUBSIDIARY
      Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

   The Condensed Balance Sheet as of May 31, 1996, and the Statements of Operations and the Condensed Consolidated Statements of Cash Flow for the quarters and nine months ended May 31, 1996, and May 31, 1995, have been prepared by the
Company, without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 1996, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended May 31, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net  Income (Loss) per Common Share

   Net  income (net loss) per common share for the periods  ended
May 31, 1996, and May 31, 1995, are based on the weighted average number of shares outstanding during the respective periods.

Note 3.  Federal Income Taxes

   No provision has been made for income tax expense because of the utilization of operating loss carry forwards.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

   Total assets decreased by $55,740, a decrease of 4.67% from August 31, 1995, to May 31, 1996. The decrease was primarily a result of typical periodic business fluctuations in the following areas: Trade Receivables decreased $6,357, a decrease of 5.73%; and Inventories decreased by $32,197, a decrease of 6.4% (see Fluctuations in Operating Results below).

   Total liabilities decreased by $79,001, a decrease of 5.24% from August 31, 1995, to May 31, 1996. The decrease was primarily caused by decreases in notes payable, accrued expenses, and warranty and service contract reserves. During 1995, the Company settled certain of its accounts payable for amounts significantly less than the sums included on previous balance sheets. Similar settlements of other accounts payable may take place in the future. While such settlements result in "paper income" for the Company and reduce Company liabilities and potential liabilities, they also may require cash that might otherwise be used for other purposes.

   As  shown in the accompanying financial statements, as of  May
31, 1996, the Company had current liabilities in excess of current assets, and a net stockholders' deficit.

Fluctuations in Operating Results:

    Due to risks associated with international operations, budgeting considerations of the Company's customers, the nature of the medical capital equipment market, the inability of the Company to predict the timing of various approvals required from the Food and Drug Administration and other governmental agencies, the relatively large per unit sales prices of the Company's products, the typical fluctuations in the mix of orders for different systems and system configurations, the limited unit sales volumes, the Company's limited cash resources, changes in Medicare and other third-party reimbursement policies, competition, and other factors, the Company's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and year-to-year basis. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results to be expected for any other period.


Results of Operations:

Nine months ended May 31, 1996

   Net Sales for the nine months ended May 31, 1996, decreased by $49,614, a decrease of 5.48% as compared with the nine months ended May 31, 1995. The increase was primarily caused by typical periodic fluctuations in sales.

   Gross profit increased by $218,618, an increase of 60.99%, as compared with the fiscal 1995 period, primarily caused by a decrease in Cost of Goods Sold and cost cutting by the Company as part of an overall program of conservative financial management.

   Selling, General and Administrative Expenses decreased by $147,264, a decrease of 30.42% as compared with the corresponding nine months in the previous fiscal year. The decrease was primarily caused by cost cutting by the Company as part of an overall program of conservative financial management.

   Research and Development Expenses increased by $125,446, an increase of 69.78%. The increase was caused by expenses associated with a Small Business Innovative Research project and expenses associated with the development of new equipment needed for other research projects.

   Total Operating Expenses decreased by $21,818, a decrease of 3.29%, as compared with the corresponding nine months in the previous fiscal year. This decrease was caused by the aforementioned decrease in Selling, General and Administrative Expenses as part of an overall program of conservative financial management.

   The Operating Loss in the nine months ended May 31, 1996, decreased by $240,436, a decrease of 78.72%, as compared with the corresponding nine months last year. This decrease was caused by an overall program of conservative financial management.

  During the nine months ended May 31, 1995, the Company realized a Gain on Settlement of Accounts Payable of $133,392 by settling certain accounts payable for less than the sums listed for such accounts on the August 31, 1994, Balance Sheet. There was no Gain on Settlement of Accounts Payable for the nine months ended May 31, 1996.

   Interest Expense in the nine months ended May 31, 1996, was $32,097, as compared with the $10,194 of Interest Expense in the nine months ended May 31, 1995. The increase was caused by typical periodic business fluctuations and interest expense associated with a capitalized lease for purchase of the CompanyOs facilities.

   The Company had a Net Income of $19,062 for the nine months ending May 31, 1996, as compared to a Net Loss of $172,711 for the nine months ending May 31, 1995, a decrease in Net Loss of $191,773, because of cost cutting by the Company as part of an overall program of conservative financial management and reduction in Cost of Goods Sold and the writing off of some Expired Reserves.

Three Months ended May 31, 1996

  Net Sales for the three months ended May 31, 1996, increased by $69,815, an increase of 27.04% as compared with the three months ended May 31, 1995. The increase was primarily caused by typical periodic fluctuations in sales (see Fluctuations in Operating Results above).

   Gross profit increased by $132,416, an increase of 130.86%, as compared with the fiscal 1995 period, as a result of higher sales in the fiscal 1996 period and a reduction in Cost of Goods Sold.

   Selling, General and Administrative Expenses decreased by $24,632, a decrease of 15.86% as compared with the corresponding three months in the previous fiscal year. Such decrease was caused by an overall program of conservative financial management.

   Research and Development Expenses increased by $86,967, an increase of 154.20%. The increase was caused by increased efforts on a Small Business Innovative Research project and expenses associated with the development of new equipment needed for other research projects.

   Total Operating Expenses increased by $62,335, an increase of 29.45%, as compared with the corresponding three months in the previous fiscal year. This increase was caused by the aforementioned increase in Research and Development Expenses.

   The Operating Loss decreased by $70,081, a decrease of 63.43% in the May 31, 1996, quarter as compared with the corresponding quarter in the previous year. This decrease was caused by an increase in sales combined with an overall program of conservative financial management.

   Interest Expense in the three months ended May 31, 1996, was $10,877, as compared with the $160.00 of Interest Expense in the three months ended May 31, 1995. The increase was caused by a capitalized lease for purchase of the CompanyOs facilities.

   In the quarter ending May 31, 1996, the Company experienced a Net Loss of $27,486, as compared with the $103,260 Net Loss during the corresponding quarter in the previous year, a decrease of 73.38%. The decrease in Net Loss was caused by reduction in Cost of Goods Sold, cost cutting by the Company as part of an overall program of conservative financial management, and the writing off of Expired Reserves and higher Sales with lower Cost of Goods Sold.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits - Exhibit 27, Financial Data Schedule
        b) Reports on Form 8-K -- During the quarter, no reports on Form 8-K were filed by the Company.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date:  July 12, 1996          by: Paul F. Turner

                                  Paul F. Turner
                                  Chairman  of the Board,  Acting
                                  President, and  Senior  Vice President
                                  of Research