Form 10KSB40
period 1995-08-31
BSD MEDICAL CORP
filed 1997-02-24
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                        FORM 10 - KSB


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended August 31, 1995.

               Commission file number 0-10783

                   BSD MEDICAL CORPORATION


           DELAWARE                     75-1590407
   (State of Incorporation)(IRS Employer Identification Number)


     2188 West 2200 South
     Salt Lake City, Utah                 84119
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (801) 972-5555


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class:      Name of Each Exchange on Which Registered:
 Common Stock, $.01 Par Value               Over-the-Counter

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State  issuer's  revenues for its most  recent  fiscal  year:
$1,148,656

   Indicate the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not Available (see Part
II, Item 5).

   As of February 24, 1997, there were 16,176,980 shares of Common Stock with $0.01 par value outstanding.

  Documents Incorporated by Reference:  None

  Transitional Small Business Disclosure Format:  Yes[  ]  No[X]

                           PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   BSD Medical Corporation (the "Company") is engaged in the design, development, production, marketing, and servicing of heat therapy (hyperthermia/thermotherapy) equipment for both cancerous and benign diseases. Hyperthermia is used in the application, monitoring and control of electromagnetic (microwave or radiofrequency) or ultrasound generated heat for the treatment of malignant and benign diseases. BSD pioneered the commercial application of this technology in both the radiation oncology and urology fields and has 18 current U.S. patents (which cover all of its current applications and products as well as additional applications and devices).

  The Company was founded in 1978 by John E. Langdon as a result of research which demonstrated that high heat could destroy cancer cells. BSD continued this research and was successful in pioneering, developing, and commercializing this break-through cancer treatment. The Company's first hyperthermia system, the BSD-1000, was developed and sold in 1979. BSD was the first Company to obtain full PreMarket approvals (PMA) from the Food and Drug Administration (FDA) for hyperthermia cancer therapy systems (in 1983) and the first Company to obtain Investigational Device Exemption (IDE) approval from the FDA for hyperthermia/thermotherapy systems for the treatment of Benign Prostatic Hyperplasia (BPH). BSD has developed second and third generation equipment, and the Company's systems, depending upon configuration and options, have list prices ranging from approximately $50,000 to $850,000.

   The Company was incorporated under the laws of the State of Utah on March 17, 1978. On July 31, 1986, pursuant to a Plan and Agreement of Merger dated July 11, 1986, the Company was merged into a Delaware corporation, changing the Company's state of incorporation from Utah to Delaware. The Delaware corporation was the surviving company. At the time of the 1986 merger, the total number of shares of all classes of stock which the Company shall have the authority to issue was increased to 30,000,000, of which 10,000,000 shares are of $1.00 par value per share and are of a class designated Preferred Stock and of which 20,000,000 shares are of $.01 par value per share and are of a class designated Common Stock. There are currently no preferred shares outstanding.

BSD PRODUCTS/THERAPIES

  HYPERTHERMIA AS A CANCER TREATMENT. There are more than eight million Americans alive today who have a history of cancer and over 83 million, approximately four in ten Americans, will eventually develop cancer, and the incidence of cancer is expected to continue to grow. Over 520,000 people will die of cancer this year. The Company's hyperthermia equipment is used both in an effort to cure cancer by destroying and eliminating cancer cells and, where curing the cancer is not possible, as palliative treatment (the shrinking of tumors in order to reduce the pain and other side effects of cancer). The combination of differential heat sensitivity between cancerous and normal cells and the inability of the cores of solid tumors to dissipate heat as effectively as surrounding normal cells makes it possible, by utilizing the controlled application of high heat, to destroy cancerous tissues and cells without causing serious damage to normal tissues and cells. Prospectively randomized clinical studies using BSD's equipment have shown that the addition of hyperthermia to other cancer therapies results in: faster tumor regression; increased tumor response; lower relapse rate; increased disease-free survival time; and improved quality of life for the patient - with no increase in side effects and lower overall costs of patient care. BSD is the world leader in the hyperthermia market and is considered the leading innovator and developer. The Company's equipment is most effective in the treatment of solid localized tumors and increases long term control of these tumors. Inability to control local tumors remains a significant obstacle to a cure for cancer, causes over one-third of all cancer deaths, results in severe symptoms which reduce quality of life, increase cost of care, and increases the risk of metastatic disease. BSD's hyperthermia equipment has been shown to increase local tumor control without an increase in toxicity.

   The Company's hyperthermia equipment can be used alone but is typically used in conjunction with other therapies and has been shown to potentiate other cancer therapies, including radiation therapy, chemotherapy and surgery. Published, clinical studies using the Company's systems have shown that hyperthermia increases the efficacy of radiation and chemotherapy to a significant degree without an increase in toxicity.
Hyperthermia delivery using the Company's equipment has been shown to provide supra-additive interactions with many chemotherapeutic drugs; to cause localized toxicity of heated tumor areas, while maintaining low levels of toxicity to non-heated normal tissues; and to cause some chemotherapeutic agents that are not effective at normal temperatures to become
effective   at   elevated   temperatures.    The   addition   of
hyperthermia to other therapies can allow a reduction in chemotherapy and/or radiation dose, thus reducing the debilitating and dangerous side effects of these treatments. The use of pre-surgical hyperthermia delivered using BSD's equipment has been shown to obviate the need for amputation of normal tissues in sarcoma patients. BSD's systems have also been used pre-surgically to reduce the size of the tumor prior to surgery and thus make the tumor more easily resectable (surgical removal) and increase the chances of obtaining clear surgical tumor margins, one of the most significant prognostic factors in recurrence.

   In the past, hyperthermia has been typically used almost exclusively as a therapy for patients who have failed all other available methods of treatment, and even these heavily pretreated patients have responded well to hyperthermia, and some patients are now being treated earlier with BSD's equipment using combination therapy which includes hyperthermia.

  HYPERTHERMIA/THERMOTHERAPY AS A TREATMENT FOR BENIGN PROSTATIC HYPERPLASIA (BPH). BPH, a condition in older men where the enlarged prostate gland restricts urination, afflicts millions of men around the world. Over 5 million American men meet recently released U.S. government guidelines for treatment of
BPH; by the year 2020, 11 million U.S. men will require treatment for BPH. Recently adopted World Health Organization BPH treatment guidelines are similar to the U.S. guidelines. Of the 5 million men in the U.S. currently in need of treatment for BPH, only 700,000 will receive treatment due to the high toxicities of available therapies. The Company believes that many of the 5 million men suffering with BPH would likely seek treatment if a non-surgical, low toxicity treatment were available. A treatment alternative for BPH is desperately needed by all segments of this market: BPH patients need a less toxic treatment alternative to surgery; urologists need a less invasive non-pharmaceutical procedure to offer patients; and health care providers need a less expensive treatment. BSD designed the BSD-50 to meet the needs of this substantial market. The BSD-50 provides a low cost treatment which can be administered in the physician's office, requires no anesthetic, and has no significant acute or late side-effects. There is a substantial market in disposable products associated with this technology which will provide a self-perpetuating market and revenue stream. Researchers have stated that BSD's equipment provides an effective, low cost, non-surgical treatment for BPH which allows the patient to resume normal activities immediately following treatment.

   The BSD-50 is a heat treatment (hyperthermia/thermotherapy) system which has been shown to provide a less invasive, low toxicity and low cost treatment for BPH. Physicians throughout the world have used the BSD-50, as well as BSD's other products, to treat BPH. Published clinical data using BSD's equipment for transurethral microwave heat treatment of over 300 BPH patients has shown significant benefits (an effectiveness level of over 70% which has been sustained on follow-up of up to nine years for some patients) and only minor acute toxicity and no long term side effects. One small study evaluated patient acceptance of treatment, and 100% of the patients stated that they would repeat HT treatment with BSD's equipment if their symptoms recurred.

   Published articles have described transurethral microwave heating treatments of BPH using BSD's PMA approved treatment monitoring and control systems in conjunction with BSD's PMA approved microwave interstitial applicators which are inserted into the prostate inside a urethral Foley catheter; however, this treatment is not covered by BSD's PMA approval and thus is defined by the FDA as an "off label treatment". BSD has developed an integrated helical coil microwave radiating applicator/catheter (MU-100) for BPH treatment. BSD initiated clinical studies using the BSD-50 and MU-100 in Europe in 1989 and began those studies at the University of Utah in 1994 and at Barnes Hospital, Washington University in St. Louis in 1995. Commercial sales of the BSD-50 in the United States cannot be made unless and until the FDA grants PMA approval for this product, which will likely not be granted until fiscal 1998, if at all.

   The BSD-50 system is targeted to the field of urology, as opposed to the Company's traditional emphasis on sales to the oncology market, and the BSD-50 Systems sold by the Company thus far have been purchased by foreign hospitals and clinics. The Company estimates that BSD's BPH treatment devices, if successful, could open a large new market for the Company. There can be no assurance that the BSD-50 will be a successful product, but the Company is placing a significant emphasis on development of this product because of the large market potential.

    CANCER   HYPERTHERMIA   PRODUCTS.   The   Company's   cancer
hyperthermia products are designed to apply electromagnetic (i.e., microwave or radiofrequency) or ultrasonic energy to the human body in order to generate temperatures of 40 to 60 degrees C at the site of the tumor. Thermometry systems are used to measure tumor and normal tissue temperatures during treatment in order
to   assist  in  achieving  and  maintaining  safe  and  optimal treatment temperatures. The Company's hyperthermia systems are designed to permit the treatment of various tumor sizes, various tumor depths and various anatomical sites. A physician wishing to have full hyperthermia treatment capability must have a wide variety of hyperthermia techniques and devices available.

   Cancer Hyperthermia Systems. A hyperthermia system typically consists of an integrated computer control unit, a fixed or variable frequency generator, applicators, and thermometry. The Company's computer software is designed to maximize the safety and effectiveness of the treatment. The Company's computer software provides accurate monitoring of temperature and other treatment parameters, and also pre-treatment planning, display, storage, and recall of patient treatment data. The pre-treatment planning capability utilizes the Company's proprietary algorithms and software to allow the physician to customize hyperthermia treatments for specific tumors.

  The Company's cancer hyperthermia system product line includes many  system designations, depending upon the configuration  and
options.    The   most  significant  of  the  Company's   cancer
hyperthermia systems are discussed below.

   The variable frequency BSD-1000 Hyperthermia System was the Company's first hyperthermia system. The BSD-1000 has received FDA PMA approval for commercial sale in the United States and Japanese Ministry of Health approval for commercial sale in Japan.

   The BSD-300 provides fixed frequency 915 MHz operation for superficial external and interstitial treatments. This system is mobile and is PMA approved for commercial sale in the United
States.

   The BSD-400 provides fixed frequency 915 MHz operation for superficial external and interstitial treatments. The BSD-400 is a lower cost, simple to operate system which is well suited for small volume interstitial or intracavitary treatments, including prostate heating. This system is mobile and is PMA approved for commercial sale in the United States.

   The BSD-500 provides fixed frequency 915 MHz operation for superficial external and interstitial treatments. The computer control system, thermometry system, water cooling system, and certain other equipment components of the BSD-500 are used as the basic components for other systems of this series (i.e., the BSD-750, BSD-1500, and BSD-2000). This system is mobile and is PMA approved for commercial sale in the United States.

   The BSD-750 is essentially a BSD-500 with the addition of a BSD-250 for ultrasound hyperthermia capability. This system is mobile. The BSD-500 portion is PMA approved for commercial sale and the BSD-250 portion is under an Investigational Device Exemption (IDE) from the FDA.

    The BSD-1500 Deep Local Hyperthermia System uses the Single/Dual Horn variable frequency applicators to treat to greater depths than the 915 MHz fixed frequency applicators of the BSD-500. Because of FCC regulations, the BSD-1500 requires a shielded room due to the variable frequency capability. The BSD-1500 has been granted an IDE by the FDA.

   The variable frequency BSD-2000 is a deep local and regional hyperthermia system which includes the "Sigma Treatment System." This applicator system combines the energy from multiple applicators positioned around the patient to generate heat deep within the body. The design features of the BSD-2000 provide a significant improvement in patient handling. The BSD-2000 has been granted an IDE by the FDA.

  The UT-100 uses ultrasound hyperthermia to deliver deeper more focused heating. This system is mobile and has been granted an IDE by the FDA for investigational use.

  BSD is currently developing the BSD-2000-3D - a new generation of deep regional hyperthermia equipment designed by BSD and funded in part by Phase I and II grants received from the National Cancer Institute (Grant No. CA61515). BSD plans to complete development and install the first system in 1997. The BSD-2000-3D can be modified for integration with a magnetic resonance imaging system, and becomes the BSD-2000-3D/MR system. The BSD-2000-3D System integrates state-of-the-art three-dimensional (3D) focused deep regional hyperthermia with 3D patient specific treatment planning in order to provide 3D heating pattern steered focusing. The Company believes that this system may be the technological breakthrough needed to revolutionize deep hyperthermia treatment and increase survival and quality of life for patients suffering from many large and deep tumors (for which there are few treatment alternatives); i.e., recurrent breast, sarcoma, lung, colorectal, liver, cervical, bladder, stomach, and prostate. BSD plans to submit to the FDA for an IDE for this equipment.

   Cancer Hyperthermia Applicators. Hyperthermia applicators emit radiofrequency, microwave or ultrasonic energy directly into the patient to provide tumor heating. The Company has developed and patented a number of specially designed applicators for treating a particular tumor in a particular location. The Company's applicators are designed to facilitate safety, effectiveness and comfort of treatment.

   Applicators generally fall into two categories: external surface applicators (superficial and deep) and interstitial (i.e., invasive) applicators. Microwave, superficial, external applicators deliver externally generated heat to specific sites on or slightly below the surface of the skin. Deep phased array radiofrequency applicators provide externally generated heat to deep seated tumors by combining phase aligned beams from multiple applicators positioned around the body. Ultrasound external applicators generally provide deeper and more focused heating than microwave external applicators. Interstitial microwave applicators are antennae which are implanted directly into the body for heating from within the tumor itself.

   The  Annular  Phased Array (APA) applicator is used  to  heat
solid   tumors  deep  in  the  body.   The  Sigma-60,  a  second
generation deep hyperthermia applicator, replaced the APA.

   The Mini Annular Phased Array (MAPA) applicator, designed to treat deep seated tumors located in the arms and legs, is similar in concept to the APA applicator. The Sigma-30, a second generation deep hyperthermia applicator, replaced the MAPA.

   The  Sigma-60  is part of the Sigma Treatment  System.   This
System includes a treatment base and couch, patient handling system and water cooling system and permits easy installation of phased array applicators of different aperture sizes. The Sigma-60 (60 cm diameter) was designed to provide the ability to focus and steer the heating pattern for the treatment of widespread,
large,  and/or  deep  tumors  in  adults.   The  deep  treatment
capability is provided through the use of applicators which surround the patient and radiate radiofrequency energy directly into the tumor. The Sigma-30 (30 cm diameter) is designed to treat deep seated tumors located in the arms and legs in order to prevent amputation; the Sigma-30 can also be used for regional treatment of infants. The Sigma-40 (40 cm diameter) is designed to treat children suffering from pediatric cancerous
tumors.   The  Company has been granted an IDE by  the  FDA  for
clinical investigations using the BSD-2000 with the Sigma-60 and Sigma-30 Applicators. The Sigma-40 is an export only device. The Company has no current plans to pursue approval in the United States because the potential U.S. market does not justify the time and cost to obtain approval from the FDA.

   The Sigma Eye is a new deep hyperthermia applicator used with the Sigma Treatment System. The Sigma Eye is an elliptical shaped phased array applicator which contains 24 energy radiators, as compared to the 8 energy radiators in the Sigma-60, Sigma-40, and Sigma-30. The Sigma Eye is capable of dynamic three dimensional energy steering and heating pattern focusing. The development of this applicator and control system was funded in part by National Cancer Institute (NCI) Phase I and Phase II grants, and NCI has approved additional funding for a Phase II project to allow BSD to complete the design and testing of a modified BSD-2000 control system; the modified BSD-2000 will provide 3D focal energy steering when used in conjunction with the new Sigma Eye. NCI funding also includes support for clinical evaluation of the new Sigma Eye and BSD-2000 control system and the clinical application of the innovative capabilities of this applicator. Independent, published, laboratory analysis has predicted that this design will provide a significant improvement in the treatment dose delivered to deep tumors, with no impact on tissues located outside the treatment area and thus significantly improve clinical results and provide an effective treatment for large and deep tumors, for which there are few if any treatment alternatives.

   The Microwave Interstitial module (which includes the MA-250 and MA-251 applicators) has PMA approval, can be used with all of the Company's cancer hyperthermia systems, and permits the physician to treat tumors accessible by catheter with interstitial antenna applicators and customize hyperthermia treatments to a specific patient's tumor and physiology. The
Microwave Interstitial module allows heat delivery and temperature monitoring in the same catheter used for radiation therapy. Interstitial applicators can be used for intracavitary or interstitial heating using transurethral, transrectal, or percutaneous insertion, or a combination of these methods. BSD's products currently include catheters/accessories for insertion and placement of temperature probes and interstitial applicators for the intracavitary treatment of malignant tumors; e.g., esophageal, prostatic, and rectal. BSD's Microwave Interstitial
Pretreatment Planning Program can be used to improve the planning, placement, and heating of MA-250 and MA-251 arrays for intracavitary as well as interstitial treatments. The MA-251 Interstitial Applicator has been granted PMA approval for commercial sale. The MA-250 Interstitial Applicator has been granted PMA approval for commercial sale.

   The MA-100, MA-150 and MA-151 External Applicators, which are used to treat surface and subsurface tumors, are PMA approved for commercial sale. The MA-120 external microwave applicator, used to treat chest wall tumors, has been granted PMA approval for commercial sale. Ultrasound applicators are available with the BSD-250, BSD-750 and UT-100 systems. These applicators provide a uniform heating pattern and are small and lightweight for ease of use. The SA-115 and SA-812 Spiral (external) applicators radiate electromagnetic energy from spiral shaped conductors etched onto plastic substrates. These applicators are currently export only devices. The Company has no current plans to pursue approval in the United States because the potential U.S. market does not justify the time and cost to obtain approval from the FDA.

   The Single/Dual Horn Applicators (MA-200/MA-201) operate at lower frequencies and higher powers than other external superficial applicators, which results in deeper penetration. These horn shaped external applicators were designed to treat larger, deeper tumors by external application of transverse electromagnetic  ("TEM") energy, which  reduces  the  hot  spots which sometimes occur with other applicators. The Dual Horn applicator is two smaller applicators (MA-200s). The clinician can use the MA-201 for a larger, deeper heating pattern, or the two applicators can be disconnected and utilized separately (MA-
200) for a smaller, more shallow heating pattern. The MA-200/201 applicators have been used clinically to treat 452 tumor sites (primarily breast tumors) in 374 patients. BSD has applied for PMA approval of these applicators.

   Thermometry. In order to monitor and control the heating of tumors, thermometry systems that are accurate, reliable and suitable for use in clinical hyperthermia must be included in hyperthermia systems. The Company manufactures the BSD Thermistor Probe, as well as other thermistor based thermometry probes. Independent testing by hyperthermia quality assurance groups has shown the BSD Thermistor Probe to be the most reliable and accurate thermometry probe commercially available. The Company has an exclusive license for the manufacture and distribution of the BSD Thermistor Probe.

   The primary thermometry system used in all of the Company's electromagnetic hyperthermia systems is a multi-probe system which interfaces with BSD Thermistor Probes. A thermistor type sensor has also been integrated into some models of the microwave interstitial applicators manufactured by the Company.

   The BSD Thermistor Probe can be used with the proprietary, computer controlled BSD Thermal Mapping System which provides temperature information throughout the tumor volume. The BSD Thermal Mapping System is a sophisticated, automated thermometry system that, under computerized control, periodically shifts thermometry probes to multiple locations within implanted catheters during treatment and automatically records temperature data along the catheter lengths. The BSD Thermal Mapping System has received PMA approval for commercial sale and is an option for the BSD-500, BSD-750 and BSD-1500 systems and is standard with the BSD-2000 system.

   The Company also manufactures and sells specially developed thermistor probes for ultrasound treatments.

  The BSD-100 Thermometry System is offered as an option for the Company's systems. This thermometry system can be used in combination with the primary thermometry system as an additional aid in monitoring temperature distributions during treatment. The BSD-100 is purchased from another company. BSD anticipates a continuous supply of this product; however, the loss of availability of this product would have no material impact on the Company.

   In 1991, the Company introduced the BSD-500TMS (Thermal Mapping System) also referred to as the "TMS-480" as a stand-alone thermal mapping system. The BSD-500TMS provides the ability to measure large temperature fields in heated tissue equivalent media. The principal potential markets for the BSD-500TMS are bioelectromagnetic research centers and engineering laboratories. The BSD-500TMS is the BSD-500 thermometry system and has PMA approval status.

   The BSD-2000-3D/MR System is being designed to provide simultaneous heating and non-invasive measurement of treatment parameters; such as tumor temperature, tumor response, tissue heat damage, tissue blood-flow, tissue pathology, and other chemical and biological changes in the tissue, which has the potential to optimize tumor heating and thus tumor destruction. Currently available hyperthermia equipment requires the use of invasive temperature monitoring to control heating delivery and to determine treatment effectiveness, which limits the commercial and clinical applications. The development of reliable non-invasive thermometry is the next required breakthrough in the field of hyperthermia and has the potential to significantly increase the clinical applications and commercial potential of hyperthermia; however, there can be no assurance that this system will provide reliable non-invasive thermometry.

   PROSTATE HEATING PRODUCTS (BPH AND PROSTATIC CARCINOMA). Intracavitary heat treatment of the prostate has been established as an important adjuvant treatment for many patients with prostate carcinoma and is rapidly becoming a major nonsurgical treatment for patients with BPH. Many published articles have described transurethral microwave heating treatments of BPH using BSD's PMA approved treatment monitoring and control systems (BSD-300, BSD-400, BSD-1000, and BSD-500) in conjunction with the PMA approved MA-251 and MA-250 microwave interstitial applicators which are inserted into the prostate inside a urethral Foley catheter. BSD Medical has various PMA approved control systems, applicators, catheters, and accessories which can be used for microwave heating of the prostate. BSD has also developed an integrated helical coil microwave radiating applicator/catheter (MU-100) for BPH treatment. The MU-100 is currently undergoing IDE investigations utilizing the BSD-50 Control System. Independent published comparative studies have shown that the heating patterns from the MA-250 and MA-251 applicators placed inside a Foley catheter are basically identical to the integrated applicator/catheter MU-100. The use of transurethral microwave heating for treatment of prostatic carcinoma has most often utilized concomitant radiation therapy; however, published studies have reported efficacy using hyperthermia/thermotherapy alone delivered by using simultaneous transurethral and transrectal heating. BSD plans to market and supply both the capital equipment and the disposable applicator required for each patient treatment; the market for hyperthermia/thermotherapy disposables is a substantially larger market than the market for capital equipment and provides a self-perpetuating revenue stream.

MARKETING AND SALES

   In the U.S., the Company sells its cancer hyperthermia products primarily to radiation oncology departments and, outside the U.S., to radiation oncology and chemotherapy oncology departments. The Company currently markets its products in the United States directly through its own sales and marketing staff. International sales of both cancer and BPH products are generally accomplished through distributing companies located in various foreign countries. The Company's marketing efforts include participation at trade shows and symposia and development of product brochures, newsletters, and other promotional materials. The Company also co-sponsors an annual international BSD Users' Conference.

   BSD is developing comprehensive promotional and public relations programs and is supporting additional clinical testing, which will provide additional clinical safety and efficacy data and cost-effectiveness evidence for support of the marketing effort. Current marketing efforts include education, training, and dissemination of information on the effectiveness and benefits of BSD's equipment and therapy. BSD also plans to do advertising in appropriate trade publications and in mass media publications to increase patient education and demand.

   Leading research centers in Europe, who use BSD's equipment, have recently published long term evidence proving that hyperthermia is effective, safe, and cost effective. Many of these studies were sponsored by the European Union (EU), the Dutch government, the German government, and leading European oncology associations. This recently published data should allow BSD to increase sales throughout the world.

   The Company is implementing a strategic plan to reactivate domestic sales of the cancer product lines. Future marketing for current cancer products will be expanded into two previously unexplored markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published. Recently published data provides the level of proof for hyperthermia which is required in today's medical markets. Prospectively randomized studies using BSD's equipment have shown that the addition of hyperthermia to other cancer treatment modalities results in: faster tumor regression; increased tumor response; lower relapse rate; increased disease free survival time; and improved quality of life for the patient. Health care reform and the increasing trend toward managed care facilities provide a new opportunity for the mass marketing of BSD's therapies (which provide reduced patient care costs while increasing the efficacy of other modalities) and BSD plans to target this market segment. The Company believes that the domestic market will begin to slowly expand in the future because of the recent publication of randomized studies showing the effectiveness of hyperthermia and a renewed interest in hyperthermia in the U.S.

   BSD  is  seeking an investor/partner to provide the  capital needed  to  implement  and  accelerate  current  corporate  and marketing  opportunities.  BSD's therapies  and  equipment  are favorably  poised to take advantage of a number  of  alliances, including strategic marketing alliances, which may allow the Company to expand and grow more quickly. Negotiations are currently underway, and it may be feasible for the Company to form strategic alliances with other companies, private treatment centers and managed health care providers. The
Company is actively seeking strategic partnerships for marketing, sales and distribution of the Company's current products, collaborative arrangements for the development of new product lines, as well as alliances for product development and manufacturing of the companies' product. A report on the medical industry by Frost and Sullivan, the leading worldwide publisher of high-technology research reports, predicted a seven percent annual growth in medical equipment markets and an increase in the worldwide market for cancer diagnostic imaging and therapeutic equipment from $2.7 billion in 1993 to $4.4 billion in the year 2000. The cancer therapy equipment evaluated included hyperthermia equipment.

   For the year ended August 31, 1995, two customers accounted for approximately 25% and 18%, respectively, of net sales of the Company. The loss of a significant customer could have a material detrimental impact on the Company's operations. In order to expand the customer base, BSD is currently increasing its distributorship network, has implemented new distributorship incentive programs, and is currently evaluating all distributors and appointing new distributors in some countries. BSD is also actively pursuing strategic marketing alliances.

   THIRD-PARTY REIMBURSEMENT/MEDICAL COST CONTAINMENT. In the United States, the Company's products are purchased primarily by medical institutions (which then bill various third-party payers, such as Medicare, Medicaid, other government programs, and private insurance plans, for the health care services provided to their patients), or by managed care organizations which directly pay for services provided to their patients. In December 1984, the Health Care Financing Administration ("HCFA" --- the agency responsible for administering the Medicare and Medicaid systems) and most of the private medical insurance carriers in the U.S. approved reimbursement for hyperthermia in conjunction with radiation therapy for the treatment of surface and subsurface tumors. Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan which is established by state law and regulations, subject to requirements of Federal law and regulations.

   In November 1995, the Health Care Financing Administration authorized Medicare reimbursement for all investigational therapies and devices for which underlying questions of safety and effectiveness of that device type have been resolved based on categorization by FDA into one of two categories - A or B. Category A includes devices for which questions of safety and effectiveness have not been resolved. Category B includes investigational devices for which underlying questions of safety and effectiveness of that device type have been resolved. As of November 1, 1995, HCFA stated that all devices and procedures which fall under Category B will be reimbursed for Medicare patients. All of BSD's investigational equipment and protocols have been categorized by the FDA into Category B and thus may be reimbursed by Medicare. This new procedure will have no effect on BSD's PMA approved equipment and therapy which received approval for reimbursement from HCFA in 1984. However, investigational treatments using BSD's PMA approved equipment may also be reimbursed under this new policy. BSD anticipates that these changes in reimbursement policy may have a positive effect on U.S. sales.

   Cost-containment  policies  are impacting  the  major  cancer markets such as the U.S., Western Europe, and Japan. Even though these changes have negatively impacted the industry, the long-term effects of healthcare reform are expected to be favorable and provide increased opportunity for cost-effective clinically proven therapies and equipment such as hyperthermia. BSD's products have been designed to provide cost effective treatment.

   The Company is unable to predict the extent to which its business may be affected by future legislative and regulatory developments. There can be no assurance that future health care reform legislation or regulation will not have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that procedures using the Company's products will, in the future, be considered cost-effective by third-party payers, that reimbursement will be available or, if available, that payers' reimbursement levels will not adversely affect the Company's ability to sell its products.

COMPETITION

  The Company believes that it is a technological and commercial leader in the field of hyperthermia. However, competition in the medical products industry is intense, both in the United States and internationally. Some of the Company's competitors have significantly greater financial, technical, research and development, engineering, manufacturing, distribution, and sales and marketing resources than the Company. Several companies have received IDEs in the United States for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. In addition to BSD, four other companies (Clinitherm
- no longer in business, Labthermics, Cheung Labs, and Cook Medical) have received FDA Pre-Market Approval for the commercial sale of certain hyperthermia equipment for the treatment of cancer in the U.S. In the BPH market, competitive companies offering products similar to BSD's BSD-50 include EDAP Technomed (which has PMA approval from the FDA), Urologix, VidaMed (which has 510(k) marketing clearance from the FDA), Dornier, and Thermal Therapeutics. In addition to hyperthermia/thermotherapy equipment made by competitors, there are many other competitive treatments for benign prostatic hyperplasia (including various drug treatments, surgical lasers, ultrasound ablation, electro-cautery surgery, stents, transurethral incision of the prostate (T.U.I.P.), and balloon dilation) which are currently being developed, clinically investigated and/or actively marketed. The Company competes in foreign markets with many foreign manufacturers of hyperthermia/thermotherapy systems, some of which have greater financial and other resources than the Company.

   The Company believes that other companies are considering or will consider marketing hyperthermia/thermotherapy equipment and anticipates increased competition both in the United States and internationally. There can be no assurance that others, including those with greater resources and more extensive business experience than the Company, will not develop products that would materially adversely affect the ability of the Company to compete effectively. Further, the treatment of disease with hyperthermia equipment, and with other methods, is subject to rapid technological change. There can be no assurance that other forms of treatment will not be developed which could render the Company's hyperthermia systems obsolete.

   The Company expects to rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation, as well as current patents and new patent applications, in order to maintain and improve its competitive position.

PRODUCT SERVICE

    The Company provides a 12-month warranty following installation on all systems and a 90-day limited warranty on individual components. BSD's employees install and service the hyperthermia systems it sells to domestic customers. In addition, technical and clinical training is performed by Company personnel or consultants. Subsequent to the applicable warranty period, the Company offers full or limited service contracts to its domestic customers.

   Generally, the Company's distributors install and service systems sold to foreign customers and are responsible for managing their own warranty programs for their customers, including labor and travel expenses. The Company provides parts repair/replacement warranties for 12 months for systems and for 90 days for individual components. Spare parts are generally purchased by the distributors and stored at the distributors' maintenance facilities to allow prompt repair. Distributor service personnel are usually trained at customer sites and at the Company's facilities in Salt Lake City.

PRODUCTION

   The Company produces and tests its products at its facilities in Salt Lake City, Utah. The Company's manufacturing operations
consist  primarily of component assembly and testing.   Most  of
the principal components of the Company's systems are purchased from independent suppliers and are modified, as required, by the
Company  at  its  facilities.   Some  purchased  components  are
modified  by  the  supplier or are customized to  the  Company's
specifications.   Key factors in the manufacturing  process  are
assembly and testing. Raw/pre-fabricated materials, components, and sub-assemblies required for production are tested at every stage of manufacture and again prior to final shipment. Certain components and processes used in the manufacturing of the Company's products are currently provided or performed by single-source vendors. Any supply interruption or yield problems from these vendors would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply were qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations.

    In   order   to  provide  outside  financial   support   for
manufacturing operations and diversify the Company's services, the Company is providing high quality manufacturing and testing services under contract to local companies.

RESEARCH AND DEVELOPMENT

   Technological changes in the treatment of disease in general, and in the hyperthermia field in particular, are frequent. Thus, the Company intends to continue to devote substantial sums to research and development in order to improve existing products and develop new products. During the fiscal years ended August 31, 1994, August 31, 1995, and August 31, 1996, the Company expended $250,243, $219,871, and $565,158, respectively, for research and development, representing 27.55%, 19.14%, and 22.28% of total revenues. The Company intends to pursue new markets and applications for the Company's products.

   Prototype development by the Company of the Sigma Eye applicator, a new deep hyperthermia applicator which provides 3D phase steering of energy, was funded by an NCI Phase I grant of $50,000. As of August 1995, NCI approved funding of $325,066 to BSD for a Phase II project to complete the design and testing of a modified BSD-2000 control system and the new Sigma Eye (BSD-2000-3D). Additional NCI funding of $138,499 has been allocated for the second year to complete this effort and begin clinical evaluation of the new Sigma Eye and BSD-2000 control system. BSD is also completing the development of a new BSD-2000-3D/MR system under contract with Dr. Sennewald/Medizin Technik GmbH for delivery to Munich in 1997. The BSD-2000-3D/MR System combines three state-of-the-art technologies: three-dimensional
(3D) focused deep regional hyperthermia using the Sigma Eye; 3D patient specific treatment planning; and open Magnetic Resonance
(MR) Imaging. The Company believes that this system will be the technological breakthrough needed to revolutionize deep hyperthermia treatment and thus increase survival and quality of life for patients suffering from many large and deep tumors; i.e., recurrent breast, sarcoma, lung, colorectal, liver, cervical, bladder, stomach, and prostate. The first system will be installed at a leading German oncological research institution - the Clinic of Medical Oncology of the Klinikum Grosshadern Medical School of Ludwigs-Maximilians-Universitaet Muenchen, Munich, Germany. The Medical School received funding from the Stiftung Deutsche Krebshilfe e.V. (German Cancer Aid Foundation) for the system order. Over the past few years, the Foundation has contributed more than DM 11 million ($7.5 million U.S.) to this Institution to develop the clinical application of regional deep hyperthermia combined with chemotherapy for the treatment of cancer patients.

   The Company is also currently collaborating with a number  of
research       institutions      to       develop       advanced
hyperthermia/thermotherapy  products  and  treatments   and   to
increase the clinical applications for BSD's products.

PATENTS,   INTELLECTUAL   PROPERTY,   LICENSING,   AND   ROYALTY
AGREEMENTS

   Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's policy is to file patent applications to protect significant technology, inventions and product improvements. The Company has been issued 18 patents in the United States and additional patents outside the United States. Other hyperthermia related patents are pending in the United States, Japan and Europe. There can be no assurance that the patents presently issued or those applied for (if granted), will be of significant value to the Company or will be held valid upon judicial review. Successful litigation against these patents by a competitor could have a material adverse effect upon the Company's business, financial condition and results of operations.

  The Company believes that it possesses significant proprietary know-how in its hardware and software capabilities. There can be no assurance that others will not develop, acquire or patent technologies similar or superior to those of the Company or that secrecy will not be breached. In July 1979, the Company entered into an exclusive worldwide license for a unique temperature probe (Bowman Probe). The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licenser. The Company pays royalties based upon its sales of the Bowman Probe. The license agreement was amended and renewed in 1987 and is currently in effect.

   There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the past, the Company has filed lawsuits for patent infringement against three of its competitors and subsequently settled those lawsuits.

   From time to time, the Company has had and may continue to have discussions with other companies, universities and private individuals concerning the possible granting of licenses covering technology and/or patents. There can be no assurance that such discussions will result in any agreements. In the past, BSD has granted non-exclusive practice licenses for a few selected patents to three companies (one of which is no longer in business and one which has been terminated by BSD).

   In 1994, BSD issued a non-exclusive license to Urologix to practice some of its patented technology for cash payments and royalties on future sales (see Part I, Item 3, Urologix vs. BSD
Medical Corporation).

  In July 1996, BSD entered into a license agreement and granted EDAP Technomed, Inc. a non-exclusive, non-transferable license of certain rights to one of BSD's patents. As a result of this transaction, BSD received a non-refundable license fee in the amount of $1,500,000 ($1,000,000 in July 1996 and $500,000 in
September 1996), as well as the right to receive royalties of 2.5%, up to a maximum of $3,500,000, on the sale of certain products.

GOVERNMENT REGULATION

   The medical devices that have been and are being developed by the Company are subject to extensive and rigorous regulation by numerous governmental authorities, principally by the United States Food and Drug Administration (FDA). Pursuant to the Federal Food, Drug and Cosmetic Act (the FD&C Act), as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution, and promotion of medical devices in the United States. This regulation has become stringent and the approval process expensive and time consuming. In addition, various foreign countries in which the Company's products are or may be sold, have regulatory requirements.

   The majority of the Company's past and present hyperthermia systems have required, (and future systems, if any, would likely continue to require) Pre-Market Approval from the FDA instead of the simpler 510(k) marketing approval. Pre-Market Approval requires clinical testing to assure safety and effectiveness prior to marketing and distribution of medical devices. The Company intends to continue to make improvements in and to its existing products. Product improvements must be submitted to the FDA under IDEs, 510(k) PreMarket notifications or PMA supplements.

   International sales of unapproved medical devices are subject to FDA export requirements, unless these products have been previously approved by one of 8 countries specified by the FDA. In addition, international sales are subject to the regulatory safety agency requirements of each country. The regulatory review process varies from country to country. The Company has obtained regulatory approval, import approval and export approval for various of its products from certain countries and has applied for additional approvals and will continue to apply for others. There can be no assurance that all of the necessary approvals will be granted on a timely basis or at all. Delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's financial condition and results of operations. Sales into the European Union (EU) are now governed by the need to obtain a CE Mark and to comply with all applicable directives. BSD has started the process of obtaining testing and certifications needed for compliance which will allow BSD to affix the CE Mark. There can be no assurance that BSD can obtain the CE Mark, and, if BSD is unable to obtain these approvals, it could have a significant material effect on the Company's financial condition.

  FDA regulations pertain not only to human health care products and medical devices, but also to the processes and facilities used to manufacture such products. The Company is required to register with the FDA as a device manufacturer. As such, the Company is inspected from time to time by the FDA to determine whether the Company is in compliance with various regulations relating to medical device manufacturers. All devices must be manufactured in accordance with Good Manufacturing Practices
(GMPs)  specified  in  regulations  under  the  FD&C  Act.    In
complying with FDA's Good Manufacturing Practice (GMP) regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance. Significant changes to the manufacturing process require notification to the FDA, and all changes require documentation. The Medical Device Reporting regulation requires that the Company provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunctions were to recur. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that it is in material compliance with all applicable manufacturing and marketing regulations of the FDA and other regulatory bodies with respect to its existing products, a determination that the Company is in material violation of such regulations could lead to the imposition of penalties, including fines, recall orders, product seizures, and criminal sanctions. In addition, current regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. Although the Company cannot predict what impact, if any, such changes might have on its business, such changes could materially adversely affect the Company's business.

   The Federal Communications Commission (FCC) regulates the frequencies of microwave and radiofrequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The BSD-50, BSD-400, and the BSD-500 hyperthermia system applicators emit a fixed frequency of 915 MHz, which is approved by the FCC for medical applications. Some European countries allow the use of 433.92 MHz rather than 915 MHz, thus the BSD-50, BSD-400, and BSD-500 can be operated at 433.92 MHz. Accordingly, these systems do not require shielding to prevent interference with communications. The BSD-1000, BSD-1500 and BSD-2000 systems utilize variable-frequency generators and applicators to achieve therapeutic temperatures. Accordingly, these systems require electromagnetic shielding. Ultrasound hyperthermia systems can be operated without shielding because the applicators emit acoustic rather than electromagnetic energy.

PRODUCT LIABILITY EXPOSURE

   The manufacture and marketing of medical devices involve an inherent risk of product liability. Because the Company's products are intended to be used in hospitals on patients who may be physiologically unstable and severely ill, the Company is exposed to potential product liability claims. The Company presently carries product liability insurance. However, there can be no assurance that the product liability insurance will provide adequate coverage against potential claims which might be made against the Company. In the Company's 18 year history, 3 product liability claims have been filed against the Company, and all were settled out of court with no material impact on the Company. No product liability claims are presently pending against the Company; however, there can be no assurance that product liability claims will not be filed in the future.

EMPLOYEES

   On August 31, 1996, the Company had 19 employees, 15 of them full time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. The Company is dependent upon a limited number of key management, manufacturing, and technical personnel. The Company's future success will depend in part upon its ability to retain these highly qualified employees.


ITEM 2.  PROPERTIES

   The office, production and research facilities of the Company are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet and is rented on a lease with an option to purchase. The annual rental expense is $62,400 (see Note 6 to Financial Statements). The building is currently in good condition; is adequate for the Company's needs; is suitable for all Company functions; and provides room for future expansion. The Company has received a commercial appraisal on the facility of $928,000 and has an agreement with its current landlord to purchase the building for approximately $330,000. Thus, the Company is currently attempting to obtain an agreement which will allow the Company to purchase the facility and, in connection with this agreement, borrow up to approximately 70% of the appraised value of the building (see page F-14, Note 6 to Financial Statements). The Company believes that it carries adequate insurance on the property; however, there can be no assurance that this insurance will provide adequate coverage.


ITEM 3.  LEGAL PROCEEDINGS

UROLOGIX,  INC.  VS.  BSD  MEDICAL  CORPORATION,  United  States
District Court for the District of Minnesota, Civil Action No. 4-
96-647.

   In June 1996, BSD Medical notified Urologix, Inc. that Urologix was in breach of the parties' license agreement because of violations by Urologix, Inc. of the settlement and patent licensing agreement's confidentiality provisions and that the agreement was terminated. On July 30, 1996, Urologix, Inc. filed suit (under seal) against the Company seeking a declaration that the Company's termination of a settlement and patent licensing agreement was not proper, and that the settlement and patent licensing agreement remains in full force and effect. The Company answered the complaint and filed a counterclaim on August 20, 1996, seeking a declaratory judgment that the settlement and patent licensing agreement were properly terminated by the Company (based on Urologix, Inc.'s prior breach of the confidentiality provision) and seeking damages caused by such breach. Urologix, Inc. has answered the counterclaim and discovery has recently commenced.

   At this point in time, it is not possible to predict the parties' relative likelihood of success on their various claims. Though Urologix's complaint against the Company requests unspecified "damages," it is apparent that the principal thrust of the relief sought by Urologix, Inc. is declaratory and injunctive. Since the Company has taken no action to preclude Urologix, Inc. from continuing to offer products or to otherwise affect Urologix's on-going business, it seems unlikely that Urologix, Inc. will ever be able to establish significant monetary damages.

NELSON BUNKER HUNT LIQUIDATING TRUST VS. ALAN L. HIMBER

  Alan L. Himber, a former principal and officer of the Company, filed for bankruptcy relief under Chapter 7 in the Northern District of Texas. Mr. Himber's claims against the Company for wages and equitable ownership interests through various partnerships became property of the Chapter 7 estate. It appears that, through an Asset Purchase and Release of Claims, the Chapter 7 Trustee of Himber's estate released and conveyed the Himber estate's wage claim and claims of interest in the Company to the NBH Liquidating Trust.

BSD MEDICAL CORPORATION VS. ALAN L. HIMBER

  The Company was involved in litigation against Mr. Alan Himber (see 1994 10-K, Part I, Item 3, BSD Medical Corporation vs. Alan
L. Himber). A Settlement Agreement was reached on January 12, 1996, on behalf of Himber's estate which unconditionally released BSD from all claims, causes of action, legal and administrative remedies related to any claim, event, act or omission, whether known or unknown, by Himber, occurring or arising prior to January 12, 1996 (see 1994 10-K, Part I, Item 3, Nelson Bunker Hunt Liquidating Trust vs. Alan L. Himber).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

                           PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND  RELATED
STOCKHOLDER MATTERS

   The Company's Common Stock began publicly trading on December 9, 1980, and was traded in the over-the-counter market under the NASDAQ symbol "BSDM" until it was delisted from NASDAQ on January 3, 1991. Since then, it has continued to trade (very sporadically) in the over-the-counter market. For the periods subsequent to December 1990, consistently reliable stock quotations have not been readily available because there has been no established market for the Company's stock due to BSD's stock being delisted from NASDAQ. (The Company plans to apply to have the symbol "BSDM" appear on the NASD "Bulletin Board" in the future.)

  As of August 31, 1996, there were approximately 625 holders of record of the Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception and has no intention of declaring any Common Stock dividends in the foreseeable future.


ITEM   6.   MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The balance sheet as of August 31, 1995, and the statements of operations, statements of cash flow and statements of stockholders' deficit for the years ending August 31, 1994, and 1995, and the independent auditors report thereon are included elsewhere in this report. The following selected financial information should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

   FISCAL YEAR ENDED AUGUST 31, 1995. Revenues for the year ended August 31, 1995, totaled $1,148,656, compared to $908,263 for the year ended August 31, 1994, an increase of $240,393, or
26.47%.   The  legal battle for control of the majority  of  the
Company's stock was resolved in 1994 and the majority ownership was purchased by long-term Company insiders and BSD's primary distributor (see Part II, Item 7, Management Discussion, page II-2, August 31, 1994, 10-K), which has resulted in a change in focus for the Company as well as a change in management,
marketing,  and  sales  strategy.   The  increase  in  1995  was
primarily a result of these changes in strategy.

   The Company's revenues from products and services in the United States, as compared to $360,593 in fiscal 1994, increased slightly to $383,256 in fiscal 1995. The Company believes that the domestic market will begin to expand slowly in the future because of the Company's increased sales efforts, recent publication of randomized studies showing the effectiveness of hyperthermia, and a renewed interest in hyperthermia in the U.S.

   Gross profit on product sales for 1995 was $501,923, an increase of 15.66%, as compared to $433,971 in fiscal 1994; a result of an increase in product sales. Gross profit margin as a percentage of sales decreased from 50.56% in fiscal 1994 to 43.70% in fiscal 1995, primarily because of options issued to employees to purchase shares of the Company's common stock, which have been recorded as deferred compensation and amortized over the vesting period of the options (see Note 5 to Financial Statements) and the sale of a BSD-2000 at a reduced profit, sold at that price because it was the first BSD-2000 placed in a specific country and would provide a reference site to stimulate future sales.

   Selling, General and Administrative Expenses for 1995 totaled $589,180, a decrease of $228,045, or 27.90%, as compared to $817,225 in fiscal 1994. The decrease was primarily caused by cost-cutting measures and efficiencies implemented by the Company, particularly in the areas of general and administrative staffing. These expenses may increase in the future as the Company intends to expand its marketing and sales efforts.

  Research and Development Expenses totaled $219,871, a decrease of $30,372 in 1995, or 12.14%, as compared to $250,243 in fiscal
1994 due to cost cutting measures implemented in all areas of the Company during this time while management evaluated the overall business structure and focus. The Company intends to increase research and development in order to improve existing products and develop new products, including the development of the BSD-2000-3D and the BSD-2000-3D/MR third generation deep regional hyperthermia equipment. The Company also intends to pursue new markets and applications for the Company's products.

    Total Costs and Expenses for 1995 were $1,455,784, an insignificant decrease of 2.41% as compared to $1,491,760 in fiscal 1994.

   In 1994 and 1995, Other Income, Net, a component of Other Income (Expense), included gains from settling trade accounts payable for less than their recorded balances as well as recovery of previously estimated reserves and expenses. These gains totaled approximately $110,000 in fiscal 1994 and $162,000 in 1995, decreasing loss per share by $.01 in fiscal 1995 and 1994.

   Interest Expense increased to $37,493 in fiscal 1995, as compared to $12,376 in 1994. The 1995 increase was caused primarily by capitalization of the building lease costs incurred for the Company to obtain and retain the option to purchase the building BSD currently occupies at a favorable price (see Note 6 to Financial Statements).

   During fiscal 1995, the Company experienced a net loss of $196,879 a decrease of 26.60%, as compared to a net loss of $268,224 in fiscal 1994 due to cost cutting measures implemented by current management.

  RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales accounted for 60.30% and 66.63% of the Company's total product sales during the fiscal years ended August 31, 1994, and August 31, 1995, respectively. The Company expects that international sales will continue to represent a significant portion of its total sales. The Company is subject to risks generally associated with international operations, including the establishment by foreign regulatory agencies of product standards different from, and in some cases more stringent than, those in the United States. Although the Company's sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in currency exchange rates. The Company's international sales may also be adversely affected by tariff regulations and export license requirements. Possible governmental, legislative and political actions that may be taken by the United States in order to reduce the balance of payments deficit may result in retaliatory actions by foreign governments. Such actions could have adverse effects upon sales of the Company's products in certain foreign markets. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

   FLUCTUATIONS IN OPERATING RESULTS. Due to risks associated with international operations, budgeting considerations of the Company's customers, the nature of the medical capital equipment market, the inability of the Company to predict the timing of various approvals required from the Food and Drug Administration and other governmental agencies, the relatively large per unit sales prices of the Company's products, the typical fluctuations in the mix of orders for different systems and system configurations, the limited unit sales volumes, the Company's limited cash resources, changes in Medicare and other third-party reimbursement policies, competition, and other factors, the Company's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and year-to-year basis. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

   LIQUIDITY AND CAPITAL RESOURCES. Total assets decreased by $126,739 a decrease of 9.66% from August 31, 1994, to August 31, 1995. The decrease was primarily due to cost cutting measures and a reduction in inventory. Cash increased $5,189, an increase of 12.67%, primarily as a result of normal business fluctuations. Trade accounts receivable increased $8,640, an increase of 9.36% primarily as a result of normal periodic fluctuations in shipments. Inventories decreased by $152,291, a decrease of 22.26%, primarily as a result of finished systems shipped during 1995 which had been previously held in inventory. Current liabilities decreased by $630,308, a decrease of 39.45% primarily as a result of decreases in accounts payable, accrued expenses, and customer deposits as well as other normal periodic fluctuations.

MANAGEMENT DISCUSSION AND CURRENT STATUS OF FINANCIAL CONDITION.

   Management believes that the current projected sales combined with projected grants may be sufficient to meet the Company's operating cash requirements into 1997. However, if sales and grants are not sufficient to meet the Company's operating needs, management intends to use its current cash position, supplemented and aided by anticipated cash flow from sales, budget controls, fiscal conservatism, the possibility of loans, and if necessary, private placements of its equity securities to meet operating requirements planned for 1997. The Company's backlog of unfilled customer orders was $410,141, as of August 31, 1995, and $409,141, as of August 31, 1996. However, a
$335,000 deposit has already been collected by the Company for this backlog. The Company also had long term receivables due for field service contracts of $115,108, as of August 31, 1995, and $106,820, as of August 31, 1996.

   Following the change in controlling interest in the Company (see Part III, Item 13, Employees Acquire Controlling Interest in BSD Medical, August 31, 1994 10-K), current management evaluated its overall business and implemented new corporate structuring, focus and strategies. The Company implemented a strategic plan to reactivate domestic sales of the cancer product lines and anticipates slow increases in this market segment in the future. Management plans to expand world wide marketing for current cancer products into two previously unexplored markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published. The increasing trend toward managed care facilities provides a new opportunity for the marketing of BSD's therapies which provide reduced patient care costs while increasing the efficacy of other modalities and the Company plans to develop marketing strategies targeted for this market.

   BSD  is  seeking an investor/partner to provide  the  capital needed to implement and accelerate current corporate and marketing opportunities. The Company is also actively seeking strategic partnerships for marketing, sales and distribution of the Company's current products, collaborative arrangements for the development of new product lines, as well as alliances for product development and manufacturing of the companies' product. BSD is well positioned for these types of alliances, and they would allow the Company to expand and grow more quickly. A report on the medical industry by Frost and Sullivan, the leading worldwide publisher of high-technology research reports, predicted a seven percent annual growth in medical equipment markets and an increase in the worldwide market for cancer diagnostic imaging and therapeutic equipment from $2.7 billion in 1993 to $4.4 billion in the year 2000. The cancer therapy equipment evaluated included hyperthermia equipment. Management has implemented programs to increase profitability and expand BSD's business and anticipates that these strategic plans will result in future growth and profitability; however, there can be no assurance these plans will be successful.

   BSD plans to support further R & D for current products to improve function and reduce cost. Funding of R & D objectives for the cancer products will primarily come from government and foundation sources, and product improvements on existing product lines will be supported by current product sales. The Company also intends to pursue new markets and applications for the Company's product as well as all new opportunities that would be commercially viable. The Company is primarily focused on the development and commercialization of minimally invasive, low toxicity, effective treatments of disease using controlled heating. Changing the body's temperature is one of the most natural and non-toxic methods to change the biology and physiology of tissue, and research into heating may provide additional new and unexplored diagnostic and treatment methods for a variety of conditions. BSD is a high technology company with a sophisticated research University customer base. The research based customers often ask BSD to develop medical products based on proposed solutions to current problems. BSD plans to rely heavily on collaboration with this University based idea pool for expansion of current products as well as development of new products. This approach ensures that there is an established market for the products developed by BSD and provides rapid evaluation of technical feasibility by collaborative testing of new products. New market opportunities will be allocated limited internal funding to determine market and technical feasibility. Once feasibility is established, a project plan will be prepared and submitted to the Board of Directors for review and further funding approval. Some of these R & D projects may lead to new products, partnerships, and strategic alliances. The Board will determine whether these business opportunities should be pursued by BSD or sold to other interested parties. BSD is currently evaluating some new applications.

   The  Company  has  expanded its business to include  contract
manufacturing  in  order  to  more  effectively  utilize   BSD's
manufacturing expertise. Management is currently increasing the marketing of this service.

   The Company is placing a significant emphasis on development of the BPH treatment market, as opposed to the Company's traditional emphasis on sales to the oncology market, because of the large market potential. BSD holds major patents in several aspects of hyperthermia/thermotherapy treatment of BPH. It is BSD's contention that all other companies in this market infringe BSD's patents and BSD intends to defend its patent positions and control entry into its protected markets. In 1996, BSD received a $1.5 million cash license fee from EDAP Technomed, Inc., for a non-exclusive, non-transferable, patent license for one of BSD's U.S. patents for heating the prostate with microwave energy. In addition to the payment of $1.5 million for the license, BSD has received, and will continue to receive, royalties on the sale of certain products from EDAP Technomed.

   In 1996, BSD received the first purchase order for its new, advanced, deep regional, hyperthermia system - the BSD-2000-3D/MR System. The purchase order for the amount of $850,000 was received from Dr. Sennewald/Medizin-Technik GmbH, Munich, Germany, BSD's primary European distributor, and included an option for a second system order. In August 1995, the Company was awarded a Phase II National Cancer Institute SBIR grant for $325,066 for the first year with additional funding of $138,499 for the second year to support some of the development efforts for the BSD-2000-3D. The Company anticipates that the BSD-2000-3D System may increase the expansion of the commercial market in hyperthermia throughout the world. BSD has started collaborative developments for clinical application of this technology, and some of these developments will be conducted under grants from the Stiftung Deutsche Krebshilfe e.V. (German Cancer Aid Foundation). In a January 23, 1996 press release, the Foundation stated that they have contributed more than DM
30.5 million to implement the clinical application of regional deep hyperthermia for the treatment of cancer because hyperthermia is one of the few new weapons which have passed the test in the fight against cancer during the past years.

  Management is dedicated to improving operating results through consistent performance, improved sales levels, new corporate directions, diversification of products and services, and cost reductions; however, there are no assurances that management will be successful in achieving improved operating results and there are certain risk factors which may impact the Company's ability to fund its cash needs. Such risk factors include uncertainties as to the Company's ability to achieve adequate sales, general economic conditions, possible unforeseen and/or non recurring expenses, and the availability of outside financing. The absence of a substantial backlog may impair the Company's ability to plan production and inventory levels, which could lead to fluctuations in operating results, and the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any fiscal period. In addition, the Company's ability to produce and ship its products depends upon its production capacity, manufacturing yields and component availability, among other factors. The domestic United States market for cancer hyperthermia equipment has been severely adversely impacted as a result of Medicare and other third-party reimbursement policies and procedures. The positive clinical results from European studies and recent changes in Medicare reimbursement policy should stimulate the U.S. market; however, BSD projects that the U.S. market will continue to grow at a slower rate than the international market.

   Domestic United States orders have traditionally generated a substantial cash down payment with each order. These down payments have helped to stabilize cash fluctuations over the course of each year and have helped to finance the acquisition of the specific components needed to produce the systems for which these down payments have been received. For the previous few years, foreign sales have provided the majority of sales revenues, and the Company anticipates that the majority of its sales for at least the next one to two years will be to foreign customers. The dramatic shift from predominantly domestic United States sales to predominantly foreign sales could have a negative impact on the Company's ability to fund its future purchases of raw materials because payments to the Company for foreign sales have typically been by means of letters of credit whereby 100% of the purchase price for each system is paid to the Company after the system has been produced and shipped. In order to remedy this situation, the Company is attempting to encourage substantial down payments with system orders and is seeking to establish a line of credit; however, there can be no assurance the Company will be successful in obtaining either.


ITEM 7.  FINANCIAL STATEMENTS

  Pursuant to Rule 12b-23, the financial statements set forth on pages F-1 through F-17 attached hereto are incorporated by reference.


ITEM  8.   CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The current directorship positions resulted from vacancies and were filled by a majority of the directors then in office, and the directors so chosen hold office until their successors have been duly elected and qualified. The Company does not presently have a nominating committee. Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any of the directors or executive officers of the Company and none of these individuals have been involved in any reportable legal proceedings.

   The following table sets forth certain information concerning
the   directors,  executive  officers,  and  other   significant
employee(s) of the Company.



     Name              Age               Position

Paul F. Turner,         49       Chairman of the Board, Acting
M.S.E.E.                          President, and Senior Vice
                                  President of Research

Dixie Toolson Sells     46       Vice President of Regulatory
                                  Affairs and Corporate Secretary

Ray Lauritzen           46       Vice President of Field Service

Gerhard W. Sennewald,   60       Member of the Board of Directors
Ph.D.
S. Lewis Meyer, Ph.D.   52       Member of the Board of Directors

J. Gordon Short, M.D.   65       Member of the Board of Directors

Theron Schaefermeyer    45       Director of International Sales
                                  and Marketing



   Mr. Turner has been with BSD for 18 years. He has served as Staff and Senior Scientist from 1979 to September 1986; as Vice President of Research from September 1986, to January 1989; and as Senior Vice President of Research from January 1989, to October 1993. In October 1993, Mr. Turner resigned as Vice President of Research, and he served as Senior Scientist from October 1993 to December 1994. In December 1994, Mr. Turner was re-appointed as Senior Vice President of Research and was elected to the Board of Directors. On October 3, 1995, the Board of Directors appointed Mr. Turner as Acting President.

   Ms. Sells has been with BSD for 18 years. She has served as Administrative Director from 1978 to 1984; as Director of Regulatory Affairs from 1984 to September 1987; and as Vice President of Regulatory Affairs from September 1987, to October 1993. In October 1993, Ms. Sells resigned as Vice President of Regulatory Affairs, and she served as Director of Regulatory Affairs from October 1993 to December 1994. In December 1994, Ms. Sells was re-appointed as Vice President of Regulatory Affairs and was appointed as Corporate Secretary by the Board of Directors.

   Mr. Lauritzen has been with BSD for 14 years. He has served as Field Service Manager from 1982 to January 1988 and as Vice
President of Field Service Operations since January 1988.

   Dr. Gerhard Sennewald was appointed to BSD's Board of Directors in December 1994. He has been the key BSD European representative and distributor for 12 years and has been instrumental in obtaining the majority of BSD's foreign sales. Dr. Sennewald is the President and Chief Executive Officer of Medizin Technik GmbH of Munich, Germany.

   Dr. S. Lewis Meyer returned to BSD's Board of Directors in December 1994, after previously serving as a Director in the mid-
1980's.   Dr. Meyer is President and Chief Executive Officer  of
Imatron,  Inc., a publicly traded manufacturer of  Ultrafast  CT
(Registered  Trademark) Scanner.   Dr.  Meyer  is   also   Chief
Executive Officer of Heartscan Imaging, Inc., a subsidiary of Imatron, Inc., which is engaged in the development of a nationwide network of coronary artery disease risk assessment centers.

   Dr. J. Gordon Short was appointed to BSD's Board of Directors in December 1994, after extensive participation in the initial development and market establishment of the Company's products as Medical Director for BSD, as well as previous service on the Company's Medical Advisory Board. Dr. Short is President and Chief Executive Officer of Brevis Corporation, a medical products company which specializes in consumable specialty supplies.

  Mr. Schaefermeyer has been with BSD for 15 years. He has been a Research Assistant since 1985 and assisted with International
Marketing from 1991 to 1995. He has served as Director of International Sales and Marketing since July 1995.

   Pursuant to Section 16(a) of the Securities Act of 1934, the Company's directors, executive officers, and any persons holding more than 10 percent of the Company's stock, are required to report their ownership and any changes in beneficial ownership of the Company's stock to the Securities and Exchange Commission. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all of such persons subject to these reporting requirements filed the required reports with respect to the Company's most recent fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

   The following tables set forth certain information regarding all compensation earned during the last three fiscal years, stock option grants and exercises during fiscal year 1995, and fiscal year-end stock option values for the person(s) acting in a similar capacity to chief executive officer of the Company in the fiscal year ended August 31, 1995. No other executive officers of the Company received compensation exceeding $100,000.


                    SUMMARY COMPENSATION TABLE

                                               Long Term
                   Annual Compensation   Compensation Awards
---------------------------------------------------------------------
                                  Other
                                 Annual  Restric-             All
 Name and   Fiscal  Salary Bonus Compen-   ted               Other
 Position    Year    ($)    ($)  sation   Stock    Options  Compen-
                                   ($)   Awards($)   (#)    sation($)
---------------------------------------------------------------------
Paul F.      1995  $115,000 -0-   -0-     $1,240(1) 166,000   -0-
Turner,      1994  $115,000 -0-   -0-       -0-       -0-     -0-
Acting       1993  $110,212 -0-   -0-       -0-       -0-     -0-
President;
Sr VP,
Research

Steven J.    1995   $64,817 -0-   -0-     $1,240(1)   -0-     -0-
Carwell,     1994  $102,000 -0-   -0-        -0-      -0-     -0-
President;   1993   n/a(2)  n/a   n/a        n/a      n/a     n/a
(2)
-------------------------

(1) During fiscal 1995, the Company awarded both Mr. Turner and Mr. Carwell 1,000 shares of restricted common stock. Consistently reliable stock quotations have not been readily available because there has been no established market for the Company's stock (see Part II, Item 5). However, the Company received a valuation of $1.24 per share on a controlling interest basis as of December 4, 1994. The Company believes these numbers may not be a reliable indicator of actual realizable value of these shares. However, this value has been reflected for the shares listed in this table.

(2) Mr. Carwell served as President of the Company from December 16, 1993, to May 3, 1995. Prior to December 16,
  1993, Mr. Carwell was not an officer of the Company.



       OPTION/SAR GRANTS IN LAST FISCAL YEAR - Individual Grants

                                   Percent of
                                     Total      Exercise
    Name and             Options    Options     or Base    Expiration
    Position               (#)    Granted to     Price        Date
                                   Employees     ($/Sh)
                                   in Fiscal
                                     1995
------------------------------------------------------------------------
Paul F. Turner,          166,000    20.23%        $.10     April 4, 2005
Acting President;
Sr VP, Research



       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
            AND FISCAL YEAR-END OPTION/SAR VALUES


            Shares                 Number of            Value of
           Acquired    Value      Securities          Unexercised
 Name and     on      Realized    Underlying          In-the-Money
 Position  Exercise     ($)       Unexercised          Options at
             (#)                  Options at           FY-end ($)
                                  FY-end  (#)
                               ------------------    --------------------
                               Exerci-  Unexerci-    Exerci-  Unexerci-
                                sable     sable       sable     sable
-------------------------------------------------------------------------
Paul F.      -0-        -0-      -0-    166,000        n/a    $189,240 (1)
Turner,
Acting
President;
Sr VP,
Research
------------------


(1)     Consistently  reliable stock quotations  have  not  been
  readily  available  because  there  has  been  no  established market for the Company's stock (see Part II, Item 5). However, the Company received a valuation of $1.24 per share on a controlling interest basis as of December 4, 1994. The Company believes these numbers may not be a reliable indicator of actual realizable value of these options. However, this value has been reflected for the options listed in this table.


COMPENSATION OF DIRECTORS

   During fiscal year 1995 each of the directors and full-time employees of the Company were given 1,000 restricted shares each of BSD common stock. Each director also received 35,000 nontransferable stock options under the "BSD Medical Corporation 1987 Stock Option Plan". These options were at an exercise price of $.10 per share, vest over a five year period and expire in 2005. The directors have not received any other compensation for their service to the Company as directors.

EMPLOYMENT CONTRACTS

  The Company has an employment contract with Mr. Paul F. Turner which was signed November 2, 1988. The agreement provides that after October 1, 1993, Paul Turner's salary shall be based upon reasonable mutual agreements. The last salary increase provided, according to this agreement between Mr. Turner and BSD, a raise to $115,000 per year, as of October 1, 1993. In the case of non-voluntary termination, Mr. Turner shall receive severance pay for a one year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one year severance pay shall be an average of Mr. Turner's salary for the immediate twelve month period prior to termination. The agreement also requires the Company to pay Mr. Turner any accrued unused vacation at the time of termination. BSD is also obligated to pay Mr. Turner $1,000 (or the equivalent value in stock options) for newly issued patents (this compensation is halved if multiple inventors are involved).

   Mr. Turner's agreement includes a period of non-competition for one year following termination of employment. This non-competition agreement may be extended by BSD for up to an additional four years by written notification and continuing severance payments for the additional years of extension (as defined for the first year) if the non-competition obligation is extended.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

   The following table sets forth certain information as of August 31, 1995, with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to management of the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) all directors and named executive officers of the Company, and (iii) all officers and directors as a group:

Name and Address of      Shares of Common      Percentage of
Beneficial Owner        Stock Beneficially     Common Stock
                             Owned (1)         Ownership (2)
----------------------------------------------------------------
Dr. Gerhard W. Sennewald     7,092,881            43.85%
 c/o Medizin-Technik GmbH
 Augustenstrasse 27
 D-80333 Munich, Germany

Paul F. Turner               2,013,918            12.45%
 762 Lacey Way
 North Salt Lake, UT 84054

Inchon Partners, L.P. (3)      912,500             5.64%
 c/o Alan L. Himber
 3878 Oak Lawn
 Suite 100B-212
 Dallas, TX  75219-4610

Steven Hite                    886,985             5.48%
 10329 South 1540 West
 South Jordan, UT  84095

S. Lewis Meyer, Ph.D.            4,000               *
 c/o Imatron
 389 Oyster Point Blvd.
 S. San Francisco, CA  94080

J. Gordon Short, M.D., FCAP      1,000               *
 c/o Brevis Corporation
 3310 South 2700 East
 Salt Lake City, UT  84109

All officers and directors   9,574,291            59.16%
as a group (6 persons)
-------------------


* Less than 1.0%

(1) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above possess sole voting and investment power with respect to all shares shown to be beneficially owned by them.

(2)   Shares  not outstanding but deemed beneficially  owned  by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group. (No officers or directors had vested options within 60 days of fiscal year 1995.)

(3) Alan L. Himber, as the General Partner of Inchon Partners, L.P., possessed voting rights to the stock owned by the partnership and acted on behalf of the limited partners of the partnership. However, Mr. Himber is in Chapter 7 bankruptcy, and according to an agreement between Thomas Powers, Himber's Chapter 7 Trustee, and Carter Pate, the NBHLT Trustee, dated January 12, 1996, Powers was deemed to have "sold, transferred, and conveyed" to the NBHLT all of the Himber estate's interest in and right to any shares of stock of BSD, and all rights of the Himber estate to acquire additional shares of BSD, including all options, warrants, and convertible instruments. Thus, all of the Himber estate's interest in and control of Inchon Partners has been transferred to the NBHLT (see Part I, Item 3, Nelson Bunker Hunt Liquidating Trust vs. Alan L. Himber).

   The following table sets forth certain information as of November 14, 1996, with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to management of the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) all directors and named executive officers of the Company, and (iii) all officers and directors as a group:

Name and Address of      Shares of Common      Percentage of
Beneficial Owner        Stock Beneficially     Common Stock
                             Owned (1)         Ownership (2)
------------------------------------------------------------------
Dr. Gerhard W. Sennewald    6,662,946 (3)          41.01%
 c/o Medizin-Technik GmbH
 Augustenstrasse 27
 D-80333 Munich, Germany

Paul F. Turner              1,984,807 (4)          12.14%
 762 Lacey Way
 North Salt Lake, UT 84054

Dora Lee Langdon              886,485               5.48%
 P.O. Box 278
 Granbury, TX  76048-0278

Inchon Partners, L.P. (5)     912,500               5.64%
 c/o NBH Liquidating Trust
 c/o R. Carter Pate
 c/o Sun Coast Plastics
 2700 South Westmoreland
 Dallas, TX  75233

S. Lewis Meyer, Ph.D.          12,000 (6)             *
 c/o Imatron
 389 Oyster Point Blvd.
 S. San Francisco, CA  94080

J. Gordon Short, M.D., FCAP     9,000 (7)             *
 c/o Brevis Corporation
 3310 South 2700 East
 Salt Lake City, UT  84109

All officers and directors  9,215,836 (8)             55.81%
as a group (6 persons)
--------------

* Less than 1.0%.

(1) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above possess sole voting and investment power with respect to all shares shown to be beneficially owned by them.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3)  Includes 69,065 shares subject to options.

(4)  Includes 169,889 shares subject to options.

(5) Alan L. Himber, as the General Partner of Inchon Partners, L.P., possessed voting rights to the stock owned by the partnership and acted on behalf of the limited partners of the partnership. However, Mr. Himber is in Chapter 7 bankruptcy, and according to an agreement between Thomas Powers, Himber's Chapter 7 Trustee, and Carter Pate, the NBHLT Trustee, dated January 12, 1996, Powers was deemed to have "sold, transferred, and conveyed" to the NBHLT all of the Himber estate's interest in and right to any shares of stock of BSD, and all rights of the Himber estate to acquire additional shares of BSD, including all options, warrants, and convertible instruments. Thus, all of the Himber estate's interest in and control of Inchon Partners has been transferred to the NBHLT (see Part I, Item 3, Nelson Bunker Hunt Liquidating Trust vs. Alan L. Himber).

(6)  Includes 7,000 shares subject to options.

(7)  Includes 7,000 shares subject to options.

(8)  Includes 335,545 shares subject to options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibits are filed as part of this report or are hereby incorporated by reference as indicated:

Exhibit
Number                      Description
---------------------------------------------------------------

3.1   Certificate of Incorporation.  Incorporated by  reference
      to   Exhibit   3.1   of   the  BSD  Medical   Corporation
      Registration  Statement on Form S-1,  filed  October  16,
      1986.

3.2   By-Laws.   Incorporated by reference to  Exhibit  3.2  of
      the  BSD  Medical Corporation Registration  Statement  on
      Form S-1, filed October 16, 1986.

4.1   Specimen  Common  Stock  Certificate.   Incorporated   by
      reference  to  Exhibit 4 of the BSD  Medical  Corporation
      Registration  Statement on Form S-1,  filed  October  16,
      1986.

10.1 Transfer of Trade Secrets Agreement dated December 7, 1979, among BSD Medical Corporation, Vitek, Incorporated and Ronald R. Bowman. Incorporated by reference to
      Exhibit 10.6 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

10.2 Volume Purchase Agreement dated June 6, 1986, between BSD Medical Corporation and Luxtron Corporation. Incorporated by reference to Exhibit 10.9 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

10.3  BSD   Medical   Corporation  1987  Stock   Option   Plan.
      Incorporated  by  reference to  Exhibit  10  of  the  BSD
      Medical Corporation Form 10-K, filed April 8, 1988.

10.4  Second  Addendum to Exclusive Transfer of  Trade  Secrets
      Agreement   dated   April  2,  1987.    Incorporated   by
      reference  to  Exhibit 10 of the BSD Medical  Corporation
      Form 10-K, filed April 8, 1988.

10.5  License  Agreement  between BSD Medical  Corporation  and
      EDAP  Technomed, Inc., dated July 3, 1996.   Incorporated
      by  reference to Exhibit 10 of Form 8-K, filed August  7,
      1996.

27    Financial Data Schedule.

(b) Reports on Form 8-K

   During the last quarter of fiscal year 1995, no reports on Form 8-K were filed by the Company.

SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BSD MEDICAL CORPORATION


Date:  February 24, 1997    By:  /s/   Paul F. Turner
                                Paul F. Turner
                                Chairman  of  the Board,  Acting
                                President,   and   Senior   Vice
                                President of Research



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 24, 1997    By:  /s/   Paul F. Turner
                                Paul F. Turner
                                Chairman   of   the  Board,   Acting
                                President, and Senior Vice President
                                of Research


Date:  February 24, 1997    By:  /s/   S. Lewis Meyer
                                Dr. S. Lewis Meyer
                                Member of the Board of Directors


Date:  February 24, 1997    By:  /s/   Gerhard W. Sennewald
                                Dr. Gerhard W. Sennewald
                                Member of the Board of Directors


Date: February 24, 1997     By:  /s/   J. Gordon Short
                                Dr. J. Gordon Short
                                Member of the Board of Directors

                   BSD MEDICAL CORPORATION


                    Financial Statements

                        Form 10-K SB


                  August 31, 1995 and 1994

                Independent Auditors' Report



The Board of Directors
BSD Medical Corporation:


We have audited the accompanying balance sheet of BSD Medical Corporation (the Company) as of August 31, 1995 and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation at August 31, 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that BSD Medical Corporation will continue as a going concern. As discussed in note 11 to the financial statements, the Company has current liabilities in excess of current assets and a net stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                KPMG Peat Marwick LLP

Salt Lake City, Utah
November 25, 1996

                   BSD MEDICAL CORPORATION

                        Balance Sheet

                       August 31, 1995


                              Assets
Current assets:
Cash and cash equivalents                                            $46,125
Receivables:
Trade accounts, net of allowance for
  doubtful receivables of $10,000                                    100,978
Employee and other                                                     7,770
                                                                  ----------
Total net receivables                                                108,748
Inventories (note 9):                                             ----------
Raw materials                                                        205,864
Work-in-process                                                      247,070
Finished goods                                                        79,047
                                                                  ----------
Total inventories                                                    531,981
                                                                  ----------
Prepaid expenses and other assets                                     29,891
                                                                  ----------
Total current assets                                                 716,745
                                                                  ----------
Property and equipment:
Furniture and fixtures                                               297,743
Equipment                                                            466,233
Building, under capital lease, net of reserve for potential
  impairment of $181,534 (note 6)                                    233,766
                                                                  ----------
Total property and equipment                                         997,742

Less accumulated depreciation and amortization                       732,384
                                                                  ----------
Net property and equipment                                           265,358
                                                                  ----------
Long-term receivables                                                115,108

Patents, at cost, less accumulated amortization of $175,106           87,626
                                                                  ----------
                                                                  $1,184,837
                                                                  ==========

See accompanying notes to financial statements.

             Liabilities and Stockholders' Deficit

Current liabilities:
Notes payable (note 2)                                            $ 263,480
Current installments of obligation under capital lease (note 6)      48,403
Current installments of obligation under long-term debt (note 7)     19,815
Accounts payable                                                    196,713
Accrued payroll and commissions                                     152,169
Customer deposits (note 9)                                          122,427
Warranty reserves                                                    57,005
Accrued expenses                                                    107,316
                                                                 ----------
Total current liabilities                                           967,328
                                                                 ----------
Obligation under capital lease, excluding current
  installments (note 6)                                             152,924
Obligation under long-term debt, excluding current installments      90,366
  (note 7)
Deferred revenue                                                    210,099
Related party deferred revenue (note 9)                             335,141
                                                                 ----------
Total liabilities                                                 1,755,858
                                                                 ----------
Stockholders' deficit (notes 4 and 5):
 Preferred stock, $1.00 par value; authorized 10,000,000 shares;
   none issued and outstanding (liquidation value $100 per share)         -
 Common stock, $.01 par value; authorized 20,000,000 shares;
   issued and outstanding 16,176,980 shares                         161,770
Additional paid-in capital                                       20,055,347
Accumulated deficit                                             (19,713,157)
Common stock in treasury, 91,448 shares, at cost                    (19,911)
Deferred compensation                                            (1,055,070)
                                                                 ----------
Net stockholders' deficit                                          (571,021)

Commitments and contingencies (notes 10, 11, and 13)             ----------

                                                                $ 1,184,837
                             F-3                                 ==========

                   BSD MEDICAL CORPORATION

                  Statements of Operations

            Years ended August 31, 1995 and 1994



                                                         1995        1994
                                                      ----------  ----------
Product sales                                         $1,148,656     858,263
Grant revenue                                                  -      50,000
                                                      ----------  ----------
Total revenues                                         1,148,656     908,263
                                                      ----------  ----------
Costs and expenses:
 Cost of product sales                                   646,733     424,292
 Research and development                                219,871     250,243
 Selling, general, and administrative                    589,180     817,225
                                                      ----------  ----------
Total costs and expenses                               1,455,784   1,491,760
                                                      ----------  ----------
Operating loss                                          (307,128)   (583,497)

Other income (expense):
 Interest income                                             896         538
 Write-off of patents                                    (38,284)   (126,471)
 Interest expense                                        (37,493)    (12,376)
 Other, net                                              185,130     453,582
                                                      ----------  ----------
Total other income                                       110,249     315,273
                                                      ----------  ----------
Net loss                                             $  (196,879)   (268,224)
                                                      ==========  ==========
Net loss per common and common equivalent share      $      (.01)       (.03)
                                                      ==========  ==========
Weighted average number of shares outstanding         15,123,113   9,853,778
                                                      ==========  ==========



See accompanying notes to financial statements.

                   BSD MEDICAL CORPORATION

             Statements of Stockholders' Deficit

            Years ended August 31, 1995 and 1994


                                                  Addi-                                          Net
                            Series C   Com-       tional     Deferred    Accumu-     Common     stock-
                            Preferred  mon        paid-in    compen-     lated       stock in  holders
                              stock    stock      capital    sation      deficit     treasury   deficit
                            --------- -------   ---------- ----------- ------------ ---------  ---------
Balances, August 31, 1993     $ 5,072  98,538   18,951,886           - (19,192,471) (153,414)  (290,389)
 Reissuance of 100,000
   shares of treasury
   stock to acquire asset
   under capital lease              -       -            -           -           -   129,034    129,034
 Dividends accrued -
   preferred stock                  -       -            -           -     (50,720)        -    (50,720)
 Net loss                           -       -            -           -    (268,224)        -   (268,224)
                            --------- -------   ---------- ----------- ------------ ---------  ---------
Balances, August 31, 1994       5,072  98,538   18,951,886           - (19,511,415)  (24,380)  (480,299)
 Dividends accrued -
   preferred stock                  -       -            -           -      (4,863)        -     (4,863)
 Shares issued in
   satisfaction of
   dividend payable               856       -       84,744           -           -         -     85,600
 Common stock issued as
   equivalent replacement
   value for preferred
   stock (note 4)              (5,928) 63,232      (57,304)          -           -         -          -
 Treasury stock issued
   for employee bonuses             -       -       20,951           -           -     4,469     25,420
 Deferred compensation
   related to grant of
   stock options                    -       -    1,055,070  (1,055,070)          -         -          -
 Net loss                           -       -            -           -    (196,879)        -   (196,879)
                            --------- -------  ----------- ----------- ------------ --------- -----------
Balances, August 31, 1995    $      - 161,770   20,055,347  (1,055,070)(19,713,157)  (19,911)  (571,021)
                            ========= =======  =========== =========== ============ ========= ===========


See accompanying notes to financial statements.

                   BSD MEDICAL CORPORATION

                  Statements of Cash Flows

            Years ended August 31, 1995 and 1994


Increase (Decrease) in Cash and Cash Equivalents       1995      1994
------------------------------------------------     --------  --------
Cash flows from operating activities:
 Net loss                                          $ (196,879) (268,224)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                      48,773    50,939
    Write-off of patents                               38,284   126,471
    Provision for losses on trade accounts receivable       -   (44,380)
    Provision for losses on inventory                       -   (65,000)
    Provision for warranties                           60,822    42,144
    Provision for impairment of asset under
      capital lease                                         -   181,534
    Loss on disposal of assets                             48        99
    Gain on settlement of payables                   (162,442) (109,749)
    Reduction of reserves                             (14,065)  (61,194)
    Stock issued for employee bonuses                  25,420         -
 Changes in assets and liabilities:
    Receivables                                      (104,401)   52,455
    Inventories                                       152,291  (124,152)
    Prepaid expenses and other assets                    (900)    8,009
    Accounts payable                                  (16,809)  183,680
    Accrued payroll and commissions                    90,383  (140,475)
    Customer deposits                                  39,926   351,711
    Warranty reserves                                 (55,422) (124,759)
    Accrued expenses                                  (23,273)  (60,631)
    Deferred revenue                                  154,649    12,730
                                                     --------  --------

        Net cash provided by operating activities      36,405    11,208
                                                     --------  --------
Cash flows from investing activities:
 Additions to property, plant, and equipment           (2,167)     (806)
 Purchase of other assets                                   -   (98,804)
                                                     --------  --------
        Net cash used in investing activities          (2,167)  (99,610)
                                                     --------  --------
Cash flows from financing activities:
 Net proceeds from short-term notes payable             3,390    58,993
 Principal payments on capital lease obligation       (32,439)        -
                                                     --------  --------

        Net cash provided by (used in)
          financing activities                        (29,049)   58,993
                                                     --------  --------

                   BSD MEDICAL CORPORATION

            Years ended August 31, 1995 and 1994


                                                        1995      1994
                                                      --------  --------
Increase (decrease) in cash and cash equivalents      $  5,189   (29,409)
Cash and cash equivalents, beginning of year            40,936    70,345
                                                      --------  --------
Cash and cash equivalents, end of year                $ 46,125    40,936
                                                      ========  ========
Supplemental Schedule of Noncash Investing and
Financing Activities:
----------------------------------------------
Dividends accrued on preferred stock                  $  4,863    50,720
Preferred stock issued as dividend in lieu of cash      85,600         -
6,323,202 shares of common stock issued as
  equivalent replacement value for 5,928 shares
  of preferred stock                                    63,232         -
Conversion of accounts payable and accrued expenses
  to notes payable and long-term debt                  244,313         -
Reissuance of 100,000 shares of treasury stock to
  acquire assets under capital lease                         -   129,034
Transfer of prepaid expense to assets under capital
  lease                                                      -    52,500
Capital lease obligation incurred acquiring the
  assets under capital lease                                 -   233,766
Transfer of customer deposits to deferred revenue      300,000         -

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the year for interest                $ 37,493    12,376



See accompanying notes to financial statements.

(1)   Summary of Significant Accounting Policies

      (a)  General

            BSD Medical Corporation, the Company, develops, produces, markets, and services systems used for the treatment of cancer and other diseases. Such systems are sold worldwide.

      (b)  Cash and Cash Equivalents

            Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

      (c)  Inventories

            Raw material inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Work-in-process and finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value).

      (d)  Property and Equipment

            Property, plant, and equipment are stated at cost. The building under capital lease is stated at the present value of the minimum lease payments, plus costs incurred to obtain the option to purchase the building, less the reserve for potential impairment. Depreciation is provided using the straight-line method over the estimated useful lives of 40 years for the building and leasehold improvements and 5 to 12 years for furniture, fixtures, and equipment.

      (e)  Income Taxes

            The  Company accounts for income taxes using  the
      asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (f)  Loss Per Common Share

            Loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents (stock options and warrants) have not been included in the computation as they would not have a dilutive or material effect.

      (g)  Patents

            Included are costs incurred in obtaining patents.
      These costs are being amortized using the straight-line method over ten years.

      (h)  Revenue Recognition

            Sales  revenues  for products are  recorded  when
      products are shipped. Revenue from long-term service contracts is recognized on a straight line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue includes amounts from service contracts as well as revenue from sales of products which have not been shipped.

      (i)  Research and Development Costs

            Research and development costs are expensed as incurred.

      (j)  Other Income

            Included in other income in 1995 and 1994 are gains from settling payables for less than their recorded balances. These gains totaled approximately $162,000 in fiscal 1995, and $110,000 in fiscal 1994, decreasing loss per share by $.01 in both years.

      (k)  Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (l)  Reclassifications

            Certain reclassifications have been made to prior year amounts to conform with current year reporting presentation.

(2)   Short-term Notes Payable

      A summary of short-term notes payable at August 31, 1995 follows:



      Noninterest bearing note payable due August 1996   $ 22,983

      Note payable, due in quarterly installments
        equal to 4% of gross sales, bearing
        interest at 8% with final payment due
        June 30, 1996                                     106,365

      Note payable, due in monthly installments of
        $5,000, bearing interest at 10%                   134,132
                                                         --------
                                                         $263,480
                                                         ========

   The $134,132 note payable represents outstanding legal fees which were converted from an account payable.


(3)   Income Taxes

   The Company has recorded no income tax expense due to net operating losses. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of the net operating losses being offset by an increase in the Company's valuation allowance.

   The Company's gross deferred assets of approximately $4,217,000 in fiscal 1995 and $4,089,000 in fiscal 1994, consist primarily of net operating losses which have been fully reserved for with a valuation allowance. The valuation allowance for deferred tax assets at September 1, 1994 was approximately $4,089,000. The net change in the valuation allowance for the year ended August 31, 1995 was an increase of approximately $128,000.

   At August 31, 1995, the Company had tax and financial statement net operating losses (NOL), research and experimentation tax credits (RETC), and investment tax credits (ITC), which can be carried forward to reduce federal income taxes, approximately as follows:

       Expiration
          date           NOL        RETC       ITC
       ----------     ---------   --------   -------
          1996      $   230,000      7,000     4,400
          1997        1,155,000     33,000     3,200
          1998        1,192,000     16,000     2,100
          1999        1,238,000          -     3,300
          2000        1,115,000          -         -
          2001          235,000          -     1,000
          2002        2,827,000      8,000         -
          2003        2,122,000     41,000         -
          2004                -     57,000         -
          2005        1,000,000          -         -
          2007          197,000          -         -
          2008                -          -         -
          2009          200,000          -         -
          2010          174,000          -         -
                       --------   --------   -------
                    $11,685,000    162,000    14,000

   Under the rules of the Tax Reform Act of 1986, the Company has experienced a greater than 50 percent change of ownership. Consequently, use of substantially all of the Company's carryovers against future taxable income in any one year may be limited and these carryovers may expire unutilized due to the limitation imposed by the change of ownership rules. The maximum amount of carryovers available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryover not utilized in prior years. Management does not believe that these rules will impact the computation of income tax provisions for the current or prior years.

   Tax  net  operating  losses expiring  in  the  years  2005 through 2010 have been estimated due to no tax returns having been filed by the Company for the years in which these losses originated.

(4)   Preferred Stock Transactions

   Each class of preferred stock is entitled to cumulative cash dividends at the rate of $10 per share per annum. On October 29, 1994, using the rate of 1,066.667 shares of common stock for each share of Series C preferred stock, the Company issued 6,323,202 shares of common stock as equivalent replacement value for 5,928 shares of preferred C stock and accrued preferred C stock dividends. Simultaneous with this transaction the Series C preferred stock was canceled and at August 31, 1995, there were no Series C preferred stock authorized, issued, or outstanding.


(5)   Stock Option and Award Plans

      (a)  Employee Stock Option Plans

            The Company's 1987 Stock Option Plan authorizes the granting of incentive options to certain key employees of the Company and nonqualified stock options to certain key employees, nonemployee directors, or individuals who provide services to the Company. The plan, as amended, provides for the granting of options for an aggregate of 950,000 shares. The options vest according to a set schedule over a five-year period and expire upon the employee's termination or after ten years from the date of grant.

            On  May 1, 1995 the Board of Directors authorized
      the cancellation of all outstanding options and reissuance of options with an exercise price of $.10 per share which will vest over a one to five year period. Each employee was granted options to purchase 3,000 shares per year of service performed at the Company, and the officers and directors were each granted options to purchase 35,000 shares.

A summary of activity follows:

                                                Number     Exercise
                                                  of         price
                                                shares     per share
                                              --------   --------------
 Outstanding balance as of August 31, 1993     780,823  $  1.00 to 2.94
 Canceled or expired                           591,500     1.00 to 2.87
                                              --------
 Outstanding balance as of August 31, 1994     189,323     1.00 to 2.94
 Canceled or expired                           189,323     1.00 to 2.94
                                              --------
 Issued                                        925,500         0.10
                                              --------
 Outstanding balance as of August 31, 1995     925,500         0.10
                                              ========
 Exercisable August 31, 1995                         -
                                              ========

            During the year ended August 31, 1995, the Company issued options to purchase shares of common stock, at an exercise price of $.10 per share. The Company has recorded as deferred compensation the excess of the deemed value of the common stock at the date of grant over the exercise price. The deferred compensation will be amortized ratably over the vesting period of the options.

      (b)  Incentive Stock Awards

            The Company also has an employee incentive stock award plan (the Plan) whereby up to 100,000 shares are available to be awarded to certain employees and directors of the Company at $.25 per share according to the Plan's vesting requirements. No shares were granted  and  no shares were vested during fiscal  1995
      and 1994.


(6)       Lease

    Future minimum capital lease payments as of August 31, 1995 are:


Year ending August 31:
      1996                                                 $ 73,900
      1997                                                   62,400
      1998                                                   62,400
      1999                                                   57,200
                                                            -------
        Total minimum lease payments                        255,900

      Less amount representing interest (at 12%)             54,573
                                                            -------
        Present value of net minimum capital lease
          payments                                          201,327

      Less current installments of obligations under
       capital leases                                        48,403
                                                            -------
         Obligations under capital leases,
           excluding current installments                  $152,924
                                                            =======

   On July 22, 1994, the Company renewed a lease agreement, originally entered into on June 1, 1991, for a building used as the office and manufacturing site for the Company. According to the terms of the lease, the Company has the option to purchase the building at any time during the lease term at a purchase price of approximately $330,000. If the Company elects to exercise the purchase option, $2,000 of each monthly lease payment made will be applied against the purchase price. At the time the original lease was executed, the Company paid an additional sum of $52,500 in consideration for the option to purchase the building. At the time of the renewal of the lease, the Company reissued 100,000 shares of its treasury stock with a cost basis of $129,034 to the lessor to retain its option to purchase the building.

   The asset under capital lease includes the capitalization of the costs incurred to obtain and retain the option to purchase the asset, as well as management's best estimate of a reserve for impairment.


(7)   Long-term Debt

A summary of long-term debt at August 31, 1995 follows:


      Note payable, due in monthly
        installments of $2,742, bearing
        interest at 9% with final payment
        due October 1, 1999                     $ 110,181
      Less current portion                         19,815
                                                  -------
                                                $  90,366
                                                  =======

   The note payable represents outstanding royalties payable which were converted to a note payable on August 31, 1995. Maturities of this note payable over the next five fiscal years are as follows: 1996, $19,815; 1997, $25,817; 1998, $28,239; 1999, $30,888; 2000, $5,422.


(8)   Sales to Foreign Customers and Major Customers

   A summary of sales to foreign customers for the years ended August 31, 1995 and 1994, are as follows:

                                                   1995      1994
                                                 --------  --------
       Europe                                   $ 482,649   545,803
       Canada                                           -       245
       Far East                                   282,751     1,622
                                                 --------  --------
                                                $ 765,400   547,670
                                                 ========  ========

(8)   Sales   to   Foreign  Customers  and  Major   Customers
      (continued)

   Sales to single customers, exceeding ten percent of total sales, were $203,302 and $282,672 in fiscal 1995 and $545,803 in fiscal 1994.


(9)   Related Party Transactions

   In December 1994, one of the Company's principal distributors became a major stockholder owning more than 40% of the Company's common stock and a member of the Board of Directors of the Company. At August 31, 1995 the Company had deferred revenue to this stockholder of $335,141 for the sale of a system which has not yet been shipped. However, title of this system had been transferred to the stockholder. The amount included in inventories for this system at August 31, 1995 is $28,817. Additionally, during fiscal year 1995 the Company had sales to this stockholder totaling $203,302 and held deposits from the stockholder for the purchase of systems for $94,500 at August 31, 1995. Furthermore included in finished goods inventories is $35,702 of inventory on consignment to this stockholder.


(10)  Commitments and Contingencies

   The Company is involved in various claims and other legal actions that have arisen in the ordinary course of business. Furthermore, the last tax returns filed by the Company were for 1989 and 1990. While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

   The Company has an employment agreement with the acting president of the Company. The agreement provides that the presidents salary will be based upon reasonable mutual agreement. At August 31, 1996, the agreement provided for a salary to the acting president of $115,000 per year. Additionally, in the case of non-voluntary termination, the acting president will receive severance pay for a one year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one year severance pay would be an average of the acting presidents salary for the immediate twelve month period prior to termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and $1,000 for any newly issued patents.

   In addition, in July of 1979, the Company entered into an exclusive worldwide license for a unique temperature probe. The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licenser. The Company pays royalties based upon its sales of this probe. Royalties accrued as of August 31, 1995 totaled $15,900.

(11)      Liquidity

   As shown in the accompanying financial statements, at August 31, 1995 the Company had current liabilities in excess of current assets and a net stockholders' deficit. Also, the Company has historically expended more cash in the course of its business than it has generated from operations, and has had to rely primarily upon cash provided by financing activities and fees received from patent license agreements to meet cash requirements. Management intends to use its current cash position, supplemented and aided by anticipated cash inflows from sales, budget cutting, fiscal conservatism, the possibility of loans, and, if necessary, private placements of its equity securities to meet operating requirements for future years. However, there are certain risk factors which may impact the Company's
   ability  to  fund  its  cash needs.   Such  risk  factors
   include  uncertainties  as to the  Company's  ability  to
   achieve adequate sales, general economic conditions, possible unforeseen and/or nonrecurring expenses, and the availability of outside financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


(12)  Accounting Standards Issued Not Yet Adopted

   In December of 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Statements. The Company is required to adopt the provisions of this statement for the years ending after December 31, 1995. This statement requires all entities to disclose the fair value of financial statement, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this statement requires disclosure of descriptive information pertinent to estimating the value of the financial instrument. The impact of Statement 107 is not expected to have a material effect on the Company.

   In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of (FASB
   121). The Company is required to adopt the provisions of this statement for the years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

(12)  Accounting    Standards   Issued   Not   Yet    Adopted
      (continued)

   This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the  asset  and its eventual disposition.  If the  sum  of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an
   impairment  loss  is not recognized.   Measurement  of  an
   impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The impact of FASB 121 is not expected to have a material affect on the Company.

   In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FASB
   123). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to measure compensation costs in accordance with APB 25 and provide the disclosures required by FASB 123.


 (13) Subsequent Events

   On July 3, 1996 the Company issued a license agreement for the use of a patent owned by the Company. As consideration for the agreement the Company received a non-refundable license fee of $1,500,000. In addition, the Company will also receive a royalty of 2.5 percent, up to a maximum of $3,500,000, of the net selling price received on products covered by the Company's patent.

   In August 1995 and 1996, the Company was awarded a federal grant from the National Cancer Institute for
   research   and  development.   The  grant   allowed   for
   reimbursement of project expenses up to $325,066 and $138,499 for fiscal 1996 and 1997, respectively. During fiscal 1996, $325,066 of revenues and expenses were recognized under this grant. These grants were issued for the production and testing of system upgrades. A representative of the awarding agency is currently reviewing the allowability of grant expenditures for fiscal 1996. This agency may disallow certain expenditures based on its judgments about information available to it during its examination. However, while the outcome of the examination is currently not determinable, it is management's opinion that this examination will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.