Form 10KSB40
period 1996-08-31
BSD MEDICAL CORP
filed 1997-02-25
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                        FORM 10 - KSB


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended August 31, 1996.

               Commission file number 0-10783

                   BSD MEDICAL CORPORATION


           DELAWARE                     75-1590407
 (State of Incorporation)   (IRS Employer Identification Number)


     2188 West 2200 South
     Salt Lake City, Utah                      84119
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (801) 972-5555


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

   Title of Each Class            Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value                  Over-the-Counter

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State  issuer's  revenues for its most  recent  fiscal  year:
$2,536,525

   Indicate the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not Available (see Part
II, Item 5).

   As of February 25, 1997, there were 16,176,980 shares of Common Stock with $0.01 par value outstanding.

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

   For the year ended August 31, 1996, two customers accounted for approximately 39% and 14%, respectively, of net sales of the Company. The loss of a significant customer could have a material detrimental impact on the Company's operations. In order to expand the customer base, BSD is currently increasing its distributorship network, has implemented new distributorship incentive programs, and is currently evaluating all distributors and appointing new distributors in some countries. BSD is also actively pursuing strategic marketing alliances.

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

   Cost-containment  policies  are impacting  the  major  cancer markets such as the U.S., Western Europe, and Japan. Even though these changes have negatively impacted the industry, the long-term effects of health care reform are expected to be favorable and provide increased opportunity for cost-effective clinically proven therapies and equipment such as hyperthermia. BSD's products have been designed to provide cost effective treatment.

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

   Prototype development by the Company of the Sigma Eye applicator, a new deep hyperthermia applicator which provides 3D phase steering of energy, was funded by an NCI Phase I grant of $50,000. As of August 1995, NCI approved funding of $325,066 to BSD for a Phase II project to complete the design and testing of a modified BSD-2000 control system and the new Sigma Eye (BSD-2000-3D). Additional NCI funding of $138,499 has been allocated for the second year to complete this effort and begin clinical evaluation of the new Sigma Eye and BSD-2000 control system. BSD is also completing the development of a new BSD-2000-3D/MR system under contract with Dr. Sennewald/Medizin-Technik GmbH for delivery to Munich in 1997. The BSD-2000-3D/MR System combines three state-of-the-art technologies: three-dimensional
(3D) focused deep regional hyperthermia using the Sigma Eye; 3D patient specific treatment planning; and open Magnetic Resonance
(MR) Imaging. The Company believes that this system will be the technological breakthrough needed to revolutionize deep hyperthermia treatment and thus increase survival and quality of life for patients suffering from many large and deep tumors; i.e., recurrent breast, sarcoma, lung, colorectal, liver, cervical, bladder, stomach, and prostate. The first system will be installed at a leading German oncological research institution - the Clinic of Medical Oncology of the Klinikum Grosshadern Medical School of Ludwigs-Maximilians-Universitaet Muenchen, Munich, Germany. The Medical School received funding from the Stiftung Deutsche Krebshilfe e.V. (German Cancer Aid Foundation) for the system order. Over the past few years, the Foundation has contributed more than DM 11 million ($7.5 million U.S.) to this Institution to develop the clinical application of regional deep hyperthermia combined with chemotherapy for the treatment of cancer patients.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

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


ITEM   6.   MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The balance sheet as of August 31, 1996, and the statements of operations, statements of cash flow and statements of stockholders' equity for the years ending August 31, 1995, and 1996, and the independent auditors report thereon are included elsewhere in this report. The following selected financial information should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

   FISCAL YEAR ENDED AUGUST 31, 1996. Revenues for the year ended August 31, 1996, totaled $2,536,525, compared to $1,148,656 for the year ended August 31, 1995, an increase of $1,387,869, or 120.83%, primarily due to grant of a patent license. BSD has been in the process of "rebuilding" since fiscal year 1995 (following resolution of the legal battles for control of the Company - see Part II, Item 7, Management
Discussion, page II-2, August 31, 1994 10-K). During fiscal 1996, the Company devoted time and resources to restructuring and rebuilding the Corporation and the marketing efforts, to evaluating current distributors, to laying the groundwork for future strategic partnerships, and to developing a new product line - the BSD-2000-3D. These efforts have shown results in some areas - granting of a patent license, receipt of a Phase II National Cancer Institute (NCI) SBIR grant, completion of a new product line, and receipt of a purchase order for this product line. Management expects the marketing efforts to show results in sales in future years.

   The Company's revenues from products and services in the United States decreased from $383,256 in fiscal 1995 to $266,147 in fiscal 1996. The Company believes that the domestic market will begin to slowly expand in the future because of the
Company's increased sales efforts, recent publication of randomized studies showing the effectiveness of hyperthermia, and a renewed interest in hyperthermia in the U.S.

   Gross profit on product sales for 1996 was $218,298, a decrease of 56.51%, as compared to $501,923 for fiscal 1995; a result of a decrease in sales in 1996, as compared to 1995. Gross profit margin as a percentage of sales decreased from 43.70% in fiscal 1995 to 30.68% in fiscal 1996 because of options issued to employees to purchase shares of the Company's common stock, which have been recorded as deferred compensation and amortized over the vesting period of the options (see Note 5 to Financial Statements).

   Selling, General and Administrative Expenses for 1996 totaled $697,000, an increase of $107,820, or 18.30%, as compared to $589,180 for fiscal 1995, due to the aforementioned options issued to employees to purchase shares of the Company's common stock. Selling, General and Administrative expenses may increase in the future as the Company intends to expand its marketing and sales efforts.

   Research and Development Expenses for 1996 totaled $565,158, an increase of $345,287 or 157.04%, as compared to $219,871 for fiscal 1995. The Company intends to increase research and development in order to improve existing products and develop new products, including the development of the BSD-2000-3D and the BSD-2000-3D/MR third generation deep regional hyperthermia equipment. The Company also intends to pursue new markets and applications for the Company's products.

  Total Costs and Expenses for 1996 were $1,755,319, an increase of 20.58%, as compared to $1,455,784 for fiscal 1995, due to the aforementioned options issued to employees to purchase shares of the Company's common stock.

   Other Income, Net, a component of Other Income (Expense), totaled $134,005. Other Income in 1995 and 1996 included gains from settling trade accounts and other payables for less than their recorded balances. These gains totaled approximately $162,000 in 1995, and $96,000 in 1996, decreasing loss per share by $.01 in fiscal 1995 and increasing earnings per share by $.01 in fiscal 1996.

   Interest Expense in 1996 increased to $46,461, as compared to $37,493 in 1995. The slight increase was caused primarily by an increase in notes payable and in long term debt balance during fiscal 1996.

   During fiscal 1996, the Company experienced a net income of $870,993 before taxes and $800,993 after taxes. During fiscal 1995, the Company experienced a net loss of $196,879. The increase in net income in 1996 reflects the income received from a patent license agreement with EDAP Technomed, Inc. The increase in net income for 1996 was reduced by the aforementioned options issued to employees to purchase shares of the Company's common stock.

  RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales accounted for 66.63% and 62.59% of the Company's total product sales during the fiscal years ended August 31, 1995, and August 31, 1996, respectively. The Company expects that international sales will continue to represent a significant portion of its total sales. The Company is subject to risks generally associated with international operations, including the establishment by foreign regulatory agencies of product standards different from, and in some cases more stringent than, those in the United States. Although the Company's sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in currency exchange rates. The Company's international sales may also be adversely affected by tariff regulations and export license requirements. Possible governmental, legislative and political actions that may be taken by the United States in order to reduce the balance of payments deficit may result in retaliatory actions by foreign governments. Such actions could have adverse effects upon sales of the Company's products in certain foreign markets. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

   LIQUIDITY AND CAPITAL RESOURCES. Total assets increased by $843,144, an increase of 71.16% from August 31, 1995, to August 31, 1996. The increase was primarily due to an increase in cash. Cash increased to $381,746, an increase of $335,621 or 727.65%, as compared to 1995, primarily as a result of moneys received from a patent license fee. Trade accounts receivable increased $29,197, an increase of 28.91%, primarily as a result of normal periodic business fluctuations. Inventories decreased by $915, a decrease of 0.17%, primarily as a result of normal periodic fluctuations. Current liabilities decreased by
$358,532, a decrease of 37.06%, primarily as a result of decreases in notes payable, accounts payable, and customer deposits as well as other normal periodic fluctuations.

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

   Dr. Gerhard Sennewald was appointed to BSD's Board of Directors in December 1994. He has been the key BSD European representative and distributor for 12 years and has been instrumental in obtaining the majority of BSD's foreign sales. Dr. Sennewald is the President and Chief Executive Officer of Medizin-Technik GmbH of Munich, Germany.

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


ITEM 10.  EXECUTIVE COMPENSATION

   The following tables set forth certain information regarding all compensation earned during the last three fiscal years, stock option grants and exercises during fiscal year 1996, and fiscal year-end stock option values for the person(s) acting in a similar capacity to chief executive officer of the Company in the fiscal year ended August 31, 1996. No other executive officers of the Company received compensation exceeding $100,000.



                 SUMMARY COMPENSATION TABLE

                                                  Long Term
                      Annual Compensation     Compensation Awards
                    ________________________  ___________________
                                      Other    Restric-             All
                                      Annual     ted               Other
                                      Compen-   Stock              Compen-
Name and    Fiscal    Salary   Bonus  sation    Awards    Options  sation
Position     Year      ($)      ($)    ($)       ($)        (#)     ($)
___________________________________________________________________________

Paul F.      1996    $115,000   -0-    -0-     $2,110(1)   14,953   -0-
Turner,
Acting       1995    $115,000   -0-    -0-     $1,240(2)  166,000   -0-
President;
Sr VP,       1994    $110,212   -0-    -0-        -0-       -0-     -0-
Research
___________________

(1) During fiscal 1996, the Company awarded Mr. Turner 1,000 shares of restricted common stock. Consistently reliable stock quotations have not been readily available because there has been no established market for the Company's stock (see Part II, Item 5). However, the Company received a valuation of $2.11 per share on a minority interest basis as of December 31, 1996. The Company believes these numbers may not be a reliable indicator of actual realizable value of these shares. However, this value has been reflected for the shares listed in this table.

(2)    See footnote 1, Summary Compensation Table, 1995 10-KSB.


     OPTION/SAR GRANTS IN LAST FISCAL YEAR - Individual Grants

                                      Percent of
                                        Total
                                       Options
                                     Granted to   Exercise
                                      Employees   or Base
                           Options    in Fiscal    Price      Expiration
 Name and Position           (#)        1996       ($/Sh)        Date
___________________________________________________________________________
Paul F. Turner,            14,953      67.41%       $.10    October 3, 2005
Acting President; Sr VP,
Research




     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
            AND FISCAL YEAR-END OPTION/SAR VALUES


            Shares                Number of
           Acquired               Securities               Value of
              on      Value       Underlying              Uncercised
Name and   Exercise  Realized     Unexercised            In-the-Money
Position     (#)       ($)     Options at FY-end(#)   Options at FY-end($)
                              _____________________  _______________________
 Position                     Exerci-    Unexerci-   Exerci-      Unexerci-
                               sable       sable      sable         sable
____________________________________________________________________________
Paul F.      -0-       -0-    154,936     26,017    $311,421(1)   $52,294(1)
Turner,
Acting
President;
Sr VP,
Research
__________________
(1)     Consistently  reliable stock quotations  have  not  been
  readily  available  because  there  has  been  no  established market  for  the  Company's  stock  (see  Part  II,  Item  5).
  However,  the Company received a valuation of $2.11 per  share
  on  a  minority interest basis as of December 31,  1996.   The
  Company   believes  these  numbers  may  not  be  a   reliable
  indicator  of  actual  realizable  value  of  these   options.
  However, this value has been reflected for the options listed in this table.


COMPENSATION OF DIRECTORS

   During fiscal year 1996 each of the directors and full-time employees of the Company were given 1,000 restricted shares each of BSD common stock. During the fiscal year ended August 31, 1996, no directors received options under the "BSD Medical Corporation 1987 Stock Option Plan" as directors and have not received any other compensation for their service to the Company as directors. Before he was a Director of the Company (from December 1993 through September 1994) Dr. Sennewald made a no interest loan to BSD for $335,151. In October 1995, the Board awarded Dr. Sennewald options to purchase 62,065 shares of common stock at an exercise price of $.10 per share as consideration of this loan he made to the Company.

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

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

   The following table sets forth certain information as of November 14, 1996, with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to management of the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) all directors and named executive officers of the Company, and (iii) all officers and directors as a group:

Name and Address of           Shares of Common      Percentage of
 Beneficial Owner            Stock Beneficially     Common Stock
                                  Owned (1)         Ownership (2)
___________________________________________________________________
Dr. Gerhard W. Sennewald        6,662,946 (3)           41.01%
 c/o Medizin-Technik GmbH
 Augustenstrasse 27
 D-80333 Munich,  Germany

Paul F. Turner                  1,984,807 (4)           12.14%
 762 Lacey Way
 North Salt Lake, UT  84054

Dora Lee Langdon                  886,485                5.48%
 P.O. Box 278
 Granbury, TX  76048-0278

Inchon Partners, L.P. (5)         912,500                5.64%
 c/o NBH Liquidating Trust
 c/o R. Carter Pate
 c/o Sun Coast Plastics
 2700 South Westmoreland
 Dallas, TX  75233

S. Lewis Meyer, Ph.D.              12,000 (6)              *
 c/o Imatron
 389 Oyster Point Boulevard
 South San Francisco, CA  94080

J. Gordon Short, M.D., F.C.A.P.     9,000 (7)              *
 c/o Brevis Corporation
 3310 South 2700 East
 Salt Lake City, UT  84109

All officers and directors      9,215,836 (8)           55.81%
as a group (6 persons)
______________________________

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

None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibits are filed as part of this report or are hereby incorporated by reference as indicated:

Exhibit
Number                      Description
___________________________________________________________________

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
      1996.

27    Financial Data Schedule.


(b)Reports on Form 8-K

   The  Company  filed a report on Form 8-K on August  7,  1996,
   which  reported  a  patent  License  Agreement  between   the
   Company and EDAP Technomed, Inc.

SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION


Date:  February 25, 1997    By:  /s/   Paul F. Turner
                                Paul F. Turner
                                Chairman  of  the Board,  Acting
                                President,   and   Senior   Vice
                                President of Research



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 25, 1997    By:  /s/   Paul F. Turner
                                Paul F. Turner
                                Chairman  of  the Board,  Acting
                                President,   and   Senior   Vice
                                President of Research


Date:  February 25, 1997    By:  /s/   S. Lewis Meyer
                                Dr. S. Lewis Meyer
                                Member of the Board of Directors


Date:  February 25, 1997    By:  /s/   Gerhard W. Sennewald
                                Dr. Gerhard W. Sennewald
                                Member of the Board of Directors


Date: February 25, 1997     By:  /s/   J. Gordon Short
                                Dr. J. Gordon Short
                                Member of the Board of Directors

                Independent Auditors' Report


The Board of Directors
BSD Medical Corporation:


We have audited the accompanying balance sheet of BSD Medical Corporation (the Company) as of August 31, 1996 and the related statements of operations, stockholder's equity, and cash flows for each of the years in the two-year period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation at August 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that BSD Medical Corporation will continue as a going concern. As discussed in note 11 to the financial statements, the Company has historically experienced losses from operations and has limited capital resources both of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                KPMG Peat Marwick LLP

Salt Lake City, Utah
November 25, 1996

                   BSD MEDICAL CORPORATION

                        Balance Sheet

                       August 31, 1996


                            Assets
Current assets:
Cash and cash equivalents                                         $381,746
Receivables:
  Trade accounts, net of allowance for
    doubtful receivables of $10,000                                130,175
  Related party, net of allowance for doubtful
    receivables of $26,200                                          23,054
  Other, net of allowance for doubtful receivables of $20,494      500,000
                                                                 _________
Total net receivables                                              653,229

Inventories (note 10):
  Raw materials                                                    223,139
  Work-in-process                                                  233,856
  Finished goods                                                    74,071
                                                                 _________
Total inventories                                                  531,066

Prepaid expenses and other assets                                   34,975
                                                                 _________
Total current assets                                             1,601,016

Property and equipment:
  Furniture and fixtures                                           297,743
  Equipment                                                        473,099
  Building, net of reserve for potential impairment
    of $181,534 (note 6)                                           233,766
                                                                 _________
Total property and equipment                                     1,004,608

Less accumulated depreciation and amortization                     752,205
                                                                 _________
  Net property and equipment                                       252,403
                                                                 _________
Long-term receivables                                              106,820

Patents, at cost, less accumulated amortization of $194,990         67,742
                                                                 _________
                                                                $2,027,981
                                                                 =========

See accompanying notes to financial statements.

            Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable (note 2)                                       $    17,250
  Current installments of obligation under
    capital lease (note 6)                                          46,554
  Current installments of obligation under
    long-term debt (note 7)                                         25,817
  Accounts payable                                                  89,230
  Accrued payroll and commissions                                   74,060
  Customer deposits (note 10)                                      141,871
  Warranty reserves                                                 36,524
  Accrued expenses                                                 107,490
  Current income tax payable (note 3)                               70,000
                                                                __________
Total current liabilities                                          608,796

Obligation under capital lease, excluding current
  installments (note 6)                                            106,370
Obligation under long-term debt, excluding current
  installments (note 7)                                             64,162
Deferred revenue                                                   186,771
Related party deferred revenue (note 10)                           335,141
                                                                __________
Total liabilities                                                1,301,240

Stockholders' equity (notes 4 and 5):
  Preferred stock, $1.00 par value; authorized 10,000,000
    shares; none issued and outstanding (liquidation
    value $100 per share)                                                -
  Common stock, $.01 par value; authorized 20,000,000
    shares; issued and outstanding 16,176,980 shares               161,770
Additional paid-in capital                                      20,341,418
Accumulated deficit                                            (18,912,164)
Common stock in treasury 67,428 shares, at cost                    (14,867)
Deferred compensation                                             (849,416)
                                                                __________
Net stockholders' equity                                           726,741

Commitments and contingencies (notes 11 and 12)                 __________
                                                               $ 2,027,981
                                                                ==========

                   BSD MEDICAL CORPORATION

                  Statements of Operations

            Years ended August 31, 1996 and 1995



                                                           1996       1995
                                                       __________  __________
Product sales                                         $   711,459   1,148,656
Grant and license revenue (note 8)                      1,825,066           -
                                                       __________  __________
Total revenues                                          2,536,525   1,148,656

Costs and expenses:
  Cost of product sales                                   493,161     646,733
  Research and development                                565,158     219,871
  Selling, general, and administrative                    697,000     589,180
                                                       __________  __________
Total costs and expenses                                1,755,319   1,455,784
                                                       __________  __________

Operating income (loss)                                   781,206    (307,128)

Other income (expense):
  Interest income                                           2,243         896
  Write-off of patents                                          -     (38,284)
  Interest expense                                        (46,461)    (37,493)
  Other, net                                              134,005     185,130
                                                       __________  __________
Total other income                                         89,787     110,249
                                                       __________  __________
Net income (loss) before income taxes                     870,993    (196,879)

Income tax expense (note 3)                                70,000           -
                                                       __________  __________
Net income (loss)                                      $  800,993    (196,879)
                                                       ==========  ==========
Net income (loss) per common and common
  equivalent share                                     $      .05        (.01)
                                                       ==========  ==========
Weighted average number of shares outstanding          17,164,967  15,123,113
                                                       ==========  ==========


See accompanying notes to financial statements.

                   BSD MEDICAL CORPORATION

        Statements of Stockholders' Equity (Deficit)

            Years ended August 31, 1996 and 1995



                                                 Addi-                                          Net
                            Series C     Com-    tional     Deferred      Accumu-    Common    stock-
                            Preferred     mon    paid-in    compen-        lated    stock in  holders'
                              stock      stock   capital    sation        deficit   treasury  deficit
________________________________________________________________________________________________________
Balances, August 31, 1994   $  5,072    98,538  18,951,886          -  (19,511,415) (24,380) (480,299)
  Dividends accrued -
   preferred stock                 -         -           -          -       (4,863)       -    (4,863)
  Shares issued in
   satisfaction of
   dividend payable              856         -      84,744          -            -        -    85,600
  Common stock issued as
   equivalent replacement
   value for preferred
   stock (note 4)             (5,928)   63,232     (57,304)         -            -        -         -
  Treasury stock issued
   for employee bonuses            -         -      20,951          -            -    4,469    25,420
  Deferred compensation
   related to grant of
   stock options                   -         -   1,055,070 (1,055,070)           -        -         -
  Net loss                         -         -           -          -     (196,879)       -  (196,879)
                            ________   _______  __________  _________   __________   ______  _________

Balances, August 31, 1995          -   161,770  20,055,347 (1,055,070) (19,713,157) (19,911) (571,021)
  Treasury stock issued for
   exercised stock options         -         -        (442)         -            -      844       402
  Treasury stock issued
   for employee bonuses            -         -      35,200          -            -    4,200    39,400
  Deferred compensation
   related to grant of
   stock options                   -         -     251,313   (251,313)           -        -         -
  Amortization of deferred
   compensation                    -         -           -    456,967            -        -   456,967
  Net income                       -         -           -          -      800,993        -   800,993
                            ========   =======  ==========  =========   ==========   ======  ========
Balances, August 31, 1996   $      -   161,770  20,341,418   (849,416) (18,912,164) (14,867)  726,741
                            ========   =======  ==========  =========   ==========   ======  ========

See accompanying notes to financial statements.

                   BSD MEDICAL CORPORATION

                  Statements of Cash Flows

            Years ended August 31, 1996 and 1995


Increase (Decrease) in Cash and Cash Equivalents         1996      1995
________________________________________________       ________  ________

Cash flows from operating activities:
  Net income (loss)                                   $ 800,993  (196,879)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                      496,672    48,773
     Write-off of patents                                     -    38,284
     Provision for losses on receivables                 46,694         -
     Provision for warranties                            32,172    60,822
     Loss on disposal of assets                               -        48
     Gain on settlement of payables                     (95,765) (162,442)
     Reduction of reserves                                    -   (14,065)
     Stock issued for employee bonuses                   39,400    25,420
     Changes in assets and liabilities:
       Receivables                                     (582,887) (104,401)
       Inventories                                          915   152,291
       Prepaid expenses and other assets                 (5,084)     (900)
       Accounts payable                                (107,483)  (16,809)
       Accrued payroll and commissions                  (78,109)   90,383
       Customer deposits                                 44,000    39,926
       Warranty reserves                                (52,653)  (55,422)
       Accrued expenses                                  38,883   (23,273)
       Current income tax payable                        70,000         -
       Deferred revenue                                   9,172   154,649
                                                       ________  ________
Net cash provided by operating activities               656,920    36,405
                                                       ________  ________
Cash used in investing activities - additions to
  property, plant, and equipment                         (6,866)   (2,167)
                                                       ________  ________
Cash flows from financing activities:
  Net proceeds from (payments on) short-term
    notes payable                                      (246,230)    3,390
  Principal payments on capital lease obligation        (48,403)  (32,439)
  Principal payments on long-term debt obligation       (20,202)        -
  Proceeds from exercise of stock options                   402         -
                                                       ________  ________
Net cash used in financing activities                  (314,433)  (29,049)
                                                       ________  ________

                   BSD MEDICAL CORPORATION

            Years ended August 31, 1996 and 1995


                                                         1996      1995
                                                       ________  ________
Increase in cash and cash equivalents                 $ 335,621     5,189
Cash and cash equivalents, beginning of year             46,125    40,936
                                                       ________  ________
Cash and cash equivalents, end of year                $ 381,746    46,125
                                                       ========  ========

Supplemental Schedule of Noncash Investing and
Financing Activities:
_____________________________________________________
Dividends accrued on preferred stock                  $       -     4,863
Preferred stock issued as dividend in lieu of cash            -    85,600
6,323,202 shares of common stock issued as equivalent
  replacement value for 5,928 shares of preferred stock       -    63,232
Conversion of accounts payable and accrued expenses to
  notes payable and long-term debt                            -   244,313
Transfer of customer deposits to deferred revenue             -   300,000

Supplemental Disclosure of Cash Flow Information
____________________________________________________
Cash paid during the year for interest                $  46,461    37,493



See accompanying notes to financial statements.

                  BSD MEDICAL CORPORATION
               Notes to Fiancial Statements
                  August 31, 1996 and 1995


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

      (f)   Income  (Loss)  Per Common and Common  Equivalent
            Share

            Income (loss) per common and common equivalent share have been computed based on the weighted average number of shares outstanding during the year, after giving effect, if necessary, to the assumption that all dilutive stock options were exercised at the beginning of the year or date of grant with the proceeds therefrom being used to acquire treasury shares.

      (g)  Patents

            Included are costs incurred in obtaining patents.
      These costs are being amortized using the straight-line method over ten years.

      (h)  Revenue Recognition

            Sales  revenues  for products are  recorded  when
      products are shipped. Revenue from long-term service contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue includes amounts from service contracts as well as revenue from sales of products which have not been shipped.

      (i)  Research and Development Costs

            Research and development costs are expensed as incurred.

      (j)  Other Income

            Included in other income in 1996 and 1995 are gains from settling payables for less than their recorded balances. These gains totaled approximately $96,000 in fiscal 1996, and $162,000 in fiscal 1995, increasing earnings per share by $.01 in 1996 and decreasing loss per share by $.01 in 1995.

      (k)  Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (l)  Fair Value of Financial Instruments

            At  August  31,  1996,  the  book  value  of  the
      Company's   financial  instruments  approximates   fair
      value.

 (2)  Short-term Note Payable

   The short-term note payable at August 31, 1996 for $17,250, is noninterest bearing and due in August of 1997.


(3)   Income Taxes

   Income  tax  expense  consists  of  current  federal   tax
   expense of $30,000 and current state tax expense of $40,000.

   The "expected" income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

                                                     1996       1995
                                                   ________   ________
    Computed "expected" tax expense (benefit)     $ 296,138    (66,939)
    Increase (decrease) in income taxes
     resulting from:
       State income taxes, net of federal income
        tax benefit                                  26,400          -
    Change in the beginning-of-the-year balance
     of the valuation allowance for deferred tax
     assets allocated to income tax expense        (305,897)    66,939
    Other                                            53,359          -
                                                   ________   ________
    Total income tax expense                      $  70,000          -
                                                   ========   ========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1996 and 1995 are presented below:

                                                     1996        1995
                                                   ________    ________
    Deferred tax assets:
      Deferred compensation expense             $   170,449           -
      Plant and equipment due to differences          4,440       2,260
       in depreciation
    Reserves and accrued expenses                    28,352      33,078
    Net operating loss carryovers                 3,511,100   3,972,900
    General business tax credits                    164,000     176,000
                                                   ________    ________
      Total gross deferred tax assets             3,878,341   4,184,238
      Less valuation allowance                   (3,878,341) (4,184,238)
                                                  _________   _________
      Net deferred taxes                        $         -           -
                                                  =========   =========

   The valuation allowance for deferred tax assets as of 1994, was approximately $4,089,000. The net change in the total valuation allowance for the years ended August 31, 1996 and 1995, was a decrease of approximately
   $306,000   and  an  increase  of  approximately   $95,000,
   respectively.

   At  August  31,  1996, the Company had tax  and  financial
   statement   net  operating  losses  (NOL),  research   and
   experimentation tax credits (RETC), and investment tax credits (ITC), which can be carried forward to reduce federal income taxes, approximately as follows:

       Expiration
          date            NOL        RETC      ITC
     ______________   ___________   _______   ______
          1997        $    25,000    33,000    3,200
          1998          1,192,000    16,000    2,100
          1999          1,238,000         -    3,300
          2000          1,115,000         -        -
          2001            235,000         -    1,000
          2002          2,827,000     8,000        -
          2003          2,122,000    41,000        -
          2004                  -    57,000        -
          2005          1,000,000         -        -
          2007            197,000         -        -
          2008                  -         -        -
          2009            200,000         -        -
          2010            174,000         -        -
                       __________   _______   ______
                      $10,325,000   155,000    9,600
                       ==========   =======   ======

   Under Tax Reform act on 1986, the Company has experienced a greater than 50 percent change of ownership. Consequently, use of substantially all of the Company's carryovers against future taxable income in any one year may be limited and these carryovers may expire unutilized due to the limitation imposed by the change of ownership rules. The maximum amount of carryovers available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryover not utilized in prior years. Management does not believe that these rules will impact the computation of income tax provisions for the current or prior years.

   Tax  net  operating  losses expiring  in  the  years  2005 through 2010 have been estimated due to no tax returns having been filed by the Company for the years in which these losses originated.

 (4)  Preferred Stock Transactions

   Each class of preferred stock is entitled to cumulative cash dividends at the rate of $10 per share per annum. On October 29, 1994, using the rate of 1,066.667 shares of common stock for each share of Series C preferred stock, the Company issued 6,323,202 shares of common stock as equivalent replacement value for 5,928 shares of preferred C stock and accrued preferred C stock dividends. Simultaneous with this transaction, the Series C preferred stock was canceled and at August 31, 1995 there were no Series C preferred stock authorized, issued or outstanding.


(5)   Stock Option and Award Plans

      (a)  Stock Options

            The Company's 1987 Employee Stock Option Plan authorizes the granting of incentive options to certain key employees of the Company and nonqualified stock options to certain key employees, nonemployee directors, or individuals who provide services to the Company. The plan, as amended, provides for the granting of options for an aggregate of 950,000 shares. The options vest according to a set schedule over a five-year period and expire upon the employee's termination or after ten years from the date of grant.

            On  May 1, 1995 the Board of Directors authorized
      the cancellation of all outstanding options and resistance of options with an exercise price of $.10 per share which will vest over a one to five year period. Each employee was granted options to purchase 3,000 shares per year of service performed at the Company, and the officers and directors were each granted options to purchase 35,000 shares.

           A summary of activity follows:

                                                      Number      Exercise
                                                        of          price
                                                      shares      per share
                                                    _________   _____________
      Outstanding balance as of August 31, 1994       189,323  $ 1.00 to 2.94
      Canceled or expired                             189,323    1.00 to 2.94
      Issued                                          925,500        0.10
                                                    _________
      Outstanding balance as of August 31, 1995       925,500        0.10
      Canceled or expired                              15,480        0.10
      Issued                                          184,246        0.10
      Exercised                                         4,020        0.10
                                                    _________
      Outstanding balance as of August 31, 1996     1,090,246
                                                    =========

      Exercisable August 31, 1996                     377,992
                                                    =========

   The stock options issued during fiscal 1996 include 162,065 options which were authorized by the Company's Board of Directors and not issued under the employee stock option plan discussed above. Of these 162,065 options 100,000 were issued to nonemployees.

   The  Company  has  issued options to  purchase  shares  of
   common  stock  to  employees  and  nonemployees,   at   an
   exercise price of $.10 per share. For options granted to employees, the Company has recorded as deferred compensation the excess of the deemed value of the common stock at the date of grant over the exercise price. For options granted to nonemployees, the Company has recorded $155,273 as deferred compensation which is the estimated fair value of those options at the date of grant using the Black-Scholes option-pricing model. The deferred compensation will be amortized ratably over the vesting period of the options.

      (b)  Incentive Stock Awards

            The Company also has an employee incentive stock award plan (the Plan) whereby up to 100,000 shares are available to be awarded to certain employees and directors of the Company at $.25 per share according to the Plan's vesting requirements. No shares were granted  and  no shares were vested during fiscal  1996
      and 1995.


(6)       Lease

    Future minimum capital lease payments as of August 31, 1996 are:


   Year ending August 31:
      1997                                                 $ 62,400
      1998                                                   62,400
      1999                                                   57,200
                                                           ________
            Total minimum lease payments                    182,000

      Less amount representing interest (at 12%)             29,076
                                                           ________
            Present value of net minimum capital
              lease payments                                152,924

       Less current installments of obligations under
         capital leases                                      46,554
                                                           ________
            Obligations under capital leases,
              excluding current installments              $ 106,370
                                                           ========

   The lease is for a building used as the office and manufacturing site for the Company. According to the terms of the lease, the Company has the option to purchase the building at any time during the lease term at a purchase price of approximately $330,000. If the Company elects to exercise the purchase option, $2,000 of each monthly lease payment made will be applied against the purchase price.

   The asset under capital lease includes the capitalization of the costs incurred to obtain and retain the option to purchase the asset, as well as management's best estimate of a reserve for impairment.


(7)   Long-term Debt

   A summary of long-term debt at August 31, 1996 follows:


        Note payable, due in monthly
          installments of $2,742, bearing
          interest at 9% with final payment due
          October 1, 1999                            $ 89,979
        Less current portion                           25,817
                                                      _______
                                                     $ 64,162
                                                      =======


   Maturities of this note payable over the next five fiscal years are as follows: 1997, $25,817; 1998, $28,239; 1999,
   $30,888; 2000, $5,035; 2001 $-0-.


(8)   Grant and License Revenue

   On July 3, 1996 the Company issued a license agreement for the use of a patent owned by the Company. As consideration for the agreement the Company received a
   nonrefundable  license  fee  of  $1,500,000   which   was
   recognized as revenue during the year ended August 31, 1996. In addition, the Company will also receive a royalty of 2.5 percent, up to a maximum of $3,500,000, of the net selling price received on products covered by the Company's patent.

   In August 1995 and 1996 the Company was awarded a federal grant from the National Cancer Institute for research and development. The grant allowed for reimbursement of project expenses up to $325,066 and $138,499 for fiscal 1996 and 1997, respectively. During fiscal 1996, $325,066 of revenues and expenses were recognized under this grant. These grants were issued for the production and testing of system upgrades. A representative of the awarding agency is currently reviewing the allowability of grant expenditures for fiscal 1996. This agency may disallow certain expenditures based on its judgments about information available to it during its examination. However, while the outcome of the examination is currently not determinable, it is management's opinion that this examination will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.


(9)   Sales to Foreign Customers and Major Customers

   A summary of sales to foreign customers for the years ended August 31, 1996 and 1995 are as follows:

                                                     1996       1995
                                                   ________   ________
          Europe                                  $ 320,826    482,649
          Far East                                  102,917    282,751
          Other                                      21,569          -
                                                   ________   ________
                                                  $ 445,312    765,400
                                                   ========   ========


   Sales to single customers, exceeding ten percent of total sales, were $277,509 and $100,000 in fiscal 1996 and $203,302 and $282,672 in fiscal 1995.


(10)  Related Party Transactions

   At August 31, 1996, the Company had deferred revenue to a major stockholder and member of the Board of Directors of $335,141 for the sale of a system which has not yet been shipped. However, title of this system was transferred to the stockholder. The amount included in inventories for this system at August 31, 1996 is $49,000. Additionally, during fiscal 1996 and 1995, the Company had sales to this stockholder totaling $277,509 and $203,302, respectively, and held deposits from the stockholder for the purchase of systems of $131,144 at August 31, 1996. $80,000 of these deposits were subsequently returned to the stockholder. Furthermore included in finished goods inventories is $35,702 of inventory on consignment to this stockholder.

(11)  Commitments and Contingencies

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

   The Company has an employment agreement with the acting president of the Company. The agreement provides that the presidents salary will be based upon reasonable mutual agreement. At August 31, 1996, the agreement provided for a salary to the acting president of $115,000 per year. Additionally, in the case of nonvoluntary termination, the acting president will receive severance pay for a one year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one year severance pay would be an average of the acting presidents salary for the immediate twelve month period prior to termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and $1,000 for any newly issued patents.

   In addition, in July of 1979, the Company entered into an exclusive worldwide license for a unique temperature probe. The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licenser. The Company pays royalties based upon its sales of this probe. Royalties accrued as of August 31, 1996, totaled $9,800.


(12)      Liquidity

   The Company has historically encountered difficulties in meeting its obligations as they come due, has experienced substantial operating losses, and has had to rely primarily upon cash provided by financing activities and fees received from its patent license agreement to meet cash requirements. Furthermore, the Company has limited capital resources. Management intends to use its current cash position, supplemented and aided by anticipated cash inflows from sales, budget cutting, fiscal conservatism, the possibility of loans, and, if necessary, private placements of its equity securities to meet operating requirements for future years. However, there are certain risk factors which may impact the Company's
   ability  to  fund  its  cash needs.   Such  risk  factors
   include  uncertainties  as to the  Company's  ability  to
   achieve adequate sales, general economic conditions, possible unforeseen and/or nonrecurring expenses, and the availability of outside financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(13)  Accounting Standards Issued Not Yet Adopted

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