Form 10QSB
period 1996-11-30
BSD MEDICAL CORP
filed 1997-02-28
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended November 30, 1996.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                 Outstanding as of February 27, 1997
 Common stock, $.01 Par Value                16,176,980



Transitional Small Business Disclosure Format (Check  one): Yes[  ]  No[X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSD MEDICAL CORPORATION

                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                        Assets                          Nov. 30,     Aug. 31,
                                                          1996         1996
                                                        _________   _________
Current assets:
  Cash and cash equivalents                             $ 535,279   $ 381,746
  Receivables:
    Trade accounts, net of allowance for doubtful         137,271     130,175
     receivables of $10,000
    Related party, net of allowance for doubtful           23,054      23,054
     receivables of $26,200
    Other, net of allowance for doubtful receivables            -     500,000
     of $20,494
                                                        _________   _________
Total net receivables                                     160,325     653,229
                                                        _________   _________
Inventories:
  Raw materials                                           150,339     223,139
  Work-in-process                                         318,891     233,856
  Finished goods                                           74,102      74,071
                                                        _________   _________
Total inventories                                         543,332     531,066
                                                        _________   _________
Prepaid expenses and other assets                          25,900      34,975
                                                        _________   _________
Total current assets                                    1,264,836   1,601,016
                                                        _________   _________
Property and equipment:
  Furniture and fixtures                                  297,743     297,743
  Equipment                                               519,249     473,099
  Building, net of reserve for potential impairment       233,766     233,766
   of $181,534                                          _________   _________

Total property and equipment                            1,050,758   1,004,608

Less accumulated depreciation and amortization            757,873     752,205
                                                        _________   _________
Net property and equipment                                292,885     252,403
                                                        _________   _________
Long-term receivables                                     106,820     106,820

Other assets, at cost, less accumulated
 amortization of $199,961 at Nov. 30, 1996 and             62,771      67,742
 $194,990 at Aug. 31, 1996                              _________   _________

                                                       $1,727,311  $2,027,981
                                                        =========   =========

See accompanying notes to financial statements.

         Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                        $   11,624  $   17,250
  Current installments of obligation under
   capital lease                                           35,394      46,554
  Current installments of obligation under
   long-term debt                                          19,579      25,817
  Accounts payable                                        128,050      89,230
  Accrued payroll and commissions                          48,090      74,060
  Customer deposits                                        53,227     141,871
  Warranty reserves                                        30,367      36,524
  Accrued expenses                                         90,390     107,490
  Current income tax payable                               70,000      70,000
                                                        _________   _________
Total current liabilities                                 486,721     608,796

Obligation under capital lease, excluding current         106,370     106,370
 installments
Obligation under long-term debt, excluding current         64,162      64,162
 installments
Deferred revenue                                          186,771     186,771
Related party deferred revenue                            335,141     335,141
                                                        _________   _________
Total liabilities                                       1,179,165   1,301,240

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized
   10,000,000 shares; none issued and outstanding
   (liquidation value $100 per share)                           -           -
  Common stock, $.01 par value; authorized
   20,000,000 shares; issued and outstanding
   16,176,980 shares                                      161,770     161,770
  Additional paid-in capital                           20,430,243  20,341,418
  Accumulated deficit                                 (19,243,799)(18,912,164)
  Common stock in treasury 67,428 shares, at cost         (14,867)    (14,867)
  Deferred compensation                                  (785,201)   (849,416)
                                                        _________   _________
Net stockholders' equity                                  548,146     726,741

Commitments and contingencies                           _________   _________

                                                       $1,727,311 $ 2,027,981
                                                        =========   =========

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Operations
                                 (Unaudited)
                  Quarters ended November 30, 1996 and 1995



                                                       Nov. 30      Nov. 30
                                                         1996        1995
                                                     __________   __________
Product sales                                       $    73,051   $  111,689
Grant and license revenue                               118,666      107,708
                                                     __________   __________
Total revenues                                          191,717      219,397

Costs and expenses:                                  __________   __________
  Cost of product sales                                  93,565      101,499
  Research and development                               99,035       82,926
  Selling, general, and administrative                  334,761      110,202
                                                     __________   __________
Total costs and expenses                                527,361      294,627
                                                     __________   __________
Operating income (loss)                                (335,644)     (75,230)

Other income (expense):
  Interest income                                         5,735          194
  Gain on settlement of accounts payable                  4,738            -
  Interest expense                                       (6,764)      (1,201)
  Other, net                                                301       32,600

Total other income                                        4,010       31,592

Net income (loss)                                      (331,634)     (43,638)

Net income (loss) per common and common
  equivalent share                                  $      (.02)      (.0004)

Weighted average number of shares outstanding        17,297,067   17,188,102


See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                  Quarters ended November 30, 1996 and 1995


Increase (Decrease) in Cash and Cash Equivalents         Nov. 30  Nov. 30
________________________________________________           1996     1995
                                                        _________   _________
Cash flows from operating activities:
  Net income (loss)                                    $ (331,634)    (43,638)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                        163,678       8,733
     Gain on settlement of accounts payables               (4,738)          -
     Changes in assets and liabilities:
       Receivables                                        492,905      33,430
       Inventories                                        (12,266)     14,489
       Prepaid expenses and other assets                    9,075       8,250
       Accounts payable                                    43,558     (23,635)
       Accrued payroll and commissions                    (25,970)     19,161
       Customer deposits                                  (88,644)     88,060
       Warranty reserves                                   (6,155)     (4,525)
       Accrued expenses                                   (17,100)    (48,917)
                                                        _________   _________
Net cash provided by operating activities                 222,709      51,408
                                                        _________   _________
Cash used in investing activities - additions to
 property, plant, and equipment                           (46,150)     (2,414)
                                                        _________   _________
Cash flows from financing activities:
  Net proceeds from (payments on) short-term
   notes payable                                           (5,626)    (21,584)
  Principal payments on capital lease obligation          (11,160)     (7,086)
  Principal payments on long-term debt obligation          (6,239)     32,217
                                                        _________   _________
Net cash used in financing activities                     (23,025)      3,547
                                                        _________   _________

Increase in cash and cash equivalents                  $  153,533      52,541
Cash and cash equivalents, beginning of period            381,746      46,124
                                                        _________   _________
Cash and cash equivalents, end of period               $  535,279      98,665
                                                        =========   =========
Supplemental Disclosure of Cash Flow Information
________________________________________________
Cash paid during the period for interest                 $6,764    1,201

                     BSD MEDICAL CORPORATION
      Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

    The Condensed Consolidated Balance Sheet as of November 30, 1996, and the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flow for the
quarters   ended   November   30,   1996,  and   November   30,   1995,   have
been   prepared   by   the  Company  without  audit.   In   the   opinion   of
management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of November 30, 1996, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended November 30, 1996,
are   not   necessarily  indicative  of  the  results  to  be   expected   for
the full year.

Note 2. Net Income (Loss) Per Common Share

    Net   loss   per  common  share  for  the  quarters  ended  November   30,
1996,   and   November   30,  1995,  are  based  on   the   weighted   average
number of shares outstanding during the respective periods.

Note 3. Federal Income Taxes

   No  provision  has  been made for income tax  expense  in  the
November   30,   1996,  financial  statements  because   of   the
utilization of operating loss carry forwards.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Total assets decreased from $2,027,981 at August 31, 1996, to $1,727,311 at November 30, 1996, a decrease of $300,670, or
14.83%, due to the following factors. Operating expenses increased because of an increase in overhead, purchases, and personnel required to build, ship, and support new product lines (specifically to complete the Company's current backlog of unfilled orders of $1,225,141) and to support the efforts on the Small Business Innovation Research (SBIR) grant project funded by the National Cancer Insitutute (NCI). Receivables at November 30, 1996, decreased due to receipt of $500,000, included as a receivable at August 31, 1996, which was offset by an increase in cash at November 30, 1996. Cash was increased by $153,533, an increase of 40.22%, primarily caused by funds received from a patent license agreement, and current liabilities were decreased (see below).

   Trade  accounts receivable increased $7,096, a slight increase
of  5.45%,  caused  by  periodic  business  fluctuations.   Total
inventories increased by $12,267, a slight increase of 2.31%, due to periodic business fluctuations.

   Total current liabilities decreased by $122,075, a decrease of
20.05%.   The  decrease  was primarily  caused  by  decreases  in
customer deposits, accrued payroll and commissions, and accrued expenses.

  The Company has historically expended more cash in the course of its business than it has generated from operations and has had to rely primarily upon cash provided by private placements of its equity securities to meet cash requirements. However, BSD has not had an outside capital infusion since 1989. Even though the market for BSD's cancer hyperthermia equipment has been severely adversely impacted as a result of factors discussed in the fiscal 1996 10-KSB, the Company anticipates a change to stable profitability in the future (see Part II, Item 6, Management Discussion and Current Status of Financial Condition, 1996 10-
KSB).

   The Company's current backlog of unfilled customer orders as of November 30, 1996, was $1,225,141. A $335,000 deposit has already been collected by the Company for this backlog. The Company also has long term receivables for field service contracts, as of November 30, 1996, of $106,820.


Fluctuations in Operating Results

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

Results of Operations:

Three Months ended November 30, 1996

   Net Sales for the three months ended November 30, 1996, decreased by $38,638, a decrease of 34.59% as compared with the three months ended November 30, 1995, due to typical periodic fluctuations in sales (see Fluctuations in Operating Results above).

   Gross  profit  decreased from $10,190  in  the  quarter  ended
November 30, 1995, to a loss of $20,514 in the quarter ended November 30, 1996, as a result of an increase in production costs required to build, ship, and support new product lines (specifically to complete the Company's current backlog of unfilled orders of $1,225,141).

   Selling, General and Administrative Expenses increased by $224,559, an increase of 203.77%, as compared with the corresponding three months in the previous year. The increase was primarily caused by the vesting of options issued to employees and non-employees to purchase shares of the Company's common stock (which have been recorded as deferred compensation and amortized over the vesting period of the options), as well as some increase in operating expenses.

  Research and Development Expenses increased by $16,109, an increase of 19.43%. The increase was caused by higher personnel costs required to support the efforts on the Research and Development SBIR grant project funded by NCI and the aforementioned vesting of options issued to employees to purchase shares of the Company's common stock.

   Total Operating Expenses increased by $232,734, an increase of 78.99%, as compared with the corresponding three months in the previous fiscal year. This increase was primarily caused by the vesting of options issued to employees to purchase shares of the Company's common stock and the aforementioned increase in production costs.

   The Operating Loss for the three months ended November 30, 1996, increased by $260,414, an increase of 346.16%, as compared with the corresponding three months in the previous fiscal year. This increase was primarily caused by the aforementioned options issued to employees to purchase shares of the Company's common stock as well as an increase in overhead, purchases, and personnel required to build, ship, and support new product lines (specifically to complete the Company's current backlog of unfilled orders of $1,225,141).

   Interest Expense in the three months ended November 30,  1996, was  $6,764, as compared with the $1,201 of Interest  Expense  in
the  three  months  ended November 30, 1995.   The  increase  was
caused by typical periodic business fluctuations.

   The Net Loss of $331,634 for the quarter ending November 30, 1996, was an increase of $287,996, as compared with the net loss of $43,638 for the quarter ending November 30, 1995, an increase of 659.97%. The primary reason for this increase was the aforementioned vesting of options issued to employees to purchase shares of the Company's common stock as well as the aforementioned increases in production costs.


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

   In order to provide a new financial structure for growth, BSD has retained Ambient Capital Group, Inc., to identify, provide, and evaluate suitable financing arrangements for the Company. Ambient has also been retained to obtain a private round of financing which will allow BSD to accelerate product approvals from the FDA and increase marketing efforts. The agreement with Ambient, dated November 26, 1996, was for 12 months, is cancelable after 6 months, and included the issuance of warrants for BSD common stock to Ambient Capital.

ITEM  6.  EXHIBITS  AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibits are filed as part of this report:

Exhibit                           Description
Number
_______________________________________________________________

 10   Terms  of Engagement between BSD Medical Corporation  and
      Ambient Capital dated November 26, 1996.

 27   Financial Data Schedule.


b) Reports on Form 8-K -- During the quarter, no reports on  Form
   8-K were filed by the Company.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date: February 27, 1997     by: /s/  Paul F. Turner
                                Paul F. Turner
                                Chairman of the Board, Acting President,
                                and Senior Vice President of Research