Form 10QSB
period 1997-02-28
BSD MEDICAL CORP
filed 1997-04-02
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended February 28, 1997.

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


            Class                  Outstanding as of March 28, 1997
 Common stock, $.01 Par Value                16,176,980



Transitional Small Business Disclosure Format (Check  one): Yes[  ]  No[X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSD MEDICAL CORPORATION

                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                        Assets                           Feb. 28,      Aug. 31,
                                                           1997          1996
Current assets:                                         __________   __________
Cash and cash equivalents                               $  342,347   $  381,746
Receivables:
Trade accounts, net of allowance for doubtful               78,953      130,175
  receivables of $10,000
Related party, net of allowance for doubtful                     -       23,054
  receivables of $26,200
Other, net of allowance for doubtful receivables of         43,457      500,000
  $20,494
                                                        __________   __________
Total net receivables                                      122,410      653,229
                                                        __________   __________
Inventories:
  Raw materials                                            157,691      223,139
  Work-in-process                                          320,665      233,856
  Finished goods                                            74,101       74,071
                                                        __________   __________
Total inventories                                          552,457      531,066
                                                        __________   __________
Prepaid expenses and other assets                           28,252       34,975
                                                        __________   __________
Total current assets                                     1,045,466    1,601,016
                                                        __________   __________
Property and equipment:
  Furniture and fixtures                                   297,743      297,743
  Equipment                                                523,158      473,099
  Building, net of reserve for potential impairment of     233,766      233,766
    $181,534
                                                        __________   __________
Total property and equipment                             1,054,667    1,004,608

Less accumulated depreciation and amortization             764,074      752,205
                                                        __________   __________
Net property and equipment                                 290,593      252,403
                                                        __________   __________
Long-term receivables                                      125,380      106,820

Other assets, at cost, less accumulated
  amortization of $199,961 at Feb. 28, 1997, and            57,800       67,742
  $194,990 at Aug. 31, 1996
                                                        __________   __________
                                                        $1,519,239   $2,027,981
                                                        ==========   ==========


See accompanying notes to financial statements.

         Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                         $    5,875   $   17,250
  Current installments of obligation under capital lease    24,212       46,554
  Current installments of obligation under long-term debt   13,198       25,817
  Accounts payable                                          87,467       89,230
  Accrued payroll and commissions                           50,727       74,060
  Customer deposits                                          3,371      141,871
  Warranty reserves                                         32,314       36,524
  Accrued expenses                                          55,367      107,490
  Current income tax payable                                70,000       70,000
                                                        __________   __________
Total current liabilities                                  342,531      608,796
                                                        __________   __________
Obligation under capital lease, excluding current          106,370      106,370
  installments
Obligation under long-term debt, excluding current          64,162       64,162
  installments
Deferred revenue                                           196,187      186,771
Related party deferred revenue                             335,141      335,141
                                                        __________   __________
Total liabilities                                        1,044,391    1,301,240
                                                        __________   __________
Stockholders' equity:
  Preferred stock, $1.00 par value; authorized
    10,000,000 shares; none issued and outstanding
    (liquidation value $100 per share)                           -            -
  Common stock, $.01 par value; authorized 20,000,000
    shares; issued and outstanding 16,176,980 shares       161,770      161,770
  Additional paid-in capital                            20,430,243   20,341,418
  Accumulated deficit                                  (19,317,097) (18,912,164)
  Common stock in treasury 67,428 shares, at cost          (14,867)     (14,867)
  Deferred compensation                                   (785,201)    (849,416)
                                                        __________   __________
Net stockholders' equity                                   474,848      726,741
                                                        __________   __________
                                                        $1,519,239  $ 2,027,981
                                                        ==========   ==========

                          BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Operations
                                 (Unaudited)
           Quarters ended February 28, 1997 and February 29, 1996



                                       Three Months             Six Months
                                          Ended:                  Ended:
                                    Feb. 28    Feb. 29      Feb. 28     Feb. 29
                                     1997       1996         1997        1996
                                  __________  __________  __________  __________

Product sales                    $  158,048     225,234  $  231,100     336,922
Grant and license revenue           165,515      83,073     284,181     190,782
                                  __________  __________  __________  __________
Total revenues                      323,563     308,307     515,281     527,704
Costs and expenses:               __________  __________  __________  __________
  Cost of product sales              97,819      87,765     191,384     189,265
  Research and development           79,127      78,930     178,162     161,856
  Selling, general, and             222,478      96,682     557,240     206,884
    administrative                __________  __________  __________  __________
Total costs and expenses            399,424     263,377     926,786     558,005
                                  __________  __________  __________  __________
Operating income (loss)             (75,861)     44,930    (411,505)    (30,301)

Other income (expense):
  Interest income                     3,373         107       9,108         301
  Gain on settlement of accounts      3,779           -       8,517           -
    payable
  Write-off of expired reserves           -      63,664           -      63,664
  Interest expense                   (6,476)    (20,018)    (13,240)    (21,220)
  Other, net                          1,887      (4,190)      2,187      28,410
                                  __________  __________  __________  __________
Total other income                    2,563      39,563       6,572      71,155
                                  __________  __________  __________  __________
Net income (loss)                $  (73,298)     84,493  $ (404,933)     40,854
                                  ==========  ==========  ==========  ==========
Net income (loss) per common and
  common equivalent share        $   (0.004)      0.005  $   (0.023)      0.002
                                 =========== =========== =========== ===========
Weighted average number of       17,314,726  17,226,226  17,305,848  17,203,497
  shares outstanding             =========== =========== =========== ===========



See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
          Six Months ended February 28, 1997, and February 29, 1996


Increase (Decrease) in Cash and Cash Equivalents         Feb. 28      Feb. 29
________________________________________________           1997         1996
                                                        __________  __________
Cash flows from operating activities:
  Net income (loss)                                    $ (404,933)     40,854
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                        174,851      27,240
     Gain on settlement of accounts payables               (8,517)          -
     Issuance of treasury stock as bonus                        -       4,200
     Write-off of expired reserves                              -     (63,664)
     Changes in assets and liabilities:
       Receivables                                        512,259      (7,151)
       Inventories                                        (21,390)     (3,373)
       Prepaid expenses and other assets                    6,722       4,901
       Accounts payable                                     6,754     (10,782)
       Accrued payroll and commissions                    (23,333)     37,090
       Customer deposits                                 (138,500)     80,068
       Warranty reserves                                   (4,210)     (4,769)
       Accrued expenses                                   (52,123)    (49,662)
       Deferred Income                                      9,416           -
                                                        __________  __________
Net cash provided by operating activities                  56,996      54,952
                                                        __________  __________
Cash used in investing activities - additions to
  property, plant, and equipment                          (50,059)     (2,414)
                                                        __________  __________
Cash flows from financing activities:
  Net proceeds from (payments on) short-term
    notes payable                                         (11,375)    (32,708)
  Principal payments on capital lease obligation          (22,342)    (25,547)
  Principal payments on long-term debt obligation         (12,619)    (15,194)
                                                        __________  __________
Net cash used in financing activities                     (46,336)    (73,449)
                                                        __________  __________
Increase in cash and cash equivalents                  $  (39,399)    (20,911)
Cash and cash equivalents, beginning of period            381,746      46,124
                                                        __________  __________
Cash and cash equivalents, end of period               $  342,347      25,213
                                                        ==========  ==========
Supplemental Disclosure of Cash Flow Information
________________________________________________
Cash paid during the period for interest               $   13,240      21,220

                     BSD MEDICAL CORPORATION
      Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

    The Condensed Consolidated Balance Sheet as of February 28, 1997, and the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flow for the
quarters   ended   February   28,   1997,  and   February   29,   1996,   have
been   prepared   by   the  Company  without  audit.   In   the   opinion   of
management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 28, 1997, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 28, 1997,
are   not   necessarily  indicative  of  the  results  to  be   expected   for
the full year.

Note 2.  Net Income (Loss) Per Common Share

    Net   loss   per  common  share  for  the  quarters  ended  February   28,
1997,   and   February   29,  1996,  are  based  on   the   weighted   average
number of shares outstanding during the respective periods.

Note 3.  Federal Income Taxes

   No  provision  has  been made for income tax  expense  in  the
February   28,   1997,  financial  statements  because   of   the
utilization of operating loss carry forwards.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
_______________________________

   Total assets decreased from $2,027,981 at August 31, 1996, to $1,519,239 at February 28, 1997, a decrease of $508,742, or
25.09% due to the following decreases. Other Receivables as of February 28, 1997, totaled $43,457, a decrease of $456,543 from August 31, 1996, due to receipt of $500,000, included as a receivable at August 31, 1996. The $500,000 cash received was used to pay accrued debts (see below) and to finance increased operating expenses required to build, ship, and support new product lines and to support the efforts on the Small Business Innovation Research (SBIR) grant project funded by the National Cancer Institute (NCI). Cash decreased from $381,746 at August 31, 1996, to $342,347 at February 28, 1997, a decrease of
$39,399,   or  10.32%,  primarily  caused  by  periodic  business
fluctuations.

  Trade accounts receivable decreased from $153,229 at August 31, 1996, to $78,953 at February 28, 1997, a decrease of $74,276, or
48.47%, caused by a reduction in sales and receipt of prior receivables. Total inventories increased from $531,066 at August 31, 1996, to $552,457 at February 28, 1997, a slight increase of $21,391, or 4.03%, due to periodic business fluctuations.

  Total current liabilities decreased from $608,796 at August 31, 1996, to $342,530 at February 28, 1997, a decrease of $266,266, or 43.74%. The decrease was primarily caused by decreases in customer deposits, accrued expenses, accrued payroll, notes payable, and current obligations, following receipt of funds in 1996 from a patent license fee.

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

  The Company's current backlog of unfilled customer orders as of February 28, 1997, was $850,000. A $335,000 deposit has already been collected by the Company for this backlog. (The backlog at November 30, 1996 of $1,225,141 was reduced to $850,000 as of February 28, 1997, due to cancellation of an order from Dr. Sennewald Medizin Technik GmbH for a BSD-2000 in anticipation of this order being replaced by an order for the BSD-2000-3D following shipment of the first BSD-2000-3D system.) The Company also has long term receivables for field service contracts, as of February 28, 1997, of $125,380.

Fluctuations in Operating Results
_________________________________

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

Results of Operations:
______________________

Six Months ended February 28, 1997

   Product Sales decreased from $336,922 in the six months ended February 29, 1996, to $231,100 in the six months ended February 28, 1997, a decrease of $105,822, or 31.41%. During fiscal 1996, the Company devoted time and resources to restructuring and rebuilding the Corporation, which included the design and implementation of a new marketing strategy, evaluation of current distributors, laying the groundwork for future strategic partnerships, and developing a new product line - the BSD-2000-3D. These efforts have shown results in many areas - granting of a patent license; receipt of a Phase II NCI SBIR grant; approval from the Food and Drug Administration to proceed with a new Investigational Device Exemption study on the treatment of benign prostatic hyperplasia (BPH); completion of a new line of cancer products and introduction of a new line of prostate treatment products; and receipt of a purchase order for the new cancer product line. Management expects sales to increase in the last part of the 1997 fiscal year, as some European orders are pending based on delivery of the first BSD-2000-3D System, which is projected to ship in June 1997.

   Gross profit on product sales decreased from $147,657 in the six months ended February 29, 1996, to $39,716 in the six months ended February 28, 1997, as a result of a decrease in product sales, as well as the ongoing typical fluctuations in costs required to refurbish equipment for sales of refurbished systems.

   Selling, General and Administrative Expenses increased from $206,884 in the six months ended February 29, 1996, to $557,240 in the six months ended February 28, 1997, an increase of $350,356, or 169.35%. The increase was primarily caused by the vesting of options, in the first fiscal quarter, issued to employees and non-employees to purchase shares of the Company's common stock (which have been recorded as deferred compensation and amortized over the vesting period of the options); increases in sales and marketing staff; fees involved with BSD obtaining additional funding and strategic partnerships (see Part II, Item 5, Other Information, November 30, 1996, 10-QSB); and legal fees (see Part I, Item 3, Urologix, Inc. vs. BSD Medical Corporation, 1996 10-KSB).

   Research and Development Expenses increased from $161,856 for the six months ended February 29, 1996, to $178,162 in the six months ended February 28, 1997, an increase of $16,306, or 10.07%. The increase was caused by slightly higher personnel costs required to support the efforts on the Research and Development SBIR grant project funded by NCI and the aforementioned vesting of options issued to employees to purchase shares of the Company's common stock.

   Total Operating Expenses increased from $558,005 in the six months ended February 29, 1996, to $926,786 in the six months ended February 28, 1997, an increase of $368,781, or 66.09%. This increase was primarily caused by the aforementioned increases in Selling, General and Administrative expenses.

   The Operating Loss increased from $30,301 in the six months ended February 29, 1996, to $411,505 in the six months ended February 28, 1997, an increase of $381,204, or 1,258.06%. This increase was primarily caused by the aforementioned factors and use of resources devoted to completion of a new line of cancer products and introduction of a new line of prostate treatment products.

  Interest Expense in the six months ended February 28, 1997, was $13,240, as compared with the $21,220 of Interest Expense in the six months ended February 29, 1996. The decrease was caused by typical periodic business fluctuations.

   The Net Loss for the quarter ending February 28, 1997, was $404,933, as compared with the Net Income of $40,854 for the quarter ending February 29, 1996. The primary reasons for this increase were the aforementioned increase in operating expenses, decrease in product sales, and use of resources for completion of a new line of cancer products and introduction of a new line of prostate treatment products.

Three Months ended February 28, 1997

  Product Sales decreased from $225,234 in the three months ended February 29, 1996, to $158,048 for the three months ended
February 28, 1997, a decrease of $67,186, or 29.83%. During fiscal 1996, the Company devoted time and resources to restructuring and rebuilding the Corporation, which included the design and implementation of a new marketing strategy, evaluation of current distributors, laying the groundwork for future strategic partnerships, and developing a new product line - the BSD-2000-3D. These efforts have shown results in many areas - granting of a patent license; receipt of a Phase II NCI SBIR grant; approval from the Food and Drug Administration to proceed with a new Investigational Device Exemption study on the treatment of BPH; completion of a new line of cancer products and introduction of a new line of prostate treatment products; and receipt of a purchase order for the new cancer product line. Management expects sales to increase in the last part of the 1997 fiscal year, as some European orders are pending based on delivery of the first BSD-2000-3D System, which is projected to ship in June 1997.

   Gross profit on product sales decreased from $137,469 in the three months ended February 29, 1996, to $60,229 in the three months ended February 28, 1997, as a result of a decrease in product sales, as well as the ongoing typical fluctuations in costs necessary to refurbish equipment for sales of refurbished systems.

   Selling, General and Administrative Expenses increased from $96,682 in the three months ended February 29, 1996, to $222,478 in the three months ended February 28, 1997, an increase of $125,796, or 130.11%. The increase was primarily caused by increases in sales and marketing staff; fees involved with BSD obtaining additional funding and strategic partnerships (see Part II, Item 5, Other Information, November 30, 1996, 10-QSB); and an increase in legal fees (see Part I, Item 3, Urologix, Inc. vs. BSD Medical Corporation, 1996 10-KSB).

  Research and Development Expenses increased from $78,930 in the three months ended February 29, 1996, to $79,127 in the three months ended February 28, 1997, an increase of $197, or 0.25%, an insignificant increase.

   Total Operating Expenses increased from $263,377 in the three months ended February 29, 1996, to $399,424 in the three months ended February 28, 1997, an increase of $136,047, or 51.65%. This increase was primarily caused by the aforementioned increases in Selling, General and Administrative expenses.

  Operating Income was $44,930 in the three months ended February 29, 1996, as compared with the Operating Loss of $75,861 in the three months ended February 28, 1997. This change was primarily caused by the aforementioned increases in Selling, General and Administrative expenses.

   Interest Expense in the three months ended February 28,  1997, was  $6,476, as compared with the $20,018 of Interest Expense  in
the  three  months  ended February 29, 1996.   The  decrease  was
caused by typical periodic business fluctuations.

   The Net Loss for the quarter ending February 28, 1997, was $73,298, as compared with the Net Income of $84,493 for the quarter ending February 29, 1996. The primary reason for this increase was the aforementioned increase in operating expenses.


PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibit is filed as part of this report:

Exhibit
Number            Description
________          ___________

 27        Financial Data Schedule.


b) Reports on Form 8-K -- During the quarter, no reports on  Form
   8-K were filed by the Company.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date:  March 28, 1997           by: /s/ Paul F. Turner
                                   Paul F. Turner
                                   Chairman of the Board, Acting President,
                                   and  Senior  Vice  President  of Research