Form 10QSB
period 1997-05-31
BSD MEDICAL CORP
filed 1997-07-15
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended May 31, 1997.

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


            Class                  Outstanding as of July 15, 1997
 Common stock, $.01 Par Value                16,176,980



Transitional Small Business Disclosure Format (Check  one):   Yes[  ]  No[X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSD MEDICAL CORPORATION

                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                        Assets                             May 31,      Aug. 31,
                                                            1997          1996
Current assets:                                         __________   __________
Cash and cash equivalents                               $  146,841   $  381,746
Receivables:
Trade accounts, net of allowance for doubtful               61,404      130,175
  receivables of $10,000
Related party, net of allowance for doubtful                     -       23,054
  receivables of $26,200
Other, net of allowance for doubtful receivables of          3,558      500,000
  $20,494
                                                        __________   __________
Total net receivables                                       64,962      653,229
                                                        __________   __________
Inventories:
  Raw materials                                            145,476      223,139
  Work-in-process                                          351,064      233,856
  Finished goods                                            74,117       74,071
                                                        __________   __________
Total inventories                                          570,657      531,066
                                                        __________   __________
Prepaid expenses and other assets                           17,600       34,975
                                                        __________   __________
Total current assets                                       800,060    1,601,016
                                                        __________   __________
Property and equipment:
  Furniture and fixtures                                   297,743      297,743
  Equipment                                                525,573      473,099
  Building, net of reserve for potential impairment of     233,766      233,766
    $181,534
                                                        __________   __________
Total property and equipment                             1,057,082    1,004,608

Less accumulated depreciation and amortization             770,435      752,205
                                                        __________   __________
Net property and equipment                                 286,647      252,403
                                                        __________   __________
Long-term receivables                                      121,010      106,820

Other assets, at cost, less accumulated
  amortization of $209,903 at May 31, 1997, and             52,829       67,742
  $194,990 at Aug. 31, 1996
                                                        __________   __________
                                                        $1,260,546   $2,027,981
                                                        ==========   ==========

         Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                         $        0   $   17,250
  Current installments of obligation under capital lease    12,286       46,554
  Current installments of obligation under long-term debt    6,673       25,817
  Accounts payable                                         197,528       89,230
  Accrued payroll and commissions                           91,422       74,060
  Customer deposits                                          3,454      141,871
  Warranty reserves                                         29,397       36,524
  Accrued expenses                                          38,731      107,490
  Current income tax payable                                70,000       70,000
                                                        __________   __________
Total current liabilities                                  449,491      608,796
                                                        __________   __________
Obligation under capital lease, excluding current          106,370      106,370
  installments
Obligation under long-term debt, excluding current          64,162       64,162
  installments
Deferred revenue                                           187,447      186,771
Related party deferred revenue                             335,141      335,141
                                                        __________   __________
Total liabilities                                        1,142,611    1,301,240
                                                        __________   __________
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 10,000,000
  shares; none issued and outstanding (liquidation value
  $100 per share)                                                -            -
Common stock, $.01 par value; authorized 20,000,000
  shares; issued and outstanding 16,176,980 shares         161,770      161,770
Additional paid-in capital                              20,430,243   20,341,418
Accumulated deficit                                    (19,827,683) (18,912,164)
Common stock in treasury 64,428 shares, at cost            (14,237)     (14,867)
Deferred compensation                                     (632,159)    (849,416)
                                                        __________   __________
Net stockholders' equity                                   117,935      726,741
                                                        __________   __________
                                                        $1,260,546   $2,027,981
                                                        ==========   ==========

See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Operations
                                 (Unaudited)
                Quarters ended May 31, 1997 and May 31, 1996



                                        Three Months        Nine Months
                                           Ended:              Ended:
                                     May 31,    May 31,    May 31,   May 31,
                                      1997       1996       1997      1996
                                   _________  _________  _________  _________
Product sales                     $   34,690    194,430 $  265,790    531,354
Grant and license revenue             70,947    133,551    355,127    324,332
                                   _________  _________  _________  _________
Total revenues                       105,636    327,981    620,917    855,686
Costs and expenses:
  Cost of product sales               75,464     94,379    266,848    278,665
  Research and development           167,282    143,363    345,443    305,219
  Selling, general, and              369,407    130,642    926,647    336,812
    administrative                 _________  _________  _________  _________
Total costs and expenses             612,152    368,384  1,538,938    920,696
                                   _________  _________  _________  _________
Operating income (loss)             (506,516)   (40,403)  (918,021)   (65,010)

Other income (expense):
  Interest income                      1,402        265     10,511        566
  Gain on settlement of accounts         225          -      8,742          -
    payable
  Interest expense                    (4,830)   (10,877)   (18,070)   (32,097)
  Other, net                            (867)    23,529      1,320    115,603
                                   _________  _________  _________  _________
Total other income (expense)          (4,070)    12,917      2,502     84,072
                                   _________  _________  _________  _________
Net income (loss)                 $ (510,586)   (27,486) $(915,519)    19,062
                                   =========  =========  =========  =========
Net income (loss) per common and
 common equivalent share          $   (0.029)    (0.002) $  (0.053)     0.001
                                  ========== ========== ========== ==========
Weighted average number of
 shares outstanding               17,314,726 17,226,226 17,308,107 17,203,497
                                  ========== ========== ========== ==========


See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
              Nine Months ended May 31, 1997, and May 31, 1996


Increase (Decrease) in Cash and Cash Equivalents          May 31,      May 31,
                                                           1997         1996
___________________________________________________     __________  __________
Cash flows from operating activities:
Net income (loss)                                      $ (915,519)     19,062
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                         339,226      30,240
    Gain on settlement of accounts payables                (8,742)          -
    Issuance of treasury stock as bonus                       630       4,200
    Write-off of expired reserves                               -     (88,220)
    Changes in assets and liabilities:
      Receivables                                         574,077     (12,575)
      Inventories                                         (39,591)     32,197
      Prepaid expenses and other assets                    17,375      14,624
      Accounts payable                                    117,040      59,922
      Accrued payroll and commissions                      17,361      34,877
      Customer deposits                                  (138,417)     41,988
      Warranty reserves                                    (7,127)     (7,652)
      Accrued expenses                                    (68,759)    (55,939)
      Deferred Income                                         676      11,100
                                                        __________  __________
Net cash provided by operating activities                (111,769)     83,824
                                                        __________  __________
Cash used in investing activities:
  Additions to property, plant, and equipment             (52,474)     (2,414)
                                                        __________  __________
Net cash used in investing activities                     (52,474)     (2,414)
                                                        __________  __________
Cash flows from financing activities:
  Net proceeds from (payments on) short-term
    notes payable                                         (17,250)    (45,121)
  Principal payments on capital lease obligation          (34,268)    (12,377)
  Principal payments on long-term debt obligation         (19,144)    (17,581)
                                                        __________  __________
Net cash used in financing activities                     (70,662)    (75,079)
                                                        __________  __________
Increase in cash and cash equivalents                  $ (234,905)      6,331
Cash and cash equivalents, beginning of period            381,746      46,124
                                                        __________  __________
Cash and cash equivalents, end of period               $  146,841      52,455
                                                        ==========  ==========
Supplemental Disclosure of Cash Flow Information
________________________________________________
Cash paid during the period for interest               $   18,070      32,097

                     BSD MEDICAL CORPORATION
      Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

    The Condensed Consolidated Balance Sheet as of May 31, 1997, and the Condensed Consolidated Statements of Operations and the
Condensed Consolidated Statements of Cash Flow for the quarters ended May 31, 1997, and May 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 1997, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended May 31, 1997, are
not   necessarily   indicative  of  the  results  to  be  expected   for   the
full year.

Note 2. Net Income (Loss) Per Common Share

    Net   loss  per  common  share  for  the  quarters  ended  May  31,  1997,
and   May   31,   1996,   are  based  on  the  weighted  average   number   of
shares outstanding during the respective periods.

Note 3. Federal Income Taxes

   No  provision has been made for income tax expense in the  May
31, 1997, financial statements because of the utilization of operating loss carry forwards.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
________________________________

   Total assets decreased from $2,027,981 at August 31, 1996, to $1,260,546 at May 31, 1997, a decrease of $767,435, or 37.84% due to the following decreases. As of May 31, 1997, other receivables totaled $3,558, a decrease of $496,442 from August 31, 1996, due to receipt of $500,000, included as a receivable at August 31, 1996. The $500,000 cash received was used to pay accrued debts and to finance increased operating expenses required to build and support new product lines and to support the efforts on the Small Business Innovation Research (SBIR) grant project funded by the National Cancer Institute (NCI). Cash decreased from $381,746 at August 31, 1996, to $146,841 at May 31, 1997, a decrease of $234,905, or 61.53%, primarily caused by reduced sales and increased expenses due to allocation of resources to completion of new product line. The first BSD-2000-3D System is scheduled for shipment in July and the second for shipment in August.

  Trade accounts receivable decreased from $153,229 at August 31, 1996, to $61,404 at May 31, 1997, a decrease of $91,825, or
59.93%, caused by a reduction in sales and receipt of prior receivables. Total inventories increased from $531,066 at August 31, 1996, to $570,657 at May 31, 1997, an increase of $39,591, or
7.46%, due to periodic business fluctuations.

  Total current liabilities decreased from $608,796 at August 31, 1996, to $449,491 at May 31, 1997, a decrease of $159,305, or
26.17%. The decrease was primarily caused by decreases in customer deposits, accrued expenses, notes payable, and current obligations, following receipt of funds in 1996 from a patent license fee.

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

  The Company's current backlog of unfilled customer orders as of May 31, 1997, was $850,000. A $335,000 deposit has already been collected by the Company for this backlog. (The backlog at
November 30, 1996 of $1,225,141 was reduced to $850,000 as of February 28, 1997, due to cancellation of an order from Dr. Sennewald Medizin Technik GmbH for a BSD-2000 in anticipation of this order being replaced by an order for the BSD-2000-3D following shipment of the first BSD-2000-3D system.) The Company also has long term receivables for field service contracts, as of May 31, 1997, of $121,010.

Fluctuations in Operating Results
__________________________________

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

Results of Operations:
_______________________

Nine Months ended May 31, 1997

   Product Sales decreased from $531,354 in the nine months ended May 31, 1996, to $265,790 in the nine months ended May 31, 1997, a decrease of $265,564, or 49.98%. During fiscal years 1996 and 1997, BSD dedicated time and resources to completion of the new product line, the BSD-2000-3D. The first BSD-2000-3D System is scheduled for shipment in July and the second for shipment in August. Management expects sales to increase following the shipment in July, as some European orders are pending based on delivery of the first BSD-2000-3D System.

   Gross profit on product sales decreased from $252,689 in the nine months ended May 31, 1996, to a loss of $1,058, in the nine months ended May 31, 1997, primarily caused by the vesting of options issued to employees to purchase shares of the Company's common stock (which have been recorded as deferred compensation and amortized over the vesting period of the options), as well as the ongoing typical fluctuations in costs required to prepare equipment for sales.

   Selling, General and Administrative Expenses increased from $336,812 in the nine months ended May 31, 1996, to $926,647 in the nine months ended May 31, 1997, an increase of $589,835, or 175.12%. The increase was primarily caused by the aforementioned vesting of options to employees and advisors; increases in sales and marketing staff; fees involved with BSD obtaining additional funding and strategic partnerships (see Part II, Item 5, Other Information, November 30, 1996, 10-QSB); and legal fees (see Part I, Item 3, Urologix, Inc. vs. BSD Medical Corporation, 1996 10-
KSB).

   Research and Development Expenses increased from $305,219 for the nine months ended May 31, 1996, to $345,443 in the nine months ended May 31, 1997, an increase of $40,224, or 13.18%. The increase was caused by higher costs required to support the efforts on the Research and Development SBIR grant project funded by NCI and the aforementioned vesting of options issued to employees to purchase shares of the Company's common stock.

   Total Operating Expenses increased from $920,696 in the nine months ended May 31, 1996, to $1,538,938 in the nine months ended May 31, 1997, an increase of $618,242, or 67.15%. This increase was primarily caused by the aforementioned increases in Selling, General and Administrative expenses.

   The Operating Loss increased from $65,010 in the nine months ended May 31, 1996, to $918,021 in the nine months ended May 31, 1997, an increase of $853,011, or 1,312.12%. This increase was primarily caused by the aforementioned factors and use of resources devoted to completion of a new line of cancer products and introduction of a new line of prostate treatment products.

   Interest Expense in the nine months ended May 31, 1997, was $18,070, as compared with the $32,097 of Interest Expense in the nine months ended May 31, 1996. The decrease was caused by typical periodic business fluctuations.

  The Net Loss for the quarter ending May 31, 1997, was $915,519, as compared with the Net Income of $19,062 for the quarter ending
May 31, 1996. The primary reasons for this increase were the aforementioned factors.

Three Months ended May 31, 1997

  Product Sales decreased from $194,430 in the three months ended May 31, 1996, to $34,690 for the three months ended May 31, 1997, a decrease of $159,740, or 82.16%. During fiscal years 1996 and 1997, BSD dedicated time and resources to completion of the new product line, the BSD-2000-3D. The first BSD-2000-3D System is scheduled for shipment in July and the second for shipment in August. Management expects sales to increase following the shipment in July, as some European orders are pending based on delivery of the first BSD-2000-3D System.

   Gross profit on product sales decreased from $100,051 in the three months ended May 31, 1996, to a loss of $40,774 in the three months ended May 31, 1997, primarily as a result of the vesting of options issued to employees to purchase shares of the Company's common stock (which have been recorded as deferred compensation and amortized over the vesting period of the options), as well as the ongoing typical fluctuations in costs necessary to refurbish equipment for sales of refurbished systems.

   Selling, General and Administrative Expenses increased from $130,642 in the three months ended May 31, 1996, to $369,407 in the three months ended May 31, 1997, an increase of $238,765, or 182.76%. The increase was primarily caused by increases in fees involved with BSD obtaining additional funding and strategic partnerships (see Part II, Item 5, Other Information, November 30, 1996, 10-QSB); and an increase in legal fees (see Part I,
Item 3, Urologix, Inc. vs. BSD Medical Corporation, 1996 10-KSB).

   Research and Development Expenses increased from $143,363 in the three months ended May 31, 1996, to $167,282 in the three months ended May 31, 1997, an increase of $23,919, or 16.68%. The increase was caused by higher costs required to support the efforts on the Research and Development SBIR grant project funded by NCI and the aforementioned vesting of options issued to employees to purchase shares of the Company's common stock.

   Total Operating Expenses increased from $368,384 in the three months ended May 31, 1996, to $612,152 in the three months ended May 31, 1997, an increase of $243,768, or 66.17%. This increase was primarily caused by the aforementioned increases in Selling, General and Administrative expenses.

   Operating Loss was $40,403 in the three months ended May 31, 1996, as compared with the Operating Loss of $506,516 in the three months ended May 31, 1997. This change was primarily caused by the aforementioned factors.

   Interest Expense in the three months ended May 31, 1997, was $4,830, as compared with the $10,877 of Interest Expense in the three months ended May 31, 1996. The decrease was caused by typical periodic business fluctuations.

  The Net Loss for the quarter ending May 31, 1997, was $510,586, as compared with the Net Loss of $27,486 for the quarter ending
May 31, 1996, an increase of $483,100, or 1,757.62%. The primary reason for this increase was the aforementioned factors.


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

BSD Medical Corporation stock quotes are now available through the NASD over-the-counter Bulletin Board. BSD's symbol "BSDM" began appearing on the Bulletin Board May 22, 1997.

ITEM 6. EXHIBITS  AND REPORTS ON FORM 8-K

a)  Exhibits

  The following exhibit is filed as part of this report:

Exhibit                 Description
Number
________      ______________________________
 27           Financial Data Schedule.

b) Reports on Form 8-K -- During the quarter, no reports on  Form
   8-K were filed by the Company.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date:  July 15, 1997            by: /s/  Paul F. Turner
                                   Paul F. Turner
                                   Chairman of the Board, Acting
                                   President, and  Senior  Vice  President
                                   of Research