Form 10KSB40
period 1997-08-31
BSD MEDICAL CORP
filed 1997-11-28
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                        FORM 10 - KSB


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended August 31, 1997.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State  issuer's  revenues for its most  recent  fiscal  year:
$1,319,698

  The approximate aggregate market value of Common Stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 3, 1997, was $4,937,177.

  As of November 3, 1997, there were 16,176,980 shares of Common
Stock with $0.01 par value outstanding.

  Documents Incorporated by Reference:  None

  Transitional Small Business Disclosure Format:  Yes[  ]   No[X]

                           PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   BSD Medical Corporation (the "Company") is engaged in the design, development, production, marketing, and servicing of heat therapy (hyperthermia/thermotherapy) equipment for both cancerous and benign diseases. Hyperthermia is used in the application, monitoring and control of electromagnetic (microwave or radiofrequency) or ultrasound generated heat for the treatment of malignant and benign diseases. BSD pioneered the commercial application of this technology in the radiation, oncology, and urology fields and has 18 current U.S. patents (which cover all of its current applications and products as well as additional applications and devices).

  The Company was founded in 1978 by John E. Langdon as a result of research which demonstrated that high heat could destroy cancer cells. BSD continued this research and was successful in pioneering, developing, and commercializing this break-through cancer treatment. BSD pioneered the commercial field of heat therapy for the treatment of disease in 1978 and the non-surgical treatment of benign diseases of the prostate using microwave energy in 1986. BSD was the first Company to obtain full PreMarket approvals (PMA) from the Food and Drug Administration (FDA) for hyperthermia cancer therapy systems (in
1983) and the first Company to obtain Investigational Device Exemption (IDE) approval from the FDA for hyperthermia/thermotherapy systems for the treatment of Benign Prostatic Hyperplasia (BPH). BSD has developed second and third generation equipment, and the Company's systems, depending upon configuration and options, have list prices ranging from approximately $53,500 to $850,000.

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

BSD PRODUCTS/THERAPIES

  HYPERTHERMIA AS A CANCER TREATMENT. There are more than eight million Americans alive today who have a history of cancer and over 83 million, approximately four in ten Americans, will eventually develop cancer, and the incidence of cancer is expected to continue to grow. Over 520,000 people will die of cancer this year. The Company's hyperthermia equipment is used both in an effort to cure cancer by destroying and eliminating cancer cells and, where curing the cancer is not possible, as palliative treatment (the shrinking of tumors in order to reduce the pain and other side effects of cancer). The combination of differential heat sensitivity between cancerous and normal cells and the inability of the cores of solid tumors to dissipate heat as effectively as surrounding normal cells makes it possible, by utilizing the controlled application of high heat, to destroy cancerous tissues and cells without causing serious damage to normal tissues and cells. Prospectively randomized clinical studies using BSD's equipment have shown that the addition of hyperthermia to other cancer therapies results in: increased tumor response; lower relapse rate; increased disease-free survival time; and improved quality of life for the patient - with minimal increase in side effects. The Company's equipment is most effective in the treatment of solid localized tumors and increases long term control of these tumors. Inability to control local tumors remains a significant obstacle to a cure for cancer, causes over one-third of all cancer deaths, results in severe symptoms which reduce quality of life, increase cost of care, and increases the risk of metastatic disease.

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

   In the past, hyperthermia has been typically used almost exclusively as a therapy for patients who have failed all other available methods of treatment, and even these heavily pretreated patients have responded well to hyperthermia. Some patients are now being treated earlier with BSD's equipment using combination therapy which includes hyperthermia.

   HYPERTHERMIA/THERMOTHERAPY AS A TREATMENT FOR PROSTATIC CARCINOMA AND BENIGN PROSTATIC HYPERPLASIA (BPH). Intracavitary heat treatment of the prostate has been established as an important adjuvant treatment for many patients with prostate carcinoma and is becoming an important nonsurgical treatment for patients with benign prostatic hyperplasia (BPH).

    BSD Medical has various PMA approved control systems, applicators, catheters, and accessories which can be used for the treatment of prostatic carcinoma. The use of transurethral microwave heating for treatment of prostatic carcinoma has most often utilized concomitant radiation therapy; however, published studies have reported efficacy using heat alone delivered by using simultaneous transurethral and transrectal heating or by using ablative temperatures.

   In 1986, BSD developed and patented technology for the treatment of BPH. On November 14, 1997, BSD signed an agreement with Oracle Strategic Partners (OSP) to form TherMatrx, Inc., a jointly-owned company which will initially focus on minimally invasive treatments of urological diseases, specifically BPH. The BPH market is currently estimated to be over $3 billion annually in the U.S. alone. Oracle Strategic Partners is a private investment firm specializing in public securities investing and merchant banking in the health care, bioscience and related industries.

    CANCER HYPERTHERMIA PRODUCTS. The Company's cancer hyperthermia products are designed to apply electromagnetic (i.e., microwave or radiofrequency) or ultrasonic energy to the human body in order to generate temperatures of 40 C to 60 C at the site of the tumor. Thermometry systems are used to measure tumor and normal tissue temperatures during treatment in order to assist in achieving and maintaining safe and optimal treatment temperatures. The Company's hyperthermia systems are designed to permit the treatment of various tumor sizes, various tumor depths and various anatomical sites. A physician wishing to have full hyperthermia treatment capability must have a wide variety of hyperthermia techniques and devices available.

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

MARKETING AND SALES

   In the U.S., the Company sells its cancer hyperthermia products primarily to radiation oncology departments and, outside the U.S., to radiation oncology and chemotherapy oncology departments. The Company currently markets its products in the United States directly through its own sales and marketing staff. International sales are generally accomplished through distributing companies located in various foreign countries. The Company's marketing efforts include participation at trade shows and symposia and development of product brochures, newsletters, and other promotional materials. The Company also co-sponsors an annual international BSD Users' Conference.

   Current marketing efforts include education, training, and dissemination of information on the effectiveness and benefits of BSD's equipment and therapy. BSD also plans to do advertising in appropriate trade publications and in mass media publications to increase patient education and demand.

  Future marketing for current cancer products will be expanded into two previously unexplored markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published. The Company believes that the domestic market will begin to slowly expand in the future because of the recent publication of randomized studies showing the effectiveness of hyperthermia and a renewed interest in hyperthermia in the U.S.; however, there can be no assurance that an increase in the U.S. market will occur.

   For  the  year ended August 31, 1997, two customers accounted for  approximately 52% and 8%, respectively, of net sales of the
Company.   The  loss  of  a significant customer  could  have  a
material detrimental impact on the Company's operations.

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

   In November 1995, the Health Care Financing Administration authorized Medicare reimbursement for all investigational therapies and devices for which underlying questions of safety and effectiveness of that device type have been resolved based on categorization by FDA into one of two categories - A or B. Category A includes devices for which questions of safety and effectiveness have not been resolved. Category B includes investigational devices for which underlying questions of safety and effectiveness of that device type have been resolved. As of November 1, 1995, HCFA stated that all devices and procedures which fall under Category B will be reimbursed for Medicare patients. All of BSD's investigational equipment and protocols have been categorized by the FDA into Category B and thus may be reimbursed by Medicare. This new procedure will have no effect on BSD's PMA approved equipment and therapy which received approval for reimbursement from HCFA in 1984. However, investigational treatments using BSD's PMA approved equipment may also be reimbursed under this new policy. BSD anticipates that these changes in reimbursement policy could have a positive effect on U.S. sales; however, these new policies have not been actively implemented by HCFA at this time.

   Cost-containment policies are impacting the major cancer markets such as the U.S., Western Europe, and Japan, and these changes have negatively impacted the industry. The Company is unable to predict the extent to which its business may be affected by future legislative and regulatory developments. There can be no assurance that future health care reform legislation or regulation will not have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that procedures using the Company's products will, in the future, be considered cost-effective by third-party payers, that reimbursement will be available or, if available, that payers' reimbursement levels will not adversely affect the Company's ability to sell its products.

COMPETITION

   Competition in the medical products industry is intense, both in the United States and internationally. Some of the Company's competitors have significantly greater financial, technical, research and development, engineering, manufacturing, distribution, and sales and marketing resources than the Company. Several companies have received IDEs in the United States for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. In addition to BSD, four other companies (Clinitherm - no longer in business, Labthermics, Cheung Labs, and Cook Medical) have received FDA Pre-Market Approval for the commercial sale of certain hyperthermia equipment for the treatment of cancer in the U.S. BSD participates in the BPH market as an investor in TherMatrx, Inc. (see "Hyperthermia/ Thermotherapy as a Treatment for Prostatic Carcinoma and Benign Prostatic Hyperplasia (BPH)", page 3). In the BPH market, competitive companies offering products similar to BSD's BSD-50 include EDAP TMS and Urologix (which have PMA approval from the FDA), VidaMed (which has
510(k) marketing clearance from the FDA), Dornier, Thermal Therapeutics, and other foreign manufacturers. In addition to hyperthermia/thermotherapy equipment made by competitors, there are many other competitive treatments for benign prostatic hyperplasia (including various drug treatments, surgical lasers, ultrasound ablation, electro-cautery surgery, stents, transurethral incision of the prostate (T.U.I.P.), and balloon dilation) which are currently being developed, clinically investigated and/or actively marketed.

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

PRODUCT SERVICE

    The Company provides a 12-month warranty following installation on all cancer treatment systems and a 90-day
limited  warranty  on  individual components.   BSD's  employees
install and service the hyperthermia systems it sells to domestic customers. In addition, technical and clinical training is performed by Company personnel or consultants. Subsequent to the applicable warranty period, the Company offers full or limited service contracts to its domestic customers.

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

    In   order   to  provide  outside  financial   support   for
manufacturing operations and diversify the Company's services, the Company is providing manufacturing and testing services under contract to local companies.

RESEARCH AND DEVELOPMENT

   Technological changes in the treatment of disease in general, and in the hyperthermia field in particular, are frequent. Thus, the Company intends to continue to devote substantial sums to research and development in order to improve existing products and develop new products. During the fiscal years ended August 31, 1995, August 31, 1996, and August 31, 1997, the Company expended $219,871, $565,158, and $432,394 respectively, for research and development, representing 19.14%, 22.28%, and 32.76% of total revenues. The Company intends to pursue new markets and applications for the Company's products.

   BSD has developed the BSD-2000/3D - a new generation of deep regional hyperthermia equipment funded in part by Phase I and II grants received from the National Cancer Institute (Grant No. CA61515). The BSD-2000/3D can be modified for integration with a magnetic resonance imaging system, and becomes the BSD-2000/3D/MR system. BSD is completing development of the MR portion of this system with corporate funding. The BSD-2000/3D System integrates three-dimensional (3D) focused deep regional hyperthermia with 3D patient specific treatment planning in order to provide 3D heating pattern steered focusing. This system is targeted for the treatment of large and deep tumors; i.e., recurrent breast, sarcoma, lung, colorectal, liver, cervical, bladder, stomach, and prostate. The first BSD-2000/3D system has been installed at a leading German oncological research institution - the Clinic of Medical Oncology of the Klinikum Grosshadern Medical School of Ludwigs-Maximilians-Universitaet Muenchen, Munich, Germany. Delivery of the Magnetic Resonance (MR) Imaging portion of this system is anticipated for January 1998. The Medical School received funding from the Stiftung Deutsche Krebshilfe e.V. (German Cancer Aid Foundation) for the system order. Over the past few years, the Foundation has contributed more than DM 11 million ($7.5 million U.S.) to this Institution to develop the clinical application of regional deep hyperthermia combined with chemotherapy for the treatment of cancer patients. The Company has received orders totaling $1,631,978 for purchases of this new product, and, as of November 1997, has a back-log of $996,837 in sales for the new product line, which will be delivered in fiscal 1998. BSD plans to submit to the FDA for a modified IDE for this equipment.

  The BSD-2000/3D/MR System was designed to provide simultaneous heating and non-invasive measurement of treatment parameters; such as tumor temperature, tumor response, tissue heat damage, tissue blood-flow, tissue pathology, and other chemical and biological changes in the tissue, which has the potential to optimize tumor heating and thus tumor destruction. Currently available hyperthermia equipment requires the use of invasive temperature monitoring to control heating delivery and to determine treatment effectiveness, which limits the commercial and clinical applications. The development of reliable non-invasive thermometry is the next required step in the field of hyperthermia and has the potential to significantly increase the clinical applications and commercial potential of hyperthermia; however, there can be no assurance that this system will provide reliable non-invasive thermometry.

   The Company is also currently collaborating with a number of research institutions to develop advanced heat treatment products and treatments to increase the clinical applications for BSD's products, with a focus on deep regional hyperthermia and the treatment of prostatic carcinoma and breast cancer.

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

   From time to time, the Company has had and may continue to have discussions with other companies, universities and private individuals concerning the possible granting of licenses covering technology and/or patents. There can be no assurance that such discussions will result in any agreements. In the past, BSD has granted non-exclusive practice licenses for a few selected patents to three companies. One of these companies is no longer in business. In 1994, BSD issued a non-exclusive license to Urologix to practice some of its patented technology for cash payments and royalties on future sales; in 1996, the Company terminated this license (see Part I, Item 3, Urologix, Inc. vs. BSD Medical Corporation).

  In July 1996, BSD entered into a license agreement and granted EDAP Technomed, Inc., now EDAP TMS S.A., a non-exclusive, non-transferable license of certain rights to one of BSD's patents. As a result of this transaction, BSD received a non-refundable license fee in the amount of $1,500,000 ($1,000,000 in July 1996 and $500,000 in September 1996), as well as the right to receive royalties of 2.5%, up to a maximum of $3,500,000, on the sale of certain products.

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

   International sales of unapproved medical devices are subject to FDA export requirements, unless these products have been previously approved by one of 8 countries specified by the FDA. In addition, international sales are subject to the regulatory safety agency requirements of each country. The regulatory review process varies from country to country. The Company has obtained regulatory approval, import approval and export approval for various of its products from certain countries and has applied for additional approvals and will continue to apply for others. There can be no assurance that all of the necessary approvals will be granted on a timely basis or at all. Delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's financial condition and results of operations. Sales into the European Union (EU) are now governed by the need to obtain ISO certification and a CE Mark and to comply with all applicable directives. BSD has started the process of obtaining testing and certifications needed for compliance which will allow BSD to affix the CE Mark. There can be no assurance that BSD can obtain the CE Mark, and, if BSD is unable to obtain these approvals, it could have a significant material effect on the Company's financial condition.

  FDA regulations pertain not only to human health care products and medical devices, but also to the processes and facilities used to manufacture such products. The Company is required to register with the FDA as a device manufacturer. As such, the Company is inspected from time to time by the FDA to determine whether the Company is in compliance with various regulations relating to medical device manufacturers. All devices must be manufactured in accordance with regulations specified in the FDA Quality System Regulation (QSR) dated October 1996. In complying with FDA's QSR, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance. Significant changes to the manufacturing process require notification to the FDA, and all changes require documentation. The Medical Device Reporting regulation requires that the Company provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunctions were to recur. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that it is in material compliance with all applicable manufacturing and marketing regulations of the FDA and other regulatory bodies with respect to its existing products, a determination that the Company is in material violation of such regulations could lead to the imposition of penalties, including fines, recall orders, product seizures, and criminal sanctions. In addition, current regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. Although the Company cannot predict what impact, if any, such changes might have on its business, such changes could materially adversely affect the Company's business.

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

EMPLOYEES

   On August 31, 1997, the Company had 18 employees, 16 of them full time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. The Company is dependent upon a limited number of key management, manufacturing, and technical personnel. The Company's future success will depend in part upon its ability to retain these highly qualified employees.


ITEM 2.  PROPERTIES

   The office, production and research facilities of the Company are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet and is rented on a lease with an option to purchase. The current annual rental expense is $62,400 (see Note 7 to Financial Statements). The building lease is accounted for as a capitalized lease for financial statement purposes. The building is currently in good condition; is adequate for the Company's needs; is suitable for all Company functions; and provides room for future expansion. The Company believes that it carries adequate insurance on the property.


ITEM 3.  LEGAL PROCEEDINGS

UROLOGIX,  INC.  VS.  BSD  MEDICAL  CORPORATION,  United  States
District Court for the District of Minnesota, Civil Action No. 4-
96-647.

   In June of 1996, the Company advised Urologix, Inc., with whom it had previously been involved in litigation involving the alleged infringement of a BSD patent, of information which the Company believed indicated a breach of Urologix's confidentiality obligations under the Settlement Agreement that had resolved the earlier suit. Dissatisfied with Urologix's response to this notice, the Company advised Urologix that it was terminating the Settlement Agreement and the patent license granted to Urologix thereunder.

   On July 30, 1996, Urologix filed a lawsuit against the Company under seal in the United States District Court for the District of Minnesota (Urologix, Inc. v. BSD Medical Corp., Civil Action No. 4-96-647) seeking a declaratory judgment that Urologix had not breached the Settlement Agreement. The Company answered the Complaint and filed a counterclaim on August 20, 1996, seeking a declaratory judgment that the Settlement Agreement and license provided thereunder were properly terminated by the Company based on Urologix's breaches of the confidentiality provision and seeking damages caused by such breaches. Urologix has replied to the counterclaim and discovery is nearly complete. The case is currently set for trial no later than April 1998.

   The Company believes that its claims against Urologix are well-founded and intends to pursue the matter through trial if necessary. There can be no assurance that the Court will resolve the lawsuit in the Company's favor. Though Urologix's Complaint against the Company requests unspecified "damages," it is apparent that the principal thrust of the relief sought by Urologix is declaratory and injunctive, and no damages have been quantified. Moreover, since the Company has taken no action to preclude Urologix from continuing to offer products under the now-terminated license or to otherwise interrupt Urologix's on-going business, it seems unlikely that Urologix will be able to substantiate significant monetary damages.

NELSON BUNKER HUNT LIQUIDATING TRUST (NBHLT) VS. ALAN L. HIMBER

   On October 5, 1994, Alan L. Himber, a former principal and officer of the Company, filed a voluntary petition for bankruptcy relief under Chapter 11 in the Northern District of Texas. On March 1, 1995, the case was converted to Chapter 7. Mr. Himber made claims against the Company for wages and equitable ownership interests through various entities in which he had an interest; these claims became property of the Chapter 7 estate. Through an Asset Purchase and Release of Claims, the Chapter 7 Trustee of Himber's estate "sold, transferred, and conveyed" to the NBHLT all of the Himber estate's claims against BSD, as well as its entire interest in and right to any shares of stock of BSD, and all rights of the Himber estate to acquire additional shares of BSD. On May 19, 1997, BSD purchased from the NBHLT all such rights previously owned by the Himber estate. As a result of this purchase, the Company believes that it no longer has any obligations regarding Mr. Himber or claims he may have against the Company or his former partnerships.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                           PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND  RELATED
STOCKHOLDER MATTERS

   The Company's Common Stock began publicly trading on December 9, 1980, and was traded in the over-the-counter market under the NASDAQ symbol "BSDM" until it was delisted from NASDAQ on January 3, 1991. After that time, it continued to trade (very sporadically) in the over-the-counter market and consistently reliable stock quotations were not readily available because there had been no established market for the Company's stock. In May 1997, the symbol "BSDM" was listed on the OTC Bulletin Board.

    The  following  table  sets  forth  the  high  and  low  bid transactions, as provided by the OTC Bulletin Board, for the quarters in fiscal year 1997 after the Company's stock symbol was listed. The amounts reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                              Bid
     Quarter Ended:       High    Low
     ---------------------------------
     May 31, 1997        $0.5625 $0.50
     August 31, 1997     $0.6250 $0.25


  As of August 31, 1997, there were approximately 627 holders of record of the Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception and has no intention of declaring any Common Stock dividends in the foreseeable future.


ITEM   6.   MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The balance sheet as of August 31, 1997, and the statements of operations, statements of cash flow and statements of stockholders' equity for the years ending August 31, 1996, and 1997, and the independent auditors report thereon are included elsewhere in this report. The following selected financial information should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

   FISCAL  YEAR  ENDED AUGUST 31, 1997.  Revenues for  the  year
ended   August  31,  1997,  totaled  $1,319,698,   compared   to
$2,536,525 for the year ended August 31, 1996, a decrease of $1,216,827, or 47.97%, primarily because the Company received $1,501,376 in fiscal 1996 from the grant of a patent license, as
opposed  to  $232,163  in license fees in 1997.   Product  sales
increased from $711,459 in 1996 to $949,369 in 1997, an increase of $237,910, or 33.43%. During fiscal 1996, the Company devoted time and resources to completion of a new product line - the BSD-2000/3D/MR - and to establishing the manufacturing capabilities
and  support  functions needed for this new product  line.   The
first BSD-2000/3D was installed in August 1997, and BSD is completing the modifications required for the installation of
the   MR  portion  of  this  system,  which  is  projected   for
installation in January 1998. BSD has received orders totaling $1,631,978 for purchases of this new product, and, as of November 1997, has a back-log of $996,837 in sales for the new product line, which will be delivered in fiscal 1998.

   The Company's revenues from products and services in the United States decreased from $266,147 in fiscal 1996 to $122,413 in fiscal 1997. The Company is currently evaluating methods to increase U.S. sales, which includes pursuing increases in reimbursement for some treatments and a strategic partnership to pursue studies regarding treatment of prostatic carcinoma. BSD also intends to install a BSD-2000/3D System at Duke University Medical Center, projected for installation in December 1997, as part of the NCI grant (Grant No. CA61515) BSD received to develop and clinically evaluate this system. Some of these actions may eventually improve the U.S. market, however, this market continues to be sluggish.

   Gross profit on product sales for 1997 was $560,924, an increase of 256.95%, as compared to $218,298 for fiscal 1996, a result of an increase in sales and lower product costs in 1997, as compared to 1996. Gross profit margin as a percentage of sales increased from 30.68% in fiscal 1996 to 59.08% in fiscal 1997 because of the aforementioned increase in sales and lower product costs.

   Selling, General and Administrative Expenses for 1997 totaled $1,359,082, an increase of $662,082, or 94.99%, as compared to
$697,000 for fiscal 1996, primarily because of the following expenditures. The Selling, General and Administrative Expenses for 1997 included $372,000 in deferred compensation from amortization of options and warrants issued to purchase shares of the Company's common stock (see Note 6 to Financial Statements); increases in compensation; $311,000 in legal costs due to litigation with Urologix (see Part I, Item 3, Legal Proceedings, Urologix, Inc. vs. BSD Medical Corporation); $47,858 due to write-off of amortization costs of abandoned patents; and increased costs for trade shows and marketing expense. Selling, General and Administrative Expenses may increase in the future as the Company intends to expand its marketing and sales efforts.

  Research and Development Expenses for 1997 totaled $432,394, a decrease of $132,764 or 23.49%, as compared to $565,158 for fiscal 1996, due to completion of the design of the BSD-2000/3D product line. The Company may increase research and development in the future in order to improve existing products and develop new products, including prostatic carcinoma treatment products. The Company also intends to pursue new markets and applications for the Company's products.

  Total Costs and Expenses for 1997 were $2,179,921, an increase of 20.03%, as compared to $1,755,319 for fiscal 1996, due to the aforementioned increases in Selling, General and Administrative
Expenses for 1997.

   Interest Expense in 1997 decreased to $22,936, as compared to $46,461 in 1996. The decrease was caused primarily by lower interest costs associated with notes payable as they reach maturity and typical periodic business fluctuations.

   During fiscal 1997, the Company experienced a net loss of $872,525. During fiscal 1996, the Company experienced a net profit of $870,993 before taxes and $800,993 after taxes. The difference from 1996 to 1997 was due to the receipt in fiscal 1996 of $1,501,376 from the grant of a patent license (as opposed to $232,163 in license fees in 1997), combined with the aforementioned increases in Selling, General, and Administrative costs during 1997. As of November 1997, BSD had received orders totaling $1,631,978 for purchases of BSD-2000/3D/MR product line and has a back-log of $996,837 in sales for the new product line, which will be delivered in fiscal 1998.

  RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales accounted for 62.59% and 72.94% of the Company's total product sales during the fiscal years ended August 31, 1997, and August 31, 1996, respectively. The Company expects that international sales will continue to represent a significant portion of its total sales. The Company is subject to risks generally associated with international operations, including the establishment by foreign regulatory agencies of product standards different from, and in some cases more stringent than, those in the United States. Although the Company's sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in currency exchange rates. The Company's international sales may also be adversely affected by tariff regulations and export license requirements. Possible governmental, legislative and political actions that may be taken by the United States in order to reduce the balance of payments deficit may result in retaliatory actions by foreign governments. Such actions could have adverse effects upon sales of the Company's products in certain foreign markets. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

   FLUCTUATIONS IN OPERATING RESULTS. The Company's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and year-to-year basis due to risks associated with international operations; budgeting considerations of the Company's customers; the nature of the medical capital equipment market; the inability of the Company to predict the timing of various approvals required from the Food and Drug Administration and other governmental agencies; the relatively large per unit sales prices of the Company's products; the typical fluctuations in the mix of orders for different systems and system configurations; the limited unit sales volumes; the Company's limited cash resources; changes in Medicare and other third-party reimbursement policies; competition; and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

   LIQUIDITY AND CAPITAL RESOURCES. Total assets decreased by $658,974, a decrease of 32.49% from August 31, 1996, to August 31, 1997. The decrease was primarily due to decreases in cash and other receivables. Cash decreased to $43,681, a decrease of $338,065 or 88.55%, as compared to 1996, primarily as a result of payment of accrued debts and increased operating expenses required to build and support new product lines. Trade accounts receivable increased by $272,390, an increase of 209.94%, primarily as a result of a receivable for the MR portion of a BSD-2000/3D/MR system, which is projected to ship in January 1998. Inventories increased by $11,160, an increase of 2.1%, primarily as a result of normal periodic fluctuations. Current liabilities increased by $257,608, an increase of 42.31%, primarily as a result of increases in notes payable, accounts payable, and deferred revenue, as well as other normal periodic fluctuations.

MANAGEMENT DISCUSSION AND CURRENT STATUS OF FINANCIAL CONDITION.

   Management believes that the current projected sales will be sufficient to meet the Company's operating cash requirements into 1998. However, if sales are not sufficient to meet operating needs, management intends to use its current cash position, (supplemented and aided by anticipated cash flow from sales, budget controls, fiscal conservatism, the possibility of loans, and if necessary, private placements of its equity securities) to meet operating requirements planned for 1998. The Company's backlog of unfilled customer orders was $408,355, as of August 31, 1997; the Company's backlog was $409,141, as of August 31, 1996, (for which a $335,000 deposit had already been collected by the Company). The Company also had long term receivables due for field service contracts of $105,820, as of
August  31,  1996, and $68,480, as of August 31,  1997.   As  of
November 1997, BSD had received orders totaling $1,634,978 for purchases of the BSD-2000/3D/MR product line and had a back-log of $1,046,978 in sales for this product, which will be delivered in fiscal 1998.

   On November 14, 1997, BSD signed an agreement with Oracle Strategic Partners (OSP) to form TherMatrx, Inc., a jointly-owned company which will initially focus on minimally invasive treatments of urological diseases, specifically Benign Prostatic Hyperplasia (BPH). The BPH market is currently estimated to be over $3 billion annually in the U.S. alone. Oracle Strategic Partners is a private investment firm specializing in public securities investing and merchant banking in the health care, bioscience and related industries.

   TherMatrx will be capitalized by the contribution of certain assets of BSD which have applicability in the urology market and a $6 million investment by OSP. OSP's investment is milestone-based with an initial $3 million investment on closing and $3 million contingent on the achievement of certain milestone parameters. Assuming completion of the milestone funding, BSD will retain a 30% interest on a fully diluted basis. As part of the agreement, BSD plans to provide certain manufacturing and consulting services, for which TherMatrx will compensate the
Company. TherMatrx' corporate offices will be located in Chicago, Illinois. The President and CEO will be Charles Manker. Dr. Gerhard Sennewald has been appointed by BSD's Board to serve as BSD's representative on the Board of Directors of TherMatrx. This transaction is consistent with the strategy of the BSD Board of Directors to enhance shareholder value. BSD will continue to focus its resources on the cancer treatment market, including a concentration on the areas of deep regional hyperthermia and the treatment of prostatic carcinoma.

   In 1996, BSD received the first purchase order for its new, deep regional hyperthermia system - the BSD-2000/3D/MR System. The purchase order was received from Dr. Sennewald/Medizin-Technik GmbH, Munich, Germany, BSD's primary European distributor, and included an option for a second system order. The Company anticipates that the BSD-2000/3D System will increase the commercial market in hyperthermia throughout the world. BSD has started collaborative developments for clinical application of this technology, and some of these developments will be conducted under grants from the Stiftung Deutsche Krebshilfe e.V. (German Cancer Aid Foundation). The Company is seeking other strategic partnerships for marketing, sales and distribution of the Company's current products; collaborative arrangements for the development of new product lines; as well as alliances for product development and manufacturing of the companies' product. BSD is in negotiations for some of these partnerships.

   Management is expanding world wide marketing for current cancer products into two previously unexplored markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published.

   The Company is primarily focused on the development and commercialization of minimally invasive, low toxicity, effective treatments of disease using controlled heating. BSD plans to support further R & D for current products to improve function and reduce cost. Funding of R & D will primarily come from government, strategic partnerships, and foundation sources; product improvements on existing product lines will be supported by current product sales. The Company also intends to pursue new markets and applications for the Company's product.

   The  Company  has  expanded its business to include  contract
manufacturing  in  order  to  more  effectively  utilize   BSD's
manufacturing expertise.

   Management has implemented programs to increase profitability and expand BSD's business; however, there can be no assurance that management will be successful in achieving improved operating results and there are certain risk factors which may impact the Company's ability to fund its cash needs. Such risk factors include uncertainties as to the Company's ability to achieve adequate sales, general economic conditions, possible unforeseen and/or non recurring expenses, and the availability of outside financing. The Company's backlog as of any particular date may not be indicative of the Company's actual sales for any fiscal period. In addition, the Company's ability to produce and ship its products depends upon its production capacity, manufacturing yields and component availability, among other factors. The domestic United States market for cancer hyperthermia equipment has been severely adversely impacted as a result of Medicare and other third-party reimbursement policies and procedures. The positive clinical results from European studies and recent changes in Medicare reimbursement policy may eventually stimulate the U.S. market; however, BSD projects that the U.S. market will continue to grow at a slower rate than the international market.

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


ITEM 7.  FINANCIAL STATEMENTS

  Pursuant to Rule 12b-23, the financial statements set forth on
pages   1  through  19  attached  hereto  are  incorporated   by
reference.


ITEM  8.   CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

   As reported in Form 8-K/A filed September 2, 1997 and Form 8-K/A filed September 23, 1997, the Company dismissed its former auditors, KPMG Peat Marwick, LLP, on August 14, 1997. Pursuant to action approved by the Company's Board of Directors, the Company retained Tanner + Co. as its auditors as of August 14, 1997.

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



     Name              Age               Position

Paul    F.    Turner,  50    Chairman of the Board, Acting
M.S.E.E.                      President, and Senior Vice
                              President of Research

Dixie Toolson Sells    47    Vice President of Regulatory
                              Affairs and Corporate Secretary

Ray Lauritzen          47    Vice President of Field Service

Gerhard W. Sennewald,  61    Member of the Board of Directors
Ph.D.
S. Lewis Meyer, Ph.D.  53    Member of the Board of Directors

J. Gordon Short, M.D.  66    Member of the Board of Directors

Theron Schaefermeyer   46    Director of International Sales
                              and Marketing



  Mr. Turner has been with BSD for 19 years. He served as Staff and Senior Scientist from 1979 to September 1986; as Vice President of Research from September 1986, to January 1989; and as Senior Vice President of Research from January 1989, to October 1993. In October 1993, Mr. Turner resigned as Vice President of Research, and he served as Senior Scientist from October 1993 to December 1994. In December 1994, Mr. Turner was re-appointed as Senior Vice President of Research and was elected to the Board of Directors. On October 3, 1995, the Board of Directors appointed Mr. Turner as Acting President.

   Ms. Sells has been with BSD for 19 years. She served as Administrative Director from 1978 to 1984; as Director of Regulatory Affairs from 1984 to September 1987; and as Vice President of Regulatory Affairs from September 1987, to October 1993. In October 1993, Ms. Sells resigned as Vice President of Regulatory Affairs, and she served as Director of Regulatory Affairs from October 1993 to December 1994. In December 1994, Ms. Sells was re-appointed as Vice President of Regulatory Affairs and was appointed as Corporate Secretary by the Board of Directors. Ms. Sells also serves on the Board of Directors of the Utah Intermountain Biomedical Association.

   Mr. Lauritzen has been with BSD for 15 years. He served as Field Service Manager from 1982 to January 1988 and as Vice
President of Field Service Operations since January 1988.

   Dr. Gerhard Sennewald was appointed to BSD's Board of Directors in December 1994. He has been the key BSD European representative and distributor for 13 years and has been instrumental in obtaining the majority of BSD's foreign sales. Dr. Sennewald is the President and Chief Executive Officer of Medizin-Technik GmbH of Munich, Germany.

   Dr. S. Lewis Meyer returned to BSD's Board of Directors in December 1994, after previously serving as a Director in the mid-
1980's.   Dr. Meyer is President and Chief Executive Officer  of
Imatron, Inc., a publicly traded manufacturer of Ultrafast CT (TM) Scanner. Dr. Meyer is also Chief Executive Officer of Heartscan Imaging, Inc., a subsidiary of Imatron, Inc., which is engaged in the development of a nationwide network of coronary artery disease risk assessment centers.

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

  Mr. Schaefermeyer has been with BSD for 16 years. He has been a Research Assistant since 1985 and assisted with International
Marketing from 1991 to 1995. He has served as Director of International Sales and Marketing since July 1995.

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


ITEM 10.  EXECUTIVE COMPENSATION

   The following tables set forth certain information regarding all compensation earned during the last three fiscal years and fiscal year-end stock option values for the person acting in a similar capacity to chief executive officer of the Company in the fiscal year ended August 31, 1997. No stock options were granted to or exercised by the Acting President during fiscal year 1997. No other executive officers of the Company received compensation exceeding $100,000.


                 SUMMARY COMPENSATION TABLE

                                                  Long Term
                  Annual Compensation            Compensation
                                                   Awards
--------------------------------------------  ----------------  ----
                                       Other   Restric-          All
                                      Annual     ted            Other
                                      Compen-   Stock           Compen-
 Name and   Fiscal   Salary   Bonus   sation   Awards  Options  sation
 Position    Year      ($)     ($)     ($)       ($)     (#)      ($)
-----------------------------------------------------------------------
Paul F.      1997  $115,000    -0-     -0-       -0-     -0-      -0-
Turner,
Acting       1996  $115,000    -0-     -0-    $2,110(1)  14,953   -0-
President;
Sr. VP,      1995  $115,000    -0-     -0-    $1,240(2)  166,000  -0-
Research

(1) During fiscal 1996, the Company awarded Mr. Turner 1,000 shares of restricted common stock. Consistently reliable stock quotations had not been readily available because there had been no established market for the Company's stock (see
  Part II, Item 5). However, the Company received a valuation of $2.11 per share on a minority interest basis as of December 31, 1996. The Company believes these numbers may not be a reliable indicator of actual realizable value of these shares. However, this value has been reflected for the shares listed in this table.

(2) During fiscal 1995, the Company awarded both Mr. Turner 1,000 shares of restricted common stock. Consistently reliable stock quotations had not been readily available because there had been no established market for the Company's stock (see Part II, Item 5). However, the Company received a valuation of $1.24 per share on a controlling interest basis as of December 4, 1994. The Company believes these numbers may not be a reliable indicator of actual realizable value of these shares. However, this value has been reflected for the shares listed in this table.


     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
            AND FISCAL YEAR-END OPTION/SAR VALUES

           Shares
          Acquired              Number of           Value of
             on     Value      Securities          Unexercised
            Exer-   Reali-     Underlying         In-the-Money
            cise      zed       Unexercised      Options at FY-end
                            Options at FY-end          ($)
                                   (#)
 Name and                  -------------------  -----------------
 Position    (#)    ($)    Exerci-  Unexerci-   Exerci-  Unexerci-
                            sable     sable      sable     sable
-----------------------------------------------------------------
Paul F.      -0-    -0-    172,655   8,298      $58,271   $2,801
Turner,
Acting
President;
Sr. VP,
Research


COMPENSATION OF DIRECTORS

   During the fiscal year ended August 31, 1997, the Company's directors received no compensation of any kind for their service to the Company as directors.

EMPLOYMENT CONTRACTS

  The Company has an employment contract with Mr. Paul F. Turner which was signed November 2, 1988. This agreement provided specified salary increases through 1992; the agreement provided that, after October 1, 1993, Paul Turner's salary shall be based upon reasonable mutual agreements. The agreement also provided that, in the case of non-voluntary termination, Mr. Turner shall receive severance pay for a one year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one year severance pay shall be an average of Mr. Turner's salary for the immediate twelve month period prior to termination. The agreement also requires the Company to pay Mr. Turner any accrued unused vacation at the time of termination. BSD is also obligated to pay Mr. Turner $1,000 (or the equivalent value in stock options) for newly issued patents (this compensation is halved if multiple inventors are involved).

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

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

   The following table sets forth certain information as of August 31, 1997, with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to management of the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) all directors and named executive officers of the Company, and (iii) all officers and directors as a group:

Name and Address of         Shares of Common      Percentage of
Beneficial Owner           Stock Beneficially     Common Stock
                                Owned (1)         Ownership (2)
-------------------------------------------------------------------
Dr. Gerhard W.                6,669,946(3)           41.04%
Sennewald
 c/o Medizin-Technik GmbH
 Augustenstrasse 27
 D-80333 Munich, Germany

Paul F. Turner                1,987,573(4)           12.16%
 762 Lacey Way
 North Salt Lake, UT  84054

John E. Langdon               1,434,010(5)            8.86%
 2501 Parkview Drive,
 Suite 500
 Fort Worth, TX  76102

Inchon Partners, L.P.(6)        912,500               5.64%
 c/o BSD Medical Corporation
 2188 West 2200 South
 Salt Lake City, UT 84119

S. Lewis Meyer, Ph.D.            19,000(7)               *
 c/o Imatron
 389 Oyster Point Boulevard
 South San Francisco,  CA 94080

J. Gordon Short, M.D., FCAP      16,000(8)               *
 c/o Brevis Corporation
 3310 South 2700 East
 Salt Lake City,  UT 84109

All officers and              9,268,928(9)           55.95%
directors as
a group (6 persons)

-----------------------------
* Less than 1.0%.

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

(3)  Includes 76,065 shares subject to options.

(4)  Includes 172,655 shares subject to options.

(5) Includes 537,525 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee.

(6) Alan L. Himber, as the General Partner of Inchon Partners, L.P., exercised the voting rights to the stock owned by the partnership. Mr. Himber subsequently declared Chapter 7 bankruptcy. Pursuant to an agreement between Thomas Powers, Himber's Chapter 7 Trustee, and Carter Pate, the Nelson Bunker Hunt Liquidating Trust (NBHLT) Trustee, dated January 12, 1996, Powers "sold, transferred, and conveyed" to the NBHLT all of the Himber estate's interest in and right to any shares of stock of BSD, and all rights of the Himber estate to acquire additional shares of BSD, including all options, warrants, and convertible instruments. On May 19, 1997, BSD purchased from the NBH Liquidating Trust its rights to shares of stock of BSD and other equity or debt interest or rights in BSD owned by the Himber estate, including all of the Himber estate's interest in and control of Cognoscenti Partners, Inchon Partners, and San Jacinto Partners. BSD is currently attempting to ascertain the ownership positions of the limited partners in this partnership.

(7)  Includes 14,000 shares subject to options.

(8)  Includes 14,000 shares subject to options.

(9)  Includes 388,637 shares subject to options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibits are filed as part of this report or are hereby incorporated by reference as indicated:

Exhibit                           Description
Number
----------------------------------------------------------------
3.1   Certificate of Incorporation.  Incorporated by  reference
      to   Exhibit   3.1   of   the  BSD  Medical   Corporation
      Registration  Statement on Form S-1,  filed  October  16,
      1986.

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
      1996.

10.6  Terms  of Engagement between BSD Medical Corporation  and
      Ambient  Capital  dated November 26, 1996.   Incorporated
      by  reference to Exhibit 10 of Form 10-QSB filed February
      27, 1997.

16    Letter    on    changes    in   certifying    accountant.
      Incorporated  by  reference to  Exhibit  16  of  the  BSD
      Medical  Corporation  Form  8-K/A,  filed  September  23,
      1997.

27    Financial Data Schedule.

(b)Reports on Form 8-K

   The Company filed a report on Form 8-K/A on September 2, 1997, which reported a change in the Company's certifying accountants. The letter of agreement from the Company's former certifying accountant was filed as Exhibit 16 to Form 8-K/A on September 23, 1997.

   The Company filed a report on Form 8-K on November 18, 1997, which reported the formation of TherMatrx, Inc., by BSD
   Medical Corporation and Oracle Strategic Partners.

SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION


Date:  November 26, 1997         By:    /s/   Paul F. Turner
                                Paul F. Turner
                                Chairman  of  the Board,  Acting
                                President,   and   Senior   Vice
                                President of Research



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 26, 1997         By:    /s/   Paul F. Turner
                                Paul F. Turner
                                Chairman  of  the Board,  Acting
                                President,   and   Senior   Vice
                                President of Research


Date:  November 26, 1997         By:    /s/   S. Lewis Meyer
                                Dr. S. Lewis Meyer
                                Member of the Board of Directors


Date:  November 26, 1997         By: /s/   Gerhard W. Sennewald
                                Dr. Gerhard W. Sennewald
                                Member of the Board of Directors


Date: November 26, 1997          By:   /s/   J. Gordon Short
                                Dr. J. Gordon Short
                                Member of the Board of Directors

                                INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of BSD Medical Corporation

We have audited the balance sheet of BSD Medical Corporation (the Company) as of August 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and incurred an operating loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                TANNER + CO.
Salt Lake City, Utah
September 30, 1997 except for note 16,
which is dated November 18, 1997

                Independent Auditors' Report

The Board of Directors
BSD Medical Corporation:

We have audited the accompanying statements of operations, stockholder's equity and cash flows of BSD Medical Corporation (the Company) for the year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BSD Medical Corporation for the year ended August 31, 1996, in conformity with generally accepted accounting principles.

The accompanying 1996 financial statements have been prepared assuming that BSD Medical Corporation will continue as a going concern. As discussed in note 2 to the financial statements, the Company has historically experienced losses from operations and has limited capital resources both of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       KPMG Peat Marwick LLP
Salt Lake City, Utah
November 25, 1996

                                                      BSD MEDICAL CORPORATION
                                                                Balance Sheet
                                                              August 31, 1997

            Assets

Current assets:
   Cash and cash equivalents                              $      43,681
   Receivables                                                  406,874
   Inventories                                                  542,226
   Prepaid expenses                                              20,500
   Deposits                                                       6,850
                                                          -------------
                Total current assets                          1,020,131

Property and equipment, net                                     280,396
Long-term trade receivables                                      68,480
                                                          -------------
                                                              1,369,007
                                                          =============
            Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                            251,723
   Current portion of deferred revenue                           82,850
   Accounts payable                                             323,918
   Accrued expenses                                             207,913
                                                          -------------
                Total current liabilities                       866,404
                                                          -------------
Long-term debt                                                   89,697
Deferred revenue                                                104,733
                                                          -------------
                                                                194,430

                Total liabilities                             1,060,834
                                                          -------------
Commitments and contingency                                         -

Stockholders' equity:
   Common stock, $.01 par value; authorized
     20,000,000 shares; issued and outstanding
     16,176,980 shares                                          161,770
   Additional paid-in capital                                20,413,575
   Accumulated deficit                                      (19,874,689)
   Deferred compensation                                       (463,246)

   Less 234,928 shares of treasury stock, at cost               (19,237)
                                                          -------------
                Total stockholders' equity                      308,173
                                                          -------------

                                                          $   1,369,007
                                                          =============


See accompanying notes to financial statements                        1

                                                      BSD MEDICAL CORPORATION
                                                      Statement of Operations


                                                 Years Ended August 31,
                                                        1997       1996
                                                  -----------------------
Product sales                                     $   949,369 $  711,459
Grant and license revenue                             370,329  1,825,066
                                                  -----------------------
           Total revenues                           1,319,698  2,536,525
                                                  -----------------------
Costs and expenses:
    Cost of product sales                             388,445    493,161
    Research and development                          432,394    565,158
    Selling, general, and administrative            1,359,082    697,000
                                                  -----------------------
           Total costs and expenses                 2,179,921  1,755,319
                                                  -----------------------
           Operating (loss) income                   (860,223)   781,206
    Other income (expense):
    Interest income                                    10,634      2,243
    Interest expense                                  (22,936)   (46,461)
    Other, net                                            -      134,005
                                                  -----------------------
           Net income (loss) before income taxes     (872,525)   870,993

Provision for income taxes - current                      -      (70,000)
                                                  -----------------------
Net (loss) income                                 $  (872,525)$  800,993
                                                  =======================
Net (loss) income per common and common
  equivalent share                                $      (.05)$      .05
                                                  =======================
Weighted average number of shares outstanding      16,176,980 17,164,967
                                                  =======================


See accompanying notes to financial statements                         2

                                                      BSD MEDICAL CORPORATION
                                            Statement of Stockholders' Equity
                                         Years Ended August 31, 1997 and 1996



                                                           Additional     Deferred
                                        Common Stock         Paid-In       Compen-   Accumulated    Treasury Stock
                                      Shares      Amount     Capital       sation      Deficit     Shares     Amount
                                   ------------------------------------------------------------------------------------
Balances,
September 1, 1996                   16,176,980 $  161,770 $ 20,055,347 $ (1,055,070)$(19,713,157)  67,428 $    (19,911)

Treasury stock issued
for exercised stock
options                                    -          -           (442)         -            -        -            844

Treasury stock issued
for employee bonuses                       -          -         35,200          -            -        -          4,200

Deferred compensation
related to grant of stock
options                                    -          -        251,313     (251,313)         -        -            -

Amortization of deferred
compensation                               -          -            -        456,967          -        -            -

Net income                                 -          -            -            -        800,993      -            -
                                   ------------------------------------------------------------------------------------
Balance,
August 31, 1996                     16,176,980    161,770   20,341,418     (849,416) (18,912,164)  67,428      (14,867)

Amortization of deferred
compensation                               -          -            -        405,170          -        -            -

Cancellation of stock
options                                    -          -        (19,843)         -            -        -            -

Deferred compensation
related to grant of stock
options                                    -          -         19,000      (19,000)         -        -            -

Treasury stock issued
for employee bonuses                       -          -            -            -            -     (3,000)         630

Purchase of treasury
stock for cash                             -          -            -            -            -    170,500       (5,000)

Net loss                                   -          -            -            -       (872,525)     -            -
                                   ------------------------------------------------------------------------------------

Balances,
August 31, 1997                     16,176,980    161,770   20,340,575    $(463,246)$(19,784,689) 234,928 $    (19,237)
                                   ====================================================================================



See accompanying notes to financial statements.                              3

                                                      BSD MEDICAL CORPORATION
                                                     Statements of Cash Flows

                                                       Years Ended August 31,
                                                          1997        1996
                                                      -----------------------
Cash flows from operations activities:
   Net (loss) income                                  $ (872,525) $  800,993
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
      Depreciation and amortization                       24,481      39,705
      Write-off of patents                                67,742         -
      Provision for losses on receivables                (46,694)     46,694
      Provision for warranties                           (12,377)     32,172
      Gain on settlement of payables                         -       (95,765)
      Stock issued for employee bonuses                      -        39,400
      Deferred compensation                              386,170     456,967
      Stock compensation expense                          73,000         -
      (Increase) decrease in:
         Receivables                                     324,539    (582,887)
         Inventories                                     (11,160)        915
         Prepaid expense and other assets                 14,475      (5,084)
      Increase (decrease) in:
         Accounts payable                                190,926    (107,483)
         Accrued expenses                               (165,892)     22,121
         Deferred revenue                               (252,291)      9,172
                                                      -----------------------
                  Net cash (used in) provided by
                  operations activities                 (279,606)    656,920
                                                      -----------------------
Cash flows from investing activities - purchase
  of property and equipment                              (52,474)     (6,866)
                                                      -----------------------
Cash flows from financing activities:
   Net proceeds from (payments on) short-term notes
     payable                                             155,672    (246,230)
   Payments on capital lease obligation                  (46,554)    (48,403)
   Payments on long-term debt obligation                (109,890)    (20,202)
   Proceeds from exercise of stock options                   -           402
   Payment for treasury stock                             (5,213)        -
                                                      -----------------------
                  Net cash used in
                  financing activities                    (5,985)   (314,433)
                                                      -----------------------
(Decrease) increase in cash and cash equivalents        (338,065)    335,621

Cash and cash equivalents, beginning of year             381,746      46,125
                                                      -----------------------
Cash and cash equivalents, end of year                $   43,681  $  381,746
                                                      =======================



See accompanying notes to financial statements.                            4

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                     August 31, 1997 and 1996


1.  Summary of Business and Significant Accounting Policies Business

BSD Medical Corporation, the Company, develops, produces, markets, and services systems used for the treatment of cancer and other diseases. Such systems are sold worldwide.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

Inventories
Raw material inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.

Property and Equipment
Property and equipment are stated at cost. The building under capital lease is stated at the present value of the minimum lease payments, plus costs incurred to obtain the option to purchase the building, less the reserve for potential impairment. Depreciation is provided using the straight-line method over the estimated useful lives of 40 years for the building and leasehold improvements and 5 to 12 years for furniture, fixtures, and equipment.

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

Income (Loss) Per Common and Common Equivalent Share
Net loss per share is based on net loss and the weighted average number of common shares outstanding, during each period after giving effect to stock options considered to be dilutive stock equivalents, determined using the treasury stock method. Fully diluted net loss per share is antidilutive or not materially different from primary net loss per share.

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

1.  Summary of Business and Significant Accounting Policies -
Continued

Revenue Recognition
Sales revenues for products are recorded when products are shipped. Revenue from long-term service contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue includes amounts from service contracts as well as revenue from sales of products which have not been shipped.

Research and Development Costs
Research and development costs are expensed as incurred.

Other Income
Included in other income in 1996 are gains from settling payables for less than their recorded balances. These gains totaled approximately $96,000 in fiscal 1996, which increased earnings per share by $.01 in 1996.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain accounts in the 1996 financial statements have been reclassified to conform with the current year.

2.  Going Concern

The Company has historically encountered difficulties in meeting its obligations as they come due, has experienced a substantial operating loss, and has had to rely primarily upon cash provided by financing activities and fees received from its patent license agreement to meet cash requirements. Furthermore, the Company has limited capital resources. These conditions raise substantial doubt concerning the continuation of the Company as a going concern. Management intends to use its current cash position supplemented and aided by anticipated cash inflows from sales, budget cutting, fiscal conservatism, the possibility of loans, and, if necessary, private placements of its equity securities to meet operating requirements for future years. However, there are certain risk factors which may impact the Company's ability to fund its cash needs. Such risk factors include uncertainties as to the Company's ability to achieve adequate sales, general economic conditions, possible unforseen and/or nonrecurring expenses, and the availability of outside financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

3.  Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts at August 31, 1997 are as follows:


         Receivables:
            Trade receivables                       $  412,565
            Other                                        4,309
            Less allowance for doubtful accounts       (10,000)
                                                    ----------
                     Net receivables                $  406,874
                                                    ==========

         Inventories:
            Parts and supplies                      $  255,718
            Work-in-process                             29,802
            Finished goods                             276,706
            Inventory reserve                          (20,000)
                                                    ----------
                     Total inventory                $  542,226
                                                    ==========

         Accrued expenses:
            Accrued expenses                        $  137,913
            Income taxes payable                        70,000
                                                    ----------
                     Total accrued expenses         $  207,913
                                                    ==========

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

4.  Property and Equipment

Property and equipment at August 31, 1997 consists of the following:

         Buildings, net of reserve for impairment
           of $181,534                              $  233,766
         Equipment                                     525,573
         Furniture and fixtures                        297,743
                                                    ----------
                                                     1,057,082

         Less accumulated depreciation and
           amortization                               (776,686)
                                                    ----------
                     Net property and equipment     $  280,396
                                                    ==========



5.          Income Taxes

The Income tax benefit (provision) differs from the amount computed at federal statutory rates as follows:

                                                 Years Ended
                                                  August 31,
                                                1997      1996
                                           ---------------------
         Income tax benefit (provision) at
           statutory rate                     282,000   (296,138)
         State taxes                           44,000    (26,400)
         Change in valuation allowance       (326,000)   305,897
         Other                                    -      (53,359)
                                           ---------------------
         Total income tax benefit
           (provision                      $      -    $ (70,000)
                                           =====================

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

5.  Income Taxes - Continued

Deferred tax assets (liabilities) at August 31, 1997 are comprised of the following:

         Net operating loss carryforward           $ 3,904,000
         Deferred compensation expense                 157,000
         Depreciation                                    5,000
         Allowance for bad debt and reserves            10,000
         General business credit carryforward          128,000
                                                   -----------
                                                     4,204,000

         Valuation allowance                        (4,204,000)
                                                   -----------
         Total deferred income taxes               $       -
                                                   ===========




         Expiration Date            NOL          RETC        ITC

                1998         $   1,192,000   $     16,000   $      2,100
                1999             1,238,000              -          3,300
                2000             1,115,000              -              -
                2001               235,000              -          1,000
                2002             2,827,000          8,000              -
                2003             2,122,000         41,000              -
                2004                     -         57,000              -
                2005             1,000,000              -              -
                2007               197,000              -              -
                2009               200,000              -              -
                2010               174,000              -              -
                2012               873,000              -              -
                                 ---------   ------------   ------------
                             $  11,173,000      $ 122,000   $      6,400
                             =============   ============   ============
                                                                           10

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

5.  Income Taxes - Continued

The Company has experienced a greater than 50 percent change of ownership. Consequently, use of the Company's carryovers against future taxable income in any one year may be limited and these carryovers may expire unutilized due to the limitation imposed by the change of ownership rules.

Net operating losses expiring in the years 2005 through 2012 have been estimated due to no tax returns having been filed by the Company for the years in which these losses originated.


6.  Stock Option and Award Plans

Stock Options
The Company's 1987 Employee Stock Option Plan authorizes the granting of incentive options to certain key employees of the Company and nonqualified stock options to certain key employees, nonemployee directors, or individuals who provide services to the Company. The Plan, as amended, provides for the granting of options for an aggregate of 950,000 shares. The options vest according to a set schedule of over a five-year period and expire upon the employee's termination or after ten years from the date of grant.

In addition, the Board of Directors authorized the cancellation of all outstanding options and resistance of options with an exercise price of $.10 per share which will vest over a one to five year period. Each employee was granted options to purchase 3,000 shares per year of service performed at the Company, and the officers and directors were each granted options to purchase 35,000 shares. In addition, the Company granted 242,655 warrants to another entity at an exercise price of $.20 per share.

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

6.  Stock Option and Award Plans - Continued

A schedule of the options and warrants of at August 31, 1997 is as follows:

                                 Number of            Price Per
                                 Options  Warrants    Share

         Outstanding at
         August 31, 1997      1,090,246          -    $        .10
         Granted                 47,500    242,655      .10 to .20
         Exercised                   -           -              -
         Expired                (30,000)         -             .10
                              ------------------------------------
         Outstanding at
         August 31, 1997      1,107,746    242,655    $ .10 to .20
                              ====================================


Options exercisable at August 31, 1997 and 1996 were 908,714 and 377,992, respectively.

Stock options shown above include 162,065 options which were authorized by the Company's Board of Directors and not issued under the employee stock option plan discussed above. Of these 162,065 options 100,000 were issued to nonemployees.

The Company has issued options to purchase shares of common stock to employees and nonemployees, at an exercise price of $.10 per share. For options granted to employees, the Company has recorded as deferred compensation the excess of the deemed value of common stock at the date of grant over the exercise price. For options granted to nonemployees, the Company's financial statements include $0 and $155,273 as deferred compensation as of August 31, 1997 and 1996, respectively, which is the estimated fair value of those options at the date of

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued


7.  Capital Lease Obligation

The Company building is leased under a noncancellable lease. According to the terms of the lease, the Company has the option to purchase the building at any time during the lease term at a purchase price of approximately $330,000. If the Company elects to exercise the purchase option, $2,000 of each monthly lease payment made will be applied against the purchase price.

The asset under capital lease includes the capitalization of the costs incurred to obtain and retain the option to purchase the asset, as well as management's best estimate of a reserve for impairment.

Future minimum lease payments at August 31, 1997 are as follows:

                     Year Ending August 31:
                            1998                      $  62,400
                            1999                         57,200
                                                      ---------
                     Total minimum lease payments       119,600
                     Less amount representing interest  (13,230)
                     Present value of net minimum     ---------
                       lease payments                   106,370
                     Less current portion of capital
                       leases                          (52,459)
                                                      ---------
                                                      $  53,911
                                                      =========            13

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued



8.  Long-term Debt

Long-term debt at August 31, 1997 consists of the following:


  Note payable to a vendor, due in monthly
  installments of $2,742, including
  interest at 9%, maturing October 1, 1999            $64,549

  Note payable to an insurance company,
  due in monthly installments of $2,125,
  including interest at 9.6%, maturing
  June 1998                                            20,500

  Related party note payable (Note 4)                 150,000

  Capital lease obligation (Note 7)                   106,370
                                                     --------
                                                      341,420
Less current portion                                 (257,723)
                                                     --------
                                                      $89,697
                                                     ========
Future maturities of long-term debt are as follows:

              Year Ending August 31:
                            1998                     $251,723
                            1999                       84,275
                            2000                        5,422
                                                     --------
                                                     $341,240
                                                     ========
9.  Grant and License Revenue

On July 3, 1996, the Company issued a license agreement for the use of a patent owned by the Company. As consideration for the agreement the Company received a nonrefundable license fee of $1,500,000, which was recognized as revenue during the year ended August 31, 1996. In addition, the Company will also receive a royalty of 2.5 percent, up to a maximum of $3,500,000, of the net selling price received on products covered by the Company's patent.

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

9.  Grant and License Revenue - Continued

The Company was awarded a federal grant from the National Cancer Institute for research and development. During fiscal 1997 and 1996, $138,499 and $325,066 of revenues and expenses were recognized under this grant. These grants were issued for the production and testing of system upgrades. A representative of the awarding agency is currently reviewing the allowableness of grant expenditures. This agency is currently reviewing the allowableness of grant expenditures. This agency may disallow certain expenditures based on its judgements about information available to it during its examination. However, while the outcome of the examination is currently not determinable, it is management's opinion that this examination will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

10. Sales to Foreign Customers and Major Customers

A summary of sales to foreign customers are as follows:

                                                       Years Ended
                                                        August 31,
                                                      1997     1996

         Europe                                   $ 795,420  $ 320,826
         Far East                                         -    102,917
         Other                                       35,000     21,569
                                                  ---------  ---------
                                                  $ 830,420  $ 445,312
                                                  =========  =========

Sales to major customers, which exceeded ten percent of total sales, are as follows:

                                                      Years Ended
                                                       August 31,
                                                     1997     1996
                                                 --------------------
         Company A                               $ 692,542  $ 277,509
         Company B                               $       -  $ 100,000

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

11.  Related Party Transactions

During fiscal 1997 and 1996, the Company had sales to a stockholder totaling $692,542 and $277,509, respectively. Furthermore, included in finished goods inventories at August 31, 1997, is $35,702 of inventory on consignment to this stockholder.

The Company has a noninterest bearing, unsecured note payable to a shareholder of the corporation in the amount of $150,000. The Company expects to repay this loan in December 1997.

12.  Supplemental Cash Flow Information

During the year ended August 31, 1996, the Company converted accounts payable and accrued expenses to notes payable and long-term debt

Actual amounts paid for interest and income taxes are as follows:

                                                Years Ended
                                                 August 31,
                                                 1997     1996

         Interest expense                    $  22,936  $  46,461
                                             =========  =========
         Income taxes                        $       -  $       -
                                             =========  =========



13.  Commitments and Contingencies

The Company is involved in various claims and other legal actions that have arisen in the ordinary course of business. Furthermore, the last tax returns filed by the Company were for 1993. While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

The Company has an employment agreement with the acting president of the Company. The agreement provides that the president's salary will be based upon reasonable mutual agreement. At August 31, 1997, the agreement provided for a salary to the acting president of $115,000 per year. Additionally, in the case of nonvoluntary termination, the acting president will receive severance pay for a one year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one year severance pay would be an average of the acting president's salary for the immediate twelve month period prior to termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and $1,000 for any newly issued patents.

In addition, in July of 1979, the Company entered into an exclusive worldwide license for a unique temperature probe. The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licenser. The Company pays royalties based upon its sales of this probe. Royalties accrued as of August 31, 1997, totaled $4,600. Royalty expense was $8,400 and $9,600 for 1997 and 1996, respectively.


14.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes.
The Company estimates that the fair value of all financial instruments at August 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued


15.  Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                  August 31,
                                               1997        1996
                                          -----------------------
         Net (loss) income - as reported  $ (872,525)  $  800,993
         Net (loss) income - pro forma    $ (881,898)  $  791,620
         (Loss) earnings per share
            as reported                   $    (.05)          .05
         (Loss) earnings per share
            pro forma                     $    (.05)          .05
                                          -----------------------

The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              August 31,
                                            1997       1996
                                          -------------------
         Expected dividend yield          $     -     $     -
         Expected stock price volatility     229%        229%
         Risk-free interest rate             6.3%        5.5%
         Expected life of options         5 years     5 years
                                          -------------------


The weighted average fair value of options granted during 1997 and 1996 are $.10 and $.10, respectively.

                                                      BSD MEDICAL CORPORATION
                                                Notes to Financial Statements
                                                                    Continued

The following table summarizes information about fixed stock options and warrants outstanding at August 31, 1997:


                   Options Outstanding                  Options Exercisable
                  -----------------------------------------------------------
                                 Weighted
                                  Average
                     Number      Remaining  Weighted       Number    Weighted
        Range of   Outstanding  Contractual   Average   Exercisable  Average
        Exercise       at          Life     Exercisable      at      Exercise
         Prices     8/31/97       (Years)      Price       8/31/97    Price
     ------------------------------------------------------------------------
      $      .10      1,107,746     3.9         .10        666,059  $     .10
             .20        242,655     4.0         .20        242,655  $     .20
     ------------------------------------------------------------------------
      $  .10-.20      1,350,401     3.9         .12        908,714  $     .13
     ========================================================================


16.  Subsequent Events

The Company entered into an agreement to form a jointly owned Company which will initially focus on treatment of urological diseases, specifically BPH.

As part of the agreement, the Company will contribute certain assets and the other joint venture company will contribute cash.