Form 10QSB
period 1997-11-30
BSD MEDICAL CORP
filed 1998-01-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended November 30, 1997.

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


            Class                Outstanding as of January 5, 1998
 Common stock, $.01 Par Value               16,176,980



Transitional Small Business Disclosure Format (Check  one): Yes[  ]   No[X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSD MEDICAL CORPORATION

                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                        Assets                         Nov. 30,     Aug. 31,
____________________________________________             1997         1997
Current assets:                                       ----------   ----------
  Cash and cash equivalents                          $   363,259  $    43,681
  Receivables                                            188,893      406,874
  Inventories                                            536,379      542,226
  Prepaid expenses                                        15,375       20,500
  Deposits                                                11,490        6,850
                                                      ----------   ----------
      Total current assets                             1,115,396    1,020,131

Property and equipment, net                              274,601      280,396
Long-term trade receivables                               68,480       68,480
                                                      ----------   ----------
                                                     $ 1,458,477  $ 1,369,007

         Liabilities and Stockholders' Equity
_____________________________________________
Current liabilities:
  Current portion of long-term debt                  $    74,136  $   251,723
  Current portion of deferred revenue                     62,801       82,850
  Accounts payable                                       297,835      323,918
  Accrued expenses                                       395,079      207,913
                                                      ----------   ----------
      Total current liabilities                          829,851      866,404
                                                      ----------   ----------
Long-term debt                                            69,648       89,697
Deferred revenue                                         124,782      104,733
                                                      ----------   ----------
                                                         194,430      194,430
                                                      ----------   ----------
      Total liabilities                                1,024,281    1,060,834
                                                      ----------   ----------
Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000
    shares; issued and outstanding 16,176,980 shares     161,770      161,770
  Additional paid-in capital                          20,413,575   20,413,575
  Accumulated deficit                                (19,662,466) (19,784,689)
  Deferred compensation                                 (459,446)    (463,246)

      Less 234,928 shares of treasury stock, at cost     (19,237)     (19,237)
                                                      ----------   ----------
      Total stockholders' equity                         434,196      308,173
                                                      ----------   ----------
                                                     $ 1,458,477  $ 1,369,007
                                                      ==========   ==========
See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Operations
                                 (Unaudited)
                  Quarters ended November 30, 1997 and 1996



                                                        Nov. 30     Nov. 30
                                                          1997        1996
                                                      ----------   ----------
Product sales                                         $  575,530       73,051
Grant and license revenue                                 67,863      118,666
                                                      ----------   ----------
    Total revenues                                       643,393      191,717
                                                      ----------   ----------
Costs and expenses:
  Cost of product sales                                  201,263       93,565
  Research and development                                66,539       99,035
  Selling, general, and administrative                   249,438      334,761
                                                      ----------   ----------
    Total costs and expenses                             517,240      527,361
                                                      ----------   ----------
    Operating income (loss)                              126,153     (335,644)

Other income (expense):
  Interest income                                            758        5,735
  Gain on settlement of accounts payable                       -        4,738
  Interest expense                                        (4,738)      (6,764)
  Other, net                                                  50          301
                                                      ----------   ----------
    Total other income (expense)                          (3,930)       4,010
                                                      ----------   ----------
    Net income (loss)                                    122,223     (331,634)
                                                      ==========   ==========

Net income (loss) per common and
  common equivalent share                             $     0.01         (.02)
                                                      ==========   ==========
Weighted average number of shares outstanding         17,314,726   17,297,067
                                                      ==========   ==========

See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                  Quarters ended November 30, 1997 and 1996


Increase (Decrease) in Cash and Cash Equivalents        Nov. 30     Nov. 30
___________________________________________________       1997        1996
Cash flows from operations activities:                ----------   ----------
Net income (loss)                                     $  122,223     (331,634)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                           5,794      163,678
   Deferred compensation                                   3,800            -
   Gain on settlement of accounts payables                     -       (4,738)
   (Increase) decrease in:
     Receivables                                         217,981      492,905
     Inventories                                           5,847      (12,266)
     Prepaid expenses and other assets                       485        9,075
   Increase (decrease) in:
     Accounts payable                                    (26,083)      43,558
     Accrued expenses                                    187,166     (137,869)
     Deferred revenue                                    (20,049)           -
                                                      ----------   ----------
        Net cash (used in) provided by
         operations activities                           497,164      222,709
                                                      ----------   ----------
Cash flows from investing activities:
  Purchase of property and equipment                           -      (46,150)
                                                      ----------   ----------
Cash flows from financing activities:
  Net proceeds from (payments on) short-term
   notes payable                                        (158,103)      (5,626)
  Principal payments on capital lease obligation         (12,659)     (11,160)
  Principal payments on long-term debt obligation         (6,824)      (6,239)
                                                      ----------   ----------
         Net cash used in financing activities          (177,586)     (23,025)
                                                      ----------   ----------
Increase (decrease) in cash and cash equivalents      $  319,578      153,533
Cash and cash equivalents, beginning of period            43,681      381,746
                                                      ----------   ----------
Cash and cash equivalents, end of period              $  363,259      535,279
                                                      ==========   ==========

Supplemental Disclosure of Cash Flow Information
___________________________________________________
Cash paid during the period for interest              $    4,738        6,764

                     BSD MEDICAL CORPORATION
      Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

    The Condensed Consolidated Balance Sheet as of November 30, 1997, and the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flow for the
quarters   ended   November   30,   1997,  and   November   30,   1996,   have
been   prepared   by   the  Company  without  audit.   In   the   opinion   of
management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of November 30, 1997, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended November 30, 1997,
are   not   necessarily  indicative  of  the  results  to  be   expected   for
the full year.

Note 2.  Net Income (Loss) Per Common Share

    Net   Income   (Loss)   per   common  share   for   the   quarters   ended
November 30, 1997, and November 30, 1996, are based on the weighted average number of shares outstanding during the respective periods.

Note 3.  Federal Income Taxes

   No provision has been made for income tax expense in the November 30, 1997, financial statements because of the reduction in the valuation allowance for deferred taxes.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Total assets increased from $1,369,007 at August 31, 1997, to $1,458,477 at November 30, 1997, an increase of $89,470, or
6.53%, due to an increase in cash. Cash increased by $319,578, an increase of 731.62%, primarily caused by collection on accounts receivable and deposits on future orders.

  Receivables decreased $217,981, a decrease of 53.57%, caused by
collection   on   accounts  receivable  and   periodic   business
fluctuations.   Total inventories decreased by $5,847,  a  slight
decrease of 1.08%, due to periodic business fluctuations.

   Total current liabilities decreased by $36,553, a decrease  of
4.22%.   The  decrease was primarily caused  by  normal  periodic
fluctuations.

   The Company has long term receivables for field service contracts, as of November 30, 1997, of $68,480.

Fluctuations in Operating Results

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

Results of Operations:

Three Months ended November 30, 1997

   Net Sales for the three months ended November 30, 1997, increased by $502,479, an increase of 687.85% as compared with the three months ended November 30, 1996, due to increased orders for the Company's new product line, the BSD-2000-3D/MR. (The first BSD-2000-3D was installed in August 1997. BSD is completing the modifications required for the installation of the MR portion of this system, which is projected for installation in February or March 1998.) BSD has received total orders of $1,631,978 for sales of this new product line, and, as of November 30, 1997, has a remaining back-log of $672,604 for the new product.

   Gross profit was $374,267 in the quarter ended November 30, 1997, as compared to a loss of $20,514 in the quarter ended
November 30, 1996, as a result of the above referenced increase in sales.

   Selling, General and Administrative Expenses decreased by $85,323, a decrease of 25.49%, as compared with the corresponding three months in the previous year. The decrease was primarily caused by a significant decrease in deferred compensation related to vesting of stock options, as compared to the same quarter last year.

   Research and Development Expenses decreased by $32,496, a decrease of 32.81%. The decrease was caused by completion of the BSD-2000-3D product line and near completion of the MR portion of this sytem.

   Total Operating Expenses decreased by $10,121, a decrease of 1.92%, as compared with the corresponding three months in the previous fiscal year. This decrease was primarily caused by the aforementioned decreases in Research and Development and Selling, General and Administrative expenses.

   The Operating Income for the three months ended November 30, 1997, was $126,153, as compared with the Operating Loss of $335,644 for the corresponding three months in the previous fiscal year. This increase was primarily caused by the aforementioned increase in sales and decrease in operating costs.

   Interest Expense in the three months ended November 30,  1997, was  $4,738, as compared with the $6,764 of Interest  Expense  in
the  three  months  ended November 30, 1996.   The  increase  was
caused by typical periodic business fluctuations.

   The Net Income for the quarter ending November 30, 1997, was $122,223, as compared with the Net Loss of $331,634 for the quarter ending November 30, 1996. The primary reason for this increase was the aforementioned increase in sales and decrease in operating costs.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

UROLOGIX, INC. VS. BSD MEDICAL CORPORATION, United States District Court for the District of Minnesota, Civil Action No. 4-96-647.

   On December 22, 1997, the United States District Court for the District of Minnesota issued a significant ruling in the litigation between BSD Medical Corporation and Urologix, Inc. (At Urologix' request, the lawsuit is under seal by the Court; therefore, only limited information about the litigation and the Court's ruling can be provided.) The litigation concerns the continued validity of the non-exclusive license (to practice certain patents) granted by BSD to Urologix in settlement of prior patent infringement litigation. In its counterclaim against Urologix, BSD alleged that Urologix breached a confidentiality provision of the license agreement and that the Company's termination of the license agreement was therefore proper (see Part I, Item 3, August 31, 1997, 10-KSB). The counterclaim also seeks recovery of significant damages caused to BSD as a result of Urologix' breach. In ruling on the parties' cross-motions for summary judgment, the District Court denied Urologix' motion and granted BSD's motion, finding that Urologix had breached the license agreement. The remaining issues in the case are set to go to trial on or after February 16, 1998, at which time BSD will pursue recovery of the damages caused to it by Urologix' breach of the confidential agreement.

ITEM 5.  OTHER INFORMATION

   Dr. Michael Nobel has accepted a position as a member of the Board of Directors of the Company. Dr. Nobel is currently CEO of the MRAB group, which provides diagnostic imaging services, and is either chairman or a member of the board of five international companies involved in medical diagnostics and treatment. Dr. Nobel participated in the introduction of magnetic resonance imaging (as European Vice President for Fonar Corporation) and has worked in that field since 1980. Dr. Nobel is the Chairman of the Board of the Nobel Family Society and is a great-grandnephew of Alfred Nobel. He has served as a consultant to Unesco in Paris and the United Nations Social Affairs Division in Geneva and is Chairman of the American Non-Violence Project Inc.

   On December 5, 1997, the Company signed a new lease agreement for the Company's facilities with a new owner. The new owner paid $700,000 to BSD for the Company's option to purchase the building. As part of the agreement, the Company will lease the building from the new landlord for an annual rental expense of $78,396. The Company also has an option to purchase the building after 18 months for $775,000.

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


                              BSD MEDICAL CORPORATION



Date: January 13, 1998      by: /s/ Paul F. Turner
                                Paul F. Turner
                                Chairman of the Board, Acting President,
                                 and  Senior  Vice  President  of Research