Form 10QSB
period 1998-02-28
BSD MEDICAL CORP
filed 1998-04-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended February 28, 1998

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


            Class                     Outstanding as of April 13, 1998
 Common stock, $.01 Par Value                  16,176,980


Transitional Small Business Disclosure Format (Check  one): Yes[  ]  No[X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSD MEDICAL CORPORATION

                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                  Assets                          Feb. 28,        Aug. 31,
                                                    1998            1997
                                                 ----------     ----------
Current assets:
Cash and cash equivalents                       $   504,797     $   43,681
Receivables                                         194,644        406,874
Inventories                                         660,305        542,226
Prepaid Expenses                                     10,250         20,500
Deposits                                              7,969          6,850
                                                 ----------     ----------
     Total current assets                         1,377,965      1,020,131
                                                 ----------     ----------

Property and equipment, net                          57,788        280,396
Long-term trade receivables                          77,080         68,480
                                                 ----------     ----------
                                                  1,512,833      1,369,007
                                                 ==========     ==========

   Liabilities and Stockholders' Equity

Current liabilities:
Current installments of long-term debt               20,709        251,723
Current installments of deferred revenue             50,292         82,850
Accounts payable                                    301,050        323,918
Accrued expenses                                    493,866        207,913
                                                 ----------     ----------
     Total current liabilities                      865,917        866,404
                                                 ----------     ----------
Long-term debt                                       64,549         89,697
Deferred revenue                                    386,162        104,733
                                                 ----------     ----------
                                                    450,711        194,430
                                                 ----------     ----------
     Total liabilities                            1,316,628      1,060,834
                                                 ----------     ----------
Stockholders' equity:
Common stock, $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  16,176,980 shares                                 161,770        161,770
Additional paid-in capital                       20,413,575     20,413,575
Accumulated deficit                             (19,900,458)   (19,784,689)
Deferred compensation                              (459,445)      (463,246)
Common stock in treasury, 240,340 shares, at        (19,237)       (19,237)
  cost                                           ----------     ----------

     Net stockholders' equity                       196,205        308,173
                                                 ----------     ----------
                                                $ 1,512,833    $ 1,369,007

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Operations
                                 (Unaudited)
           Quarters ended February 28, 1998 and February 28, 1997



                                    Three Months             Six Months
                                       Ended:                   Ended:
                               Feb. 28,     Feb. 28,     Feb. 28,     Feb. 28,
                                 1998         1997         1998         1997
                              ----------   ----------   ----------   ----------
Product sales                $   185,326      158,048  $   760,856      231,100
Grant and license revenue         65,310      165,515      133,173      284,181
                              ----------   ----------   ----------   ----------
     Total revenues              250,636      323,563      894,029      515,280
                              ----------   ----------   ----------   ----------

Costs and expenses:
Cost of product sales            108,558       97,819      309,822      191,384
Research and development          77,685       79,127      144,223      178,162
Selling, general, and            345,606      222,479      595,044      557,240
  administrative              ----------   ----------   ----------   ----------

     Total costs and expenses    531,849      399,425    1,049,089      926,786
                              ----------   ----------   ----------   ----------

     Operating loss             (281,213)     (75,861)    (155,060)    (411,505)

Other income (expense):
Interest income                    3,229        3,373        3,987        9,108
Gain on settlement of accounts     7,103        3,779        7,103        8,517
  payable
Interest expense                  (1,505)      (6,476)      (6,243)     (13,240)
Other, net                        34,394        1,886       34,444        2,187
                              ----------   ----------   ----------   ----------
     Total other income           43,221        2,563       39,291        6,572
                              ----------   ----------   ----------   ----------
     Net loss                $  (237,992)     (73,298)    (115,769)    (404,933)
                              ==========   ==========   ==========   ==========

Net income (loss) per common and
  common equivalent share    $     (0.01)        0.00  $     (0.01)       (0.02)
                              ==========   ==========   ==========   ==========

Weighted average number of    16,177,000   16,177,000   16,177,000   16,177,000
  shares outstanding          ==========   ==========   ==========   ==========



See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
          Six Months ended February 28, 1998, and February 28, 1997


Increase (Decrease) in Cash and Cash Equivalents        Feb. 28,    Feb. 28,
                                                          1998        1997
                                                      ----------   ----------
Cash flows from operating activities:
Net income (loss)                                    $ (115,769)    (404,933)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                         9,902      174,851
    Gain on settlement of accounts payables              (7,103)      (8,517)
    Deferred compensation                                 3,800            -
    Deferred gain on sale of asset                     (291,647)           -
    Recognized gain on sale of asset                    (33,837)           -
    (Increase) decrease in:
      Receivables                                       203,630      512,259
      Inventories                                      (118,079)     (21,390)
      Prepaid expenses and deposits                       9,131        6,722
    Decrease (Increase) in:
      Accounts payable                                  (15,765)       6,754
      Accrued expenses                                  285,954     (218,166)
      Deferred Income                                   277,110        9,416
                                                      ----------   ----------
       Net cash provided by operating activities        207,327       56,996
                                                      ----------   ----------
Cash flows from investing activities:
  Purchase of property and equipment                     (2,067)     (50,059)
  Proceeds from sale of fixed asset                     446,545            -
                                                      ----------   ----------
       Net cash provided by (used in) investing
         activities                                     444,478      (50,059)

Cash flows from financing activities:
  Net proceeds from (payments on) short-term notes
    payable                                            (164,227)     (11,375)
  Principal payments on capital lease obligation        (12,659)     (22,342)
  Principal payments on long-term debt obligation       (13,803)     (12,619)
                                                      ----------   ----------

       Net cash used in financing activities           (190,689)     (46,336)
                                                      ----------   ----------

Increase in cash and cash equivalents                   461,116      (39,399)
Cash and cash equivalents, beginning of period           43,681      381,746
                                                      ----------   ----------
Cash and cash equivalents, end of period             $  504,797      342,347
                                                      ==========   ==========
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest during period               $    6,243       13,240

                     BSD MEDICAL CORPORATION
      Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

    The Condensed Consolidated Balance Sheet as of February 28, 1998, and the Condensed Consolidated Statements of Operations for
the three months and six months ended February 28, 1998, and the Condensed Consolidated Statements of Cash Flow for the six months ended February 28, 1998, and February 28, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 28, 1998, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 28, 1998,
are   not   necessarily  indicative  of  the  results  to  be   expected   for
the full year.

Note 2.  Net Income (Loss) Per Common Share

    Net   Income   (Loss)   per   common  share   for   the   quarters   ended
February 28, 1998, and February 29, 1997, are based on the weighted average number of shares outstanding during the respective periods.

Note 3. Federal Income Taxes

   No provision has been made for income tax expense in the February 28, 1998, financial statements because of the reduction in the valuation allowance for deferred taxes.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Total assets increased from $1,369,007 at August 31, 1997, to $1,512,833 as of February 28, 1998, an increase of $143,826, or
10.51%, due to an increase in cash and inventories. Cash increased by $461,116, an increase of 1,055%, primarily due to the Company signing a new lease agreement for the Company's facilities which provided net proceeds totaling $446,545 to BSD for purchase of the Company's option to purchase the building (see November 30, 1997, 10-QSB, page 7).

   Receivables decreased by $212,230, a decrease of 52.16%, primarily caused by collection of prior receivables. Total inventories increased by $118,079, an increase of 21.78%, primarily due to purchase of materials needed for shipments scheduled for the third quarter of fiscal year 1998.

   Total current liabilities decreased by $487, a decrease of 0.06%. The decrease was caused by normal periodic fluctuations.

   The Company has long term receivables for field service contracts, as of February 28, 1998, of $77,080.

Fluctuations in Operating Results

   The Company's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and a year-to-year basis due to risks associated with
international   operations;  budgeting  considerations   of   the
Company's customers; the nature of the medical capital equipment market; the ability of the Company to predict the timing of various approvals required from the Food and Drug Administration and other governmental agencies; the relatively large per unit sales prices of the Company's products; the typical fluctuations
in   the   mix  of  orders  for  different  systems  and   system
configurations; the limited unit sales volumes; the Company's limited cash resources; changes in Medicare and other third-party reimbursement policies; competition; and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

Results of Operations:

Six Months ended February 28, 1998

   Product Sales increased from $231,100 in the six months ended February 28, 1997, to $760,856 in the six months ended February 28, 1998, an increase of $529,756, or 229.23% due to orders for the Company's new product line, the BSD-2000/3D/MR. (The first BSD-2000/3D was installed in August 1997. BSD is completing the modifications required for the installation of the MR portion of this system, which is projected for installation in Spring 1998). BSD has received total orders of $1,631,978 for sales of this new product line, and, as of February 28, 1998, has a remaining back-log of $618,042 for the new product.

  Gross profit on product sales increased from $39,716 in the six months ended February 28, 1997, to $451,034 in the six months ended February 28, 1998, as a result of an increase in product sales.

   Selling, General and Administrative Expenses increased from $557,240 in the six months ended February 28, 1997, to $595,044 in the six months ended February 28, 1998, an increase of $37,804, or 6.78%. During the six months ended February 28,
1998, there was a decrease in deferred compensation for amortization of options issued to employees and non-employees to purchase shares of the Company's common stock (see Note 6 to Financial Statements, August 31, 1997 10-KSB), which caused a decrease in Selling, General and Administrative Expenses, combined with an increase in legal expenses for the Urologix lawsuit (see Part II, Item 1 below), which resulted in a net increase of $37,804 in Selling, General and Administrative Expenses.

   Research and Development Expenses decreased from $178,162 for the six months ended February 28, 1997, to $144,223 in the six months ended February 28, 1998, a decrease of $33,939, or 19.05%. The decrease was caused by completion of the BSD-2000/3D product line and near completion of the MR portion of this system.

   Total Operating Expenses increased by $122,303, an increase of 13.20%, primarily caused by the increase in Cost of Product Sales as a result of higher product sales.

   The  Operating Loss decreased from $411,505 in the six  months ended  February  28, 1997, to $155,060 in the  six  months  ended
February   28,   1998.   This  decrease   was   caused   by   the
aforementioned increase in gross profit.

  Interest Expense in the six months ended February 28, 1998, was $6,243, as compared with the $13,240 of Interest Expense in the six months ended February 28, 1997. The decrease was caused by typical periodic business fluctuations.

   The Net Loss for the six months ending February 28, 1998, was $115,769, as compared with the Net Loss of $404,933 for the six months ending February 28, 1997. The primary reason for this decrease was the aforementioned increase in gross profit.

Three Months ended February 28, 1998

  Product Sales increased from $158,048 in the three months ended
February  28,  1997,  to  $185,326 for  the  three  months  ended
February 28, 1998, a small increase of $27,278, or 17.26%.

   Gross profit was $76,768 in the quarter ended February 28, 1998, as compared to $60,299 in the quarter ended February 28, 1997, as a result of a small increase in product sales.

   Selling, General and Administrative Expenses increased by $123,127, an increase of 55.34%, as compared with the corresponding three months in the previous year. The increase was primarily caused by an increase in legal expenses required for the Urologix lawsuit (see Part II, Item 1 below).

   Research and Development Expenses decreased by $1,442, a decrease of 1.82%. The decrease was caused by completion of the BSD-2000/3D product line and near completion of the MR portion of this system.

   Total Operating Expenses increased by $132,424, an increase of 33.15%, as compared with the corresponding three months in the previous fiscal year. This increase was primarily caused by the aforementioned increase in Selling, General and Administrative expenses.

   Operating Loss for the three months ended February 28, 1998, was $281,213, as compared with the Operating Loss of $75,861 for the corresponding period in the previous fiscal year. This increase was primarily caused by the aforementioned increase in Selling, General and Administrative expenses combined with a reduction in grant and license revenue due to completion - in June 1997 - of BSD's National Cancer Institute grant project.

   Interest Expense in the three months ended February 28,  1998, was  $1,505, as compared with the $6,476 of Interest  Expense  in
the  three  months  ended February 28, 1997.   The  decrease  was
caused by typical periodic business fluctuations.

   The Net Loss for the quarter ending February 28, 1998, was $237,992, as compared with the Net Loss of $73,298 for the quarter ending February 28, 1997. The primary reason for this increase was the aforementioned increase in operating expenses combined with the aforementioned reduction in grant and license revenue.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

UROLOGIX,  INC.  VS.  BSD  MEDICAL  CORPORATION,  United   States
District Court for the District of Minnesota, Civil Action No. 4-
96-647.

   BSD is currently involved in litigation with Urologix, Inc. regarding the continued validity of the non-exclusive license (to practice certain patents) granted by BSD to Urologix in settlement of prior patent infringement litigation (see Part I,
Item 3, August 31, 1997, 10-KSB). In its counterclaim against Urologix, BSD alleged that Urologix breached a confidentiality provision of the license agreement and that BSD's termination of the license agreement, based on that breach, was proper. The counterclaim also seeks recovery of damages caused to BSD as a result of Urologix' breach. On December 22, 1997, the United States District Court for the District of Minnesota issued a significant ruling in the litigation between BSD Medical Corporation and Urologix, Inc. In ruling on the parties' cross-motions for summary judgment, the District Court denied Urologix' motion and granted BSD's motion, finding that Urologix had breached the license agreement by disclosing the confidential financial terms to a third party. The case went to trial on March 25, 1998, to determine the remaining issues regarding termination and damages. The trial ended on April 3, 1998. No ruling has been made by the Court as of the filing of this 10-QSB. (At Urologix' request, the lawsuit is under seal by the Court; therefore, only limited information about the litigation and the Court's ruling can be provided.)

ITEM 5.  OTHER INFORMATION

   On September 15, 1996, Medizintechnik (a company owned by Dr. Gerhard Sennewald, a member of BSD's Board of Directors and a major stockholder of the Company) obtained a worldwide fully paid software license from Konrad-Zuse-Zentrum fuer Informationstechnik (ZIB) of Berlin for a three-dimensional (3D) hyperthermia treatment planning software - HYPERPLAN - developed by ZIB. On January 21, 1998, BSD entered into an agreement with Medizintechnik wherein Medizintechnik irrevocably assigned the worldwide rights under the ZIB software license agreement to BSD, with the sole exception of Europe, where Medizintechnik retained these rights itself. In consideration for this assignment of rights, BSD agreed to supply, at no charge, one Sigma-Eye applicator (not an MR compatible version) to Medizintechnik, who will forward this applicator to Strahlenklinik and Poliklinik, Virchow-Klinikum of the Humboldt-Universitaet of Berlin. BSD also agreed to inform Medizintechnik on a regular basis about software sales to final customers and to pay timely to Medizintechnik the software license fee (8% of the sales price for the HYPERPLAN software or a minimum of DM 6,000) which, under the terms of the ZIB agreement, is due to ZIB for each software sale.

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibit is filed as part of this report:

Exhibit               Description
Number
-------      --------------------------------
 27            Financial Data Schedule.


b) Reports on Form 8-K -- The Company filed a report on Form 8-K on January 14, 1998, which reported the appointment of Dr.
   Michael Nobel to the Company's Board of Directors and a significant ruling in the Urologix lawsuit.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date:  April 13, 1998           by:  /s/  Paul F. Turner
                                Paul F. Turner
                                Chairman of the Board, Acting President,
                                 and  Senior  Vice  President  of Research