Form 10QSB
period 1998-05-31
BSD MEDICAL CORP
filed 1998-07-10
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended May 31, 1998

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


            Class                 Outstanding as of July 10, 1998
 Common stock, $.01 Par Value               16,176,980



Transitional Small Business Disclosure Format (Check one):  Yes []   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSD MEDICAL CORPORATION

                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                  Assets                           May 31,           Aug. 31,
                  ------                            1998               1997
Current assets:                                  ----------        ----------
  Cash and cash equivalents                    $  3,130,845       $    43,681
  Receivables                                       525,242           406,874
  Inventories                                       595,185           542,226
  Prepaid Expenses                                    5,125            20,500
  Deposits                                            7,968             6,850
                                                 ----------        ----------
    Total current assets                          4,264,365         1,020,131
                                                 ----------        ----------

Property and equipment, net                          56,759           280,396
Long-term trade receivables                          77,080            68,480
                                                 ----------        ----------
                                               $  4,398,204       $ 1,369,007
                                                 ----------        ----------

   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Current portion of long-term debt                   7,299           251,723
  Current portion of deferred revenue                28,585            82,850
  Accounts payable                                  151,783           323,918
  Accrued expenses                                  179,676           207,913
                                                 ----------        ----------
    Total current liabilities                       367,343           866,404
                                                 ----------        ----------

Long-term debt                                       64,549            89,697
Deferred revenue                                    370,808           104,733
                                                 ----------        ----------
                                                    435,357           194,430
                                                 ----------        ----------
    Total liabilities                               802,700         1,060,834
                                                 ----------        ----------

Stockholders' equity:
  Common stock, $.01 par value; authorized
   20,000,000 shares; issued and outstanding        161,770           161,770
   16,176,980 shares
  Additional paid-in capital                     20,413,575        20,413,575
  Accumulated deficit                           (16,649,238)      (19,784,689)
  Deferred compensation                            (311,366)         (463,246)
  Common stock in treasury 243,928 shares, at       (19,237)          (19,237)
   cost                                          ----------        ----------

    Net stockholders' equity                      3,595,504           308,173
                                                 ----------        ----------
                                               $  4,398,204       $ 1,369,007
                                                 ==========        ==========

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Operations
                                 (Unaudited)
                Periods ended May 31, 1998, and May 31, 1997



                                        Three Months            Nine Months
                                           Ended:                  Ended:
                                     May 31,     May 31,     May 31,    May 31,
                                      1998        1997        1998       1997
                                    --------    --------    --------   --------
Product sales                      $ 763,300      34,690  $1,524,155    265,790
Grant and license revenue                  -      70,947     133,173    355,127
                                    --------    --------    --------   --------
    Total revenues                   763,300     105,636   1,657,328    620,917
                                    --------    --------    --------   --------
Costs and expenses:
  Cost of product sales              269,293      75,464     579,114    266,848
  Research and development           110,728     167,282     254,951    345,443
  Selling, general, and              186,642     369,407     781,686    926,647
   administrative
                                    --------    --------    --------   --------
    Total costs and expenses         566,663     612,152   1,615,752  1,538,938
                                    --------    --------    --------   --------
    Operating income (loss)          196,637    (506,516>     41,576   (918,021>

Other income (expense):
  Interest income                      3,549       1,402       7,536     10,511
  Settlement of litigation         2,950,000           -   2,950,000          -
  Interest expense                    (1,203)     (4,830)     (7,446)   (18,070>
  Other, net                         102,238        (642)    143,785     10,062
                                    --------    --------    --------   --------
    Total other income (expense)   3,054,583      (4,070)  3,093,875      2,502
                                    --------    --------    --------   --------
    Net income (loss)            $ 3,251,220    (510,586>  3,135,451   (915,519>
                                    ========    ========    ========   ========

Primary net income (loss) per
 common and common equivalent
 share                           $       .20        (.03) $      .19       (.05)
                                    ========    ========    ========   ========
Fully diluted net income (loss)
 per common and common
 equivalent share                $       .19           -  $      .18          -
                                    ========    ========    ========   ========
Weighted average number of shares
 outstanding
   Primary                        16,177,000  16,177,000  16,177,000 16,177,000
                                  ==========  ==========  ========== ==========
   Fully diluted                  17,087,000           -  17,287,000          -
                                  ==========  ==========  ========== ==========


See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
              Nine Months ended May 31, 1998, and May 31, 1997


Increase (Decrease) in Cash and Cash Equivalents          May 31,      May 31,
                                                           1998         1997
                                                        ----------   ----------
Cash flows from operating activities:
  Net income (loss)                                    $ 3,135,451     (915,519>

Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                             14,150      339,226
  Gain on settlement of accounts payables                   (7,103)      (8,742)
  Deferred compensation                                    151,880            -
  Issuance of treasury stock as bonus                            -          630
  Deferred gain on sale of asset                          (276,293>           -
  Recognized gain on sale of asset                         (49,191)           -
  (Increase) decrease in:
    Receivables                                           (126,968>     574,077
    Inventories                                            (52,959>     (39,591)
    Prepaid expenses and deposits                           14,257       17,375
  Decrease (Increase) in:
    Accounts payable                                      (165,032>     117,040
    Accrued expenses                                       (28,237>    (196,942>
    Deferred Income                                        240,049          676
                                                        ----------   ----------
      Net cash provided by (used in)
       operating activities                              2,850,004     (111,769)
                                                        ----------   ----------

Cash flows from investing activities:
  Purchase of property and equipment                        (5,286)     (52,474)
  Proceeds from sale of fixed asset                        446,545            -
                                                        ----------   ----------
                                                           441,259      (52,474)
Cash flows from financing activities:
  Net proceeds from (payments on) short-term
   notes payable                                          (170,500)     (17,250)
  Principal payments on capital lease obligation           (12,659)     (34,268)
  Principal payments on long-term debt obligation          (20,940)     (19,144)
                                                        ----------   ----------
      Net cash used in financing activities               (204,099)     (70,662)
                                                        ----------   ----------

Increase in cash and cash equivalents                  $ 3,087,164     (234,905)
Cash and cash equivalents, beginning of period              43,681      381,746
                                                        ----------   ----------
Cash and cash equivalents, end of period               $ 3,130,845      146,841
                                                        ==========   ==========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
  Cash paid for interest during period                 $     1,203       18,070

                     BSD MEDICAL CORPORATION
      Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

    The Condensed Consolidated Balance Sheet as of May 31, 1998, and the Condensed Consolidated Statements of Operations for the
three months and nine months ended May 31, 1998, and the Condensed Consolidated Statements of Cash Flow for the nine months ended May 31, 1998, and May 31, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 1998, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended May 31, 1998, are
not   necessarily   indicative  of  the  results  to  be  expected   for   the
full year.

Note 2.  Net Income (Loss) Per Common Share

    Net   Income  (Loss)  per  common  share  for  the  quarters   ended   May
31,   1998,   and   May   31,  1997,  are  based  on  the   weighted   average
number of shares outstanding during the respective periods.

Note 3. Federal Income Taxes

   No  provision has been made for income tax expense in the  May
31, 1998, financial statements because of the reduction in the valuation allowance for deferred taxes.

Note 4.  Lease Agreement

   On December 5, 1997, the Company signed a new lease agreement for the Company's facilities with a new owner. The new owner paid $700,000 to BSD for the Company's option to purchase the building. As part of the agreement, the Company will lease the building from the new landlord for an annual rental expense of $78,396. The Company also has an option to purchase the building after 18 months for $775,000. This transaction resulted in a deferred gain of $325,513. As of May 31, 1998, $49,721 of this gain has been recognized, leaving a deferred gain balance of $276,293.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Total assets increased from $1,369,007 at August 31, 1997, to $4,398,204 at May 31, 1998, an increase of $3,029,197, or 221.27%
due to an increase in cash. Cash increased by $3,087,164 an increase of 7,067.52 % primarily due to settlement of litigation with Urologix, Inc., (see Part II, Item I).

    Receivables  increased  $118,368,  an  increase  of   29.09%,
primarily  due  to  an  increase  in  sales.   Total  inventories
increased by $52,959, an increase of 9.77% due to normal periodic fluctuations.

   Total current liabilities decreased by $499,061, a decrease of 57.60%. The decrease was primarily caused by payment in full of notes payable, and reductions in accounts payable, deferred income, and accrued expenses.

   The Company has long term receivables for field service contracts, as of May 31, 1998, of $77,080.

  Fluctuations in Operating Results

   The Company's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and a year to year basis due to risks associated with
international   operations;  budgeting  considerations   of   the
Company's customers; the nature of the medical capital equipment market; the ability of the Company to predict the timing of various approvals required from the Food and Drug Administration and other governmental agencies; the relatively large per unit sales prices of the Company's products; the typical fluctuations
in   the   mix  of  orders  for  different  systems  and   system
configurations; the limited unit sales volumes; the Company's limited cash resources; changes in Medicare and other third-party
reimbursement  policies; competition;  and  other  factors.   For
these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

Results of Operations:

Nine Months ended May 31, 1998

   Product Sales increased from $265,790 in the nine months ended May 31, 1997, to $1,524,155 in the nine months ended May 31, 1998, an increase of $1,258,365, or 473.44% due to orders for the Company's new product line, the BSD-2000/3D/MR, and orders from TherMatrx, Inc. for products. (The first BSD 2000/3D was installed in August 1997. In May 1998, BSD installed the MR portion of this system at the first site and began compatibility testing between the treatment and imaging systems. As of May 31, 1998, BSD had received total orders of $1,631,978 for sales of this new product line.)

   Gross profit on product sales increased from a loss of $1,058 in the nine months ended May 31, 1997, to a profit of $945,041 in the nine months ended May 31, 1998, as a result of an increase in product sales.

   Selling, General and Administrative Expenses decreased from $926,647 in the nine months ended May 31, 1997, to $781,686 in the nine months ended May 31, 1998, a decrease of $144,961, or 15.64%. The decrease was primarily caused by a significant decrease in deferred compensation (due to the vesting of a large number of stock options), and a decrease in legal expense, as compared to the same period last year.

   Research and Development Expenses decreased from $345,443 for the nine months ended May 31, 1997, to $254,951 in the nine months ended May 31, 1998, a decrease of $90,492, or 26.20% due to a reduction in costs required for the BSD-2000/3D/MR product line development.

   Total Operating Expenses increased by $76,814, an increase of 4.99%, primarily caused by increased cost of sales due to the aforementioned increase in product sales.

   The Operating Income increased from a loss of $918,021 in the nine months ended May 31, 1997, to a profit of $41,576 in the nine months ended May 31, 1998. This increase was caused by the aforementioned increase in product sales and decrease in Selling, General and Administrative expenses.

   Interest Expense in the nine months ended May 31, 1997, was $18,070, as compared with the $7,446 of Interest Expense in the nine months ended May 31, 1998. The decrease was caused by typical periodic business fluctuations.

   The Net Income for the nine months ending May 31, 1998, was $3,135,451, as compared with a Net Loss of $915,519 for the nine months ending May 31, 1997. The primary reasons for this increase were the aforementioned increases in product sales as well as receipt of proceeds from settlement of litigation.

Three Months ended May 31, 1998

   Product Sales increased from $34,690 in the three months ended May 31, 1997, to $763,300 for the three months ended May 31, 1998, an increase of $728,610, or 2,100.35%. This increase was due to increased orders for the Company's new product line, the BSD-20003D/MR System and orders from TherMatrx for products.

  Gross profit was $494,007 in the quarter ended May 31, 1998, as compared to a loss of $40,774 in the quarter ended May 31, 1997, as a result of the aforementioned increase in sales.

   Selling,  General  and  Administrative Expenses  decreased  by
$182,765,   a   decrease  of  49.48%,  as   compared   with   the
corresponding  three months in the previous year.   The  decrease
was primarily caused by a decrease in legal expense.

   Research and Development Expenses decreased by $56,554, a decrease of 33.81% due to a reduction in costs required for the BSD-2000/3D/MR product line development.

   Total Operating Expenses decreased by $45,489, a decrease of 7.43%, as compared with the corresponding three months in the previous fiscal year. This decrease was primarily caused by the aforementioned decreases in Selling, General and Administrative expenses and Research and Development expenses.

   Operating Income for the three months ended May 31, 1998, was $196,637, as compared with the Operating Loss of $506,516 for the corresponding period in the previous fiscal year. This increase was primarily caused by the aforementioned increase in product sales combined with decreases in Selling, General and Administrative expenses and Research and Development expenses.

   Interest Expense in the three months ended May 31, 1997, was $4,830, as compared with the $1,203 of Interest Expense in the three months ended May 31, 1998. The decrease was caused by typical business fluctuations.

   The  Net  Income  for  the quarter ended  May  31,  1998,  was
$3,251,220, as compared with the Net Loss of $510,586 for the quarter ending May 31, 1997. The primary reason for this increase was the aforementioned settlement of litigation, decreases in operating expenses, and higher product sales.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On May 26, 1998, Urologix, Inc., BSD Medical Corporation, and TherMatrx, Inc. jointly announced that they had entered into a Settlement Agreement resolving their current litigation - Urologix, Inc. v. BSD Medical Corporation, et al., Case No. 4-96-647 (see Form 8K filed June 4, 1998).

ITEM  6. EXHIBITS  AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibit is filed as part of this report:

Exhibit                           Description
Number
 27                    Financial Data Schedule.

b) Reports  on Form 8-K - The Company filed a report on Form  8-K on  June  4, 1998, which reported a joint settlement agreement
   between   Urologix,   Inc.,   BSD  Medical   Corporation   and
   TherMatrx, Inc.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date:  July 10, 1998            /s/  Paul F. Turner
                                --------------------------------
                                Paul F. Turner
                                Chairman of the Board, Acting President,
                                 and  Senior  Vice  President  of Research