Form 10KSB
period 1998-08-31
BSD MEDICAL CORP
filed 1998-12-10
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 1998.

                         Commission file number 0-10783

                             BSD MEDICAL CORPORATION


       DELAWARE                                          75-1590407
-------------------------                   ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)


      2188 West 2200 South
      Salt Lake City, Utah                                         84119
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (801) 972-5555


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------
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

     Issuer's revenues for its most recent fiscal year:  $1,437,917

     The approximate aggregate market value of Common Stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 2, 1998, was $2,227.572.

     As of December 2, 1998, there were 16,370,052 shares of Common Stock with $0.01 par value outstanding.

     Documents Incorporated by Reference:  None

     Transitional Small Business Disclosure Format:  Yes  [  ]   No  [X]



BSD Medical Corporation 1998 10-KSB                                       Page 1

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
-------

     BSD Medical Corporation (the "Company") was founded in 1978 by John E. Langdon to continue research into the demonstrated ability of high heat (hyperthermia) to destroy cancer cells. BSD continued this research and was successful in developing and commercializing hyperthermia treatment - a break-through treatment for both cancerous and benign diseases. The Company is currently engaged in the development, production, marketing, and servicing of heat therapy (hyperthermia/thermotherapy) equipment. This equipment is used in the application, monitoring and control of electromagnetic (microwave or radiofrequency) or ultrasound generated heat for the treatment of malignant and benign diseases. BSD has 14 current U.S. patents (which cover all of its current applications and products as well as additional applications and devices).

     BSD was the first Company to obtain full PreMarket approvals (PMA) from the Food and Drug Administration (FDA) for a hyperthermia cancer therapy system and the first Company to obtain Investigational Device Exemption (IDE) approval from the FDA for thermotherapy systems for the treatment of Benign Prostatic Hyperplasia (BPH). BSD has developed second and third generation equipment, and the Company's systems, depending upon configuration and options, have list prices ranging from approximately $53,500 to $850,000.

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

BSD'S PRODUCTS/THERAPIES
------------------------

     HYPERTHERMIA AS A CANCER TREATMENT. There are more than eight million Americans alive today who have a history of cancer. Over 83 million, half of American men and one-third of American women, will eventually develop cancer. Over 564,800 people are expected to die of cancer this year; and the incidence of cancer is continuing to grow. The Company's hyperthermia equipment is used both in an effort to cure cancer, by destroying and eliminating cancer cells, and, where curing the cancer is not possible, as palliative treatment (the shrinking of tumors in order to reduce the pain and other side effects of cancer). The controlled application of high heat can be used to destroy cancerous cells without causing serious damage to normal cells because of the differential heat sensitivity between cancerous and normal cells and the inability of solid tumors to dissipate heat as effectively as surrounding normal cells. The Company's hyperthermia equipment can be used alone but is typically used in conjunction with other therapies. Published, randomized clinical studies using BSD's equipment have shown that the addition of hyperthermia to other cancer therapies (including radiation therapy, chemotherapy, and surgery) results in: increased tumor response; lower relapse rate; increased disease-free survival time; and improved quality of life for the patient - with minimal increase in side effects.

     Hyperthermia has been shown to double the effectiveness of radiation; provide supra-additive interactions with many chemotherapeutic drugs; to cause localized toxicity of heated tumor areas (while maintaining low levels of toxicity to non-heated normal tissues); and to cause some chemotherapeutic agents that are not effective at normal temperatures to become effective at elevated temperatures. The use of pre-surgical hyperthermia delivered using BSD's equipment has been shown to obviate the need for amputation of normal tissues in some sarcoma patients. BSD's systems have also been used pre-surgically to reduce the size of the tumor prior to surgery and thus make the tumor more easily resectable (surgical removal) and increase the chances of obtaining clear surgical tumor margins, one of the most significant prognostic factors in recurrence.

     CANCER HYPERTHERMIA PRODUCTS. The Company's cancer hyperthermia products are designed to apply electromagnetic (i.e., microwave or radiofrequency) or ultrasonic energy to the human body in order to generate temperatures of 40(degree)C to 60(degree)C at the site of the tumor. Thermometry systems are used to measure tumor and normal tissue temperatures during treatment in order to assist in achieving and maintaining safe and optimal treatment temperatures. The Company's hyperthermia systems are designed to permit the treatment of various tumor sizes, various tumor depths and various anatomical sites.

     Cancer Hyperthermia Systems. A hyperthermia system typically consists of an integrated computer control unit, a fixed or variable frequency generator, applicators, and thermometry. The Company's computer software is designed to maximize the safety and effectiveness of the treatment. The Company's computer software provides accurate treatment planning, monitoring, and recall. The pre-treatment planning capability utilizes the Company's proprietary algorithms and software to allow the physician to customize hyperthermia treatments for specific tumors. The Company's cancer hyperthermia system product line includes various systems designed to target specific markets.

     Cancer Hyperthermia Applicators. Hyperthermia applicators emit radiofrequency, microwave or ultrasonic energy directly into the patient to provide tumor heating. The Company has developed and patented a number of specially designed applicators for treating a particular tumor in a particular location.

     Applicators generally fall into two categories: external surface applicators (superficial and deep) and interstitial (i.e., invasive) applicators. Microwave, superficial, external applicators deliver externally generated heat to specific sites on or slightly below the surface of the skin. Deep phased array radiofrequency applicators provide externally generated heat to deep-seated tumors by combining phase-aligned beams from multiple applicators positioned around the body. Ultrasound external applicators generally provide deeper more focused heating than microwave external applicators but are limited by bone and air interfaces and patient pain. Interstitial microwave applicators are antennae that are implanted directly into the body for heating from within the tumor itself.

     Thermometry. The Company manufactures the BSD Thermistor Probe, as well as other thermistor based thermometry probes. The Company has an exclusive license for the manufacture and distribution of the BSD Thermistor Probe. The Company also manufactures and sells specially developed thermistor probes for ultrasound treatments.

     THERMOTHERAPY AS A BPH TREATMENT. On November 24, 1997, BSD entered into an agreement with Oracle Strategic Partners to form TherMatrx, Inc., a jointly-owned company that would initially focus on minimally invasive treatments of urological diseases, specifically Benign Prostatic Hyperplasia
(BPH), a market that is currently estimated to exceed $3 billion annually in the United States alone.

     The partnership allowed Oracle Strategic Partners to invest up to $6 million in the venture, with an initial $3 million investment on closing and an additional $3 million contingent upon the achievement of certain milestone parameters. Charles Manker, President and CEO of TherMatrx provided an initial investment of $250,000 in addition to Oracle's investment and will provide another $250,000 if milestone funding is obtained from Oracle. BSD contributed certain assets that have applicability in the urology market, and agreed not to engage in BPH business. BSD currently has fifty-four percent interest in TherMatrx, thus, the financial statements for the two companies have been consolidated (see Note 1 to Financial Statements). Upon completion of the milestone funding, and after exercise of all shares allocated for the Management Stock Purchase Plan, the Company will retain a 30 percent interest on a fully diluted basis. As part of the agreement, BSD is providing certain manufacturing and consulting services, for which TherMatrx compensates the Company.

     TherMatrx's corporate headquarters are in Chicago. Dr. Gerhard Sennewald serves as BSD's representative on TherMatrx's Board of Directors.

MARKETING AND SALES
-------------------

     The Company markets its cancer hyperthermia products primarily to radiation oncology departments in the U.S. and to radiation oncology and chemotherapy oncology departments outside the U.S. In the U.S., the Company markets its equipment directly using its own sales and marketing staff. International sales are generally accomplished through distributing companies located in various foreign countries. The Company's marketing efforts include participation at trade shows and symposia and development of product brochures, newsletters, and other promotional materials. The Company also co-sponsors an annual international BSD Users' Conference.

     Future marketing for current cancer products may be expanded into two previously unexplored markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published. The Company believes that the domestic market will begin to slowly expand in the future because of a renewed interest in hyperthermia in the U.S. and evidence of increased profits from the addition of hyperthermia; however, there can be no assurance that an increase in the U.S. market will occur.

     For  the  year  ended  August  31,  1998,   two  customers   accounted  for
approximately 56% and 12%, respectively, of BSD's net sales. The loss of a significant customer could have a material detrimental impact on the Company's operations.

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

     In November 1995, HCFA authorized Medicare reimbursement for all investigational therapies and devices for which underlying questions of safety and effectiveness of that device type have been resolved, based on categorization by FDA. All of BSD's investigational (IDE) equipment and protocols have been placed in this category by the FDA and thus may be reimbursed by Medicare.

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

COMPETITION
-----------

     Competition in the medical products industry is intense, both in the United States and internationally. Some of the Company's competitors have significantly greater financial, technical, research and development, engineering, manufacturing, distribution, and sales and marketing resources than the Company. Several companies have received IDEs in the United States for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. In addition to BSD, four other companies have received FDA Pre-Market Approval for the commercial sale of certain hyperthermia equipment for the treatment of cancer in the U.S.: (Clinitherm - no longer in business); Labthermics; Celsion Corporation (formerly Cheung Labs); and Cook Medical - no longer in hyperthermia business.

     BSD participates in the BPH market as an investor in TherMatrx, Inc. (see "Thermotherapy as a BPH Treatment", Page 3). In the BPH market, competitive companies offering products similar to TherMatrx's products include EDAP TMS, Urologix, and Dornier (which have PMA approval from the FDA), VidaMed (which has 510(k) marketing clearance from the FDA), Thermal Therapeutics, and other foreign manufacturers. In addition to thermotherapy equipment made by competitors, there are many other competitive treatments for BPH (including various drug treatments, surgical lasers, ultrasound ablation, electro-cautery surgery, stents, transurethral incision of the prostate (T.U.I.P.), and balloon dilation) which are currently being developed, clinically investigated and/or actively marketed.

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

PRODUCT SERVICE
---------------

     The Company provides a 12-month warranty following installation on all cancer treatment systems and a 90-day limited warranty on individual components. BSD's employees install and service the hyperthermia systems it sells to domestic customers. In addition, Company personnel or consultants perform technical and clinical training. Subsequent to the applicable warranty period, the Company offers full or limited service contracts to its domestic customers.

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

PRODUCTION
----------

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

     In order to provide outside financial support for manufacturing operations and diversify the Company's services, the Company is providing manufacturing and testing services under contract to other companies.

RESEARCH AND DEVELOPMENT
------------------------

     During the fiscal years ended August 31, 1997, and August 31, 1998, the Company expended $432,394, and $878,511 respectively, for research and development, representing 32.76%, and 61.10% of total revenues. Research and Development expenditures increased in 1998 due to expenditures by TherMatrx, which is conducting a clinical trial on the use of thermotherapy for the treatment of BPH. $516,776 in research and development expenditures in 1998 were attributable to TherMatrx, the Company's subsidiary. Non-consolidated research and development expenditures during 1998 decreased to $361,735, a decrease of $70,659 or 16.34% as compared to 1997, due to completion of the BSD-2000o3D product line and near completion of the MR portion of this system.

     BSD has developed the BSD-2000o3D - a new generation of deep regional hyperthermia equipment funded in part by Phase I and II grants received from the National Cancer Institute (Grant No. CA61515). The BSD-2000o3D can be modified for integration with a magnetic resonance imaging system, and becomes the BSD-2000o3D/MR system. The BSD-2000o3D System integrates three-dimensional (3D), "steerable", focused deep regional hyperthermia with 3D patient specific treatment planning. This system is targeted for the treatment of large and deep tumors; i.e., recurrent breast, sarcoma, lung, colorectal, liver, cervical, bladder, stomach, and prostate. The first BSD-2000o3D/MR system has been installed and tested at a leading German oncological research institution - the Clinic of Medical Oncology of the Klinikum Gro(beta)hadern Medical School of Ludwigs-Maximilians-Universitat Munchen, Munich, Germany. The Medical School received funding from the Stiftung Deutsche Krebshilfe e. V. (German Cancer Aid Foundation) for the system order. (Over the past few years, the Foundation has contributed more than DM 11 million - $7.5 million U.S. - to this Institution to develop the clinical application of regional deep hyperthermia combined with chemotherapy for the treatment of cancer patients.) The BSD-2000o3D has been used successfully for patient treatments, and initial laboratory testing has demonstrated the ability to simultaneously heat and image with the MR portion of this system.

     The BSD-2000o3D/MR System was designed to provide simultaneous heating and non-invasive measurement of treatment parameters; such as tumor temperature, tumor response, tissue heat damage, tissue blood-flow, tissue pathology, and other chemical and biological changes in the tissue. Non-invasive treatment monitoring has the potential to optimize tumor heating and thus tumor destruction. (Currently available hyperthermia equipment requires the use of invasive temperature monitoring to control heating delivery and to determine treatment effectiveness, which limits the commercial and clinical applications.) The development of reliable non-invasive thermometry is the next required step in the field of hyperthermia and has the potential to significantly increase the clinical applications and commercial potential of hyperthermia; however, there can be no assurance that this system will provide reliable non-invasive thermometry.

     Technological changes in the treatment of disease in general, and in the hyperthermia field in particular, are frequent. Thus, the Company intends to continue to devote substantial sums to research and development in order to improve existing products and develop new products. The Company is also currently in discussions with some researchers and institutions regarding heat treatment products and treatments which might increase the clinical applications for BSD's products, with a focus on deep regional hyperthermia and the treatment of prostatic carcinoma and breast cancer.

PATENTS, INTELLECTUAL PROPERTY, LICENSING, AND ROYALTY AGREEMENTS
-----------------------------------------------------------------

     Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's policy is to file patent applications to protect significant technology, inventions and product improvements. The Company currently has 14 patents in the United States and additional patents outside the United States. (Four patents were assigned to TherMatrx, for which the Company maintained a license.) Other hyperthermia related patents are pending in the United States, Japan and Europe, and a European patent for the BSD-2000o3D system was recently issued. There can be no assurance that the patents presently issued or those applied for (if granted), will be of significant value to the Company or will be held valid upon judicial review. Successful litigation against these patents by a competitor could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company believes that it possesses significant proprietary know-how in its hardware and software capabilities. There can be no assurance that others will not develop, acquire or patent technologies similar or superior to those of the Company or that secrecy will not be breached.

     In July 1979, the Company entered into an exclusive worldwide license for a unique temperature probe (Bowman Probe). The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licensor. The Company pays royalties based upon its sales of the Bowman Probe. The license agreement was amended and renewed in 1987 and is currently in effect.

     On September 15, 1996, Medizintechnik (a company owned by Dr. Gerhard Sennewald, a member of BSD's Board of Directors and a major stockholder of the Company) obtained a worldwide fully paid software license from Konrad-Zuse-Zentrum fur Informationstechnik (ZIB) of Berlin for a three-dimensional (3D) hyperthermia treatment planning software - HYPERPLAN - developed by ZIB. On January 21, 1998, BSD entered into an agreement with Medizintechnik wherein Medizintechnik irrevocably assigned the worldwide rights under the ZIB software license agreement to BSD, with the sole exception of Europe, where Medizintechnik retained these rights itself. In consideration for this assignment of rights, BSD agreed to supply, at no charge, one Sigma-Eye applicator (not an MR compatible version) to Medizintechnik, who will forward this applicator to Strahlenklinik and Poliklinik, Virchow-Klinikum of the Humboldt-Universitat of Berlin. BSD also agreed to inform Medizintechnik on a regular basis about software sales to final customers and to pay timely to Medizintechnik the software license fee (8% of the sales price for the HYPERPLAN software or a minimum of DM 6,000) that, under the terms of the ZIB agreement, is due to ZIB for each software sale.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the past, the Company has filed lawsuits for patent infringement against three of its competitors and subsequently settled all three of those lawsuits.

     From time to time, the Company has had and may continue to have discussions with other companies, universities and private individuals concerning the possible granting of licenses covering technology and/or patents. There can be no assurance that such discussions will result in any agreements. In the past, BSD has granted non-exclusive practice licenses for a few selected patents to three companies. One of these companies is no longer in business. In 1994, BSD issued a non-exclusive license to Urologix to practice some of its patented technology for cash payments and royalties on future sales; in 1996, the Company terminated this license. This license became part of a lawsuit that was settled in May 1998. The license is now fully paid and irrevocable (see Note 15 to Financial Statements and Part I, Item 3, Urologix, Inc. vs. BSD Medical Corporation).

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

GOVERNMENT REGULATION
---------------------

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

     The majority of the Company's past and present hyperthermia systems have required, (and future systems, if any, would likely continue to require) Pre-Market Approval from the FDA instead of the simpler 510(k) marketing approval. Pre-Market Approval requires clinical testing to assure safety and effectiveness prior to marketing and distribution of medical devices. The Company intends to continue to make improvements in and to its existing products. Significant product changes must be submitted to the FDA under IDEs, 510(k) PreMarket notifications or PMA supplements.

     All medical devices must be manufactured in accordance with regulations specified in the FDA Quality System Regulation (QSR). In complying with FDA's QSR, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance. The Medical Device Reporting regulation requires that the Company provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunctions were to recur. International sales of unapproved medical devices are subject to FDA export requirements, unless these products have been previously approved by one of the countries specified by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that it is in material compliance with all applicable manufacturing and marketing regulations of the FDA and other regulatory bodies with respect to its existing products, a determination that the Company is in material violation of such regulations could lead to the imposition of penalties, including fines, recall orders, product seizures, and criminal sanctions. In addition, current regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

     International sales are subject to the regulatory and safety requirements of the country into which the sale occurs. There can be no assurance that all of the necessary approvals will be granted on a timely basis or at all. Delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's financial condition and results of operations.

     Sales into the European Union (EU) are now governed by the need to obtain ISO certification and a CE Mark and to comply with all applicable directives. In June 1998, the Medical Devices Directives (MDD) requirements went into effect for the EU. Following June no medical products could be marketed in Europe without obtaining a CE Mark and thus demonstrating compliance to MDD requirements. The Company is in the process of obtaining ISO certification of its development and manufacturing processes and obtaining the testing and certifications needed for compliance, which will allow BSD to affix the CE Mark approval. The Company anticipates successful completion of the ISO certification process and CE Mark approval during fiscal year 1999. However, there can be no assurance that BSD can obtain the CE Mark, and, if BSD is unable to obtain these approvals, it could have a significant material effect on the Company's future financial condition.

     The Federal Communications Commission (FCC) regulates the frequencies of microwave and radiofrequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. BSD's fixed frequency systems and applicators emit 915 MHz for U.S. installations and 433.92 MHz for some European installations, which is approved by the FCC for medical applications. Accordingly, these systems do not require shielding to prevent interference with communications. BSD's variable-frequency generators and applicators require electromagnetic shielding. Ultrasound hyperthermia systems can be operated without shielding because the applicators emit acoustic rather than electromagnetic energy.

PRODUCT LIABILITY EXPOSURE
--------------------------

     The manufacturing and marketing of medical devices involve an inherent risk of product liability. Because the Company's products are intended to be used in hospitals on patients who may be physiologically unstable and severely ill, the Company is exposed to potential product liability claims. The Company presently carries product liability insurance. However, there can be no assurance that the product liability insurance will provide adequate coverage against potential claims that might be made against the Company. No product liability claims are presently pending against the Company; however, there can be no assurance that product liability claims will not be filed in the future.

EMPLOYEES
---------

     As of August 31, 1998, the Company had 23 employees; 18 of them were full time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. The Company is dependent upon a limited number of key management, manufacturing, and technical personnel. The Company's future success will depend in part upon its ability to retain these highly qualified employees.


ITEM 2.  PROPERTIES

     The office, production and research facilities of the Company are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet. On December 5, 1997, the Company signed a new lease agreement (with a new owner) for the Company's facilities. The new owner paid $700,000 to BSD for the Company's option to purchase the building. As part of the agreement, the Company leases the building from the new landlord for an annual rental expense of $78,396. The Company has an option to purchase the building after 18 months for $775,000 (see Note 5 to Financial Statements). The building lease is accounted for as an operating lease for financial statement purposes. The building is currently in good condition; is adequate for the Company's needs; is suitable for all Company functions; and provides room for future expansion. The Company believes that it carries adequate insurance on the property.


ITEM 3.  LEGAL PROCEEDINGS

UROLOGIX, INC. VS. BSD MEDICAL CORPORATION, United States District Court for the
------------------------------------------
District of Minnesota, Civil Action No. 4-96-647.

     In June of 1996, the Company advised Urologix, Inc., with whom it had previously been involved in litigation involving the alleged infringement of a BSD patent, of information which the Company believed indicated a breach of Urologix's confidentiality obligations under the Settlement Agreement that had resolved the earlier suit; the company subsequently terminated the Settlement Agreement and the patent license granted to Urologix thereunder.

     On July 30, 1996, Urologix filed a lawsuit against the Company under seal in the United States District Court for the District of Minnesota seeking a declaratory judgment that Urologix had not breached the Settlement Agreement. The Company answered the Complaint and filed a counterclaim on August 20, 1996, seeking a declaratory judgment that the Settlement Agreement and license provided thereunder were properly terminated by the Company, based on Urologix's breaches of the confidentiality provision and seeking damages caused by such breaches.

     On May 26, 1998, Urologix, Inc., BSD Medical Corporation, and TherMatrx, Inc. jointly announced that they had entered into a Settlement Agreement resolving their litigation. Pursuant to the Settlement Agreement, Urologix paid BSD and TherMatrx a total of $5 million, the parties executed mutual releases, and the parties jointly filed a Notice of Dismissal With Prejudice of the pending litigation. Of the $5 million settlement, BSD received $2,950,000 and TherMatrx received $2,050,000. Under the terms of the Settlement, Urologix maintained its non-exclusive license to certain patents owned by TherMatrx and BSD pertaining to transurethral insertable applicators and systems for the treatment of Benign Prostatic Hyperplasia (BPH) and other urological conditions. The non-exclusive license is now fully paid-up, irrevocable, perpetual, non-cancelable, and non-terminable under all circumstances. irrevocable (see
Note 15 to Financial Statements).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of Shareholders on August 21, 1998. The shareholders were asked to elect directors to serve for the following year; approve the selection of Tanner & Co. as auditor for the Corporation's fiscal year ended August 31, 1998; and approve the 1998 Stock Incentive Plan and 1998 Director Stock Plan. Each proposal was approved by a majority of the shareholders.

     The total number of shares of common stock that were voted for Paul F. Turner to serve as a director of the Company was 13,633,663, with 23,400 shares withheld.

     The total number of shares of common stock that were voted for Gerhard W. Sennewald, Ph.D. to serve as a director of the Company was 13,630,763, with 26,300 shares withheld.

     The total number of shares of common stock that were voted for S. Lewis Meyer, Ph.D. to serve as a director of the Company was 13,633,463, with 23,600 shares withheld.

     The total number of shares of common stock that were voted for J. Gordon Short, M.D. to serve as a director of the Company was 13,631,163, with 25,900 shares withheld.

     The total number of shares of common stock that were voted for Michael Nobel, Ph.D. to serve as a director of the Company was 13,633,863, with 23,200 shares withheld.

     The total number of shares of common stock that were voted for the Resolution approving the appointment of Tanner + Co. as the independent public accountants of the Company for the fiscal year ending August 31, 1998 was 13,603,307, with 12,335 shares voting against the resolution, and 24,371 shares abstaining.

     The total number of shares of common stock that were voted for the Resolution approving the Company's 1998 Director Stock Plan was 12,388,167, with 149,935 shares voting against the resolution, and 340,285 shares abstaining.

     The total number of shares of common stock that were voted for the Resolution approving the Company's 1998 Stock Incentive Plan was 12,616,289, with 145,435 shares voting against the resolution, and 116,663 shares abstaining.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began publicly trading on December 9, 1980, and was traded in the over-the-counter market under the NASDAQ symbol "BSDM" until it was delisted from NASDAQ on January 3, 1991. After that time, it continued to trade (very sporadically) in the over-the-counter market and consistently reliable stock quotations were not readily available because there was no established market for the Company's stock. In May 1997, the symbol "BSDM" was listed on the OTC Bulletin Board.

     The following table sets forth the high and low bid transactions, as provided by the OTC Bulletin Board, for the quarters in fiscal year 1997 and 1998 after the Company's stock symbol was listed. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                                                        Bid
                                             ---------------------------
         Quarter Ended:                           High          Low
         ---------------------------------------------------------------
         ---------------------------------------------------------------

         May 31, 1997......................       9/16         1/2
         August 31, 1997...................       3/4          1/4
         November 30, 1997.................       3/4          1/4
         February 28, 1998.................      13/16         3/8
         May 31, 1998......................       7/16         1/4
         August 31, 1998...................       7/16         1/4


     As of August 31, 1998, there were approximately 639 holders of record of the Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception and has no intention of declaring any Common Stock dividends in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     The balance sheet as of August 31, 1998, and the statements of operations, statements of cash flow and statements of stockholders' equity for the years ending August 31, 1997, and 1998, and the independent auditors report thereon, are included elsewhere in this report. The following selected financial information should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. BSD currently has fifty-four percent interest in a subsidiary, TherMatrx, thus, the financial statements for the two companies have been consolidated (see Note 1 to Financial Statements).

     FISCAL YEAR ENDED AUGUST 31, 1998. Consolidated revenues for the year ended August 31, 1998, totaled $1,437,917, as compared to $1,319,698 for the year ended August 31, 1997, an increase of $118,219, or 8.96%, primarily because of an increase in sales of the new BSD-2000o3D product line. The subsidiary had no revenues.

     During fiscal years 1996 through 1998, the Company devoted time and resources to completion of a new product line - the BSD-2000o3D/MR - and to establishing the manufacturing capabilities and support functions needed for this new product line. The first BSD-2000o3D/MR was installed in August 1997, and the first MR portion of this system was installed in August 1998. BSD has received orders totaling $1,631,978 for purchases of this new product, and, as of November 1998, has a back-log of $204,060 in sales for the new product line, which will be delivered in fiscal 1999. During fiscal year 1998, the Company's subsidiary devoted time and resources to initiation of a clinical study to evaluate the safety and efficacy of the use of thermotherapy for the treatment of BPH.


     The Company's consolidated revenues from products and services in the U.S. decreased from $555,912 in fiscal 1997 to $339,244 in fiscal 1998. The market for hyperthermia equipment in the U.S. continues to be sluggish due to low reimbursement levels and cost containment efforts. The Company is currently evaluating methods to increase U.S. sales; some of these actions may eventually improve the U.S. market, however, there can be no assurance that U.S. sales will increase in the future.

     Consolidated product sales increased from $949,369 in 1997 to $1,304,744 in 1998, an increase of $355,375, or 37.43%, as a result of an increase in sales for the BSD-2000o3D/MR product line.

     Consolidated gross profit on product sales was $597,345, an increase of 6.49%, as compared to $560,924 for fiscal 1997, due to typical periodic business fluctuations.

     Consolidated Selling, General and Administrative Expenses for 1998 totaled $1,731,383, an increase of $372,301, or 27.39%, of which $738,411 was attributable to the company's subsidiary. Non-consolidated Selling, General and Administrative Expenses for BSD only totaled $992,972, a decrease of $361,110, or 26.94%, as compared to $1,359,082 for fiscal 1997, primarily because of a reduction in legal costs due to settlement of the lawsuit with Urologix (see
Note 15 to Financial Statements and Part I, Item 3); and a reduction in deferred compensation costs for amortization of options and warrants. The Selling, General and Administrative Expenses for 1998 included $151,880 in deferred compensation from amortization of options and warrants issued to purchase shares of the Company's common stock, as compared to $372,000 in 1997 (see Note 6 to Financial Statements). Selling, General and Administrative Expenses may increase in the future as the Company intends to expand its marketing and sales efforts.

     Consolidated Research and Development Expenses for 1998 totaled $878,511, an increase of $446,117 or 103.17%, of which $516,776 was attributable to TherMatrx. Research and Development expenditures increased in 1998 due to expenditures by TherMatrx, which is conducting a clinical trial on the use of thermotherapy for the treatment of BPH. Non-consolidated Research and Development Expenses totaled $361,735, a decrease of $70,659 or 16.34%, as compared to $432,394 for fiscal 1997, due to near completion of the design of the BSD-2000o3D/MR product line. There will continue to be costs involved with this system. The Company may increase research and development in the future in order to improve existing products and develop new products.

     Consolidated Total Costs and Expenses for 1998 were $3,317,293, of which $1,255,187 was attributable to TherMatrx, an increase of $1,137,372, or 52.17%, as compared to $2,179,921 for fiscal 1997 due to the aforementioned increases in Selling, General and Administrative and Research and Development Expenses. Non-consolidated Total Costs and Expenses for BSD were $2,062,106, a decrease of $117,815, or 5.40%, as compared to $2,179,921 for fiscal 1997, due to the aforementioned decreases in Selling, General and Administrative and Research and Development Expenses for 1998 as well as increases in cost of goods sold due to higher sales.

     Consolidated Interest Expense in 1998 decreased to $8,373, as compared to $22,936 in 1997. The decrease was caused primarily by lower interest costs associated with notes payable as they reach maturity and typical periodic business fluctuations. Consolidated Interest Income in 1998 was $159,274, of which $121,178 was attributable to TherMatrx.

     During fiscal 1998, the Company experienced a consolidated net income of $2,890,579, of which $187,763 was attributable to the Company's subsidiary, compared to a net loss in fiscal 1997 of $872,525. During fiscal 1998, non-consolidated pre-tax income was $2,530,594; after tax income was $2,480,594. During fiscal 1997, the Company experienced a net loss of $872,525 before and after taxes. The difference from 1997 to 1998 was primarily due to the receipt in fiscal 1998 of $5 million from the grant of a patent license to Urologix pursuant to settlement of a lawsuit (see Note 15 to Financial Statements and Part I, Item 3). (Of the $5 million settlement, BSD received $2,950,000 and TherMatrx received $2,050,000.) As of November 1998, BSD had received orders totaling $1,631,978 for purchases of BSD-2000o3D/MR product line and has a back-log of $204,060 in sales for the new product line, which will be delivered in fiscal 1999.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales accounted for 75.3% and 84.21% of the Company's total consolidated product sales during the fiscal years ended August 31, 1997, and August 31, 1998, respectively. Non-consolidated product sales were 75.3% and 87.38%, respectively of the Company's total product sales. The Company expects that international sales will continue to represent a significant portion of its total sales; however, a CE Mark is now required for sales to Europe. The Company is in the process of obtaining the approvals necessary to allow the Company to affix the CE Mark to its products, but a long delay or inability to obtain necessary approvals could have adverse effects on the sales of products to EC countries (see Government Regulation, page 7). The Company is subject to risks generally associated with international operations, including the establishment by foreign regulatory agencies of product standards different from, and in some cases more stringent than, those in the United States. Although the Company's sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in currency exchange rates. The Company's international sales may also be adversely affected by tariff regulations and export license requirements. Possible governmental, legislative and political actions that may be taken by the United States in order to reduce the balance of payments deficit may result in retaliatory actions by foreign governments. Such actions could have adverse effects upon sales of the Company's products in certain foreign markets. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

     LIQUIDITY AND CAPITAL RESOURCES. Consolidated Total assets increased to $7,635,150 in 1998, an increase of $6,266,143, as compared to 1997, of which $3,736,274 was attributable to TherMatrx. Non-consolidated Total assets for fiscal year 1998 increased to $3,898,876, an increase of $2,529,869 or 184.8%, as compared to 1997. The increase was primarily due to increases in cash. Consolidated Cash increased to $6,391,115, of which $3,593,083 was attributable to TherMatrx, as compared to $43,681 in 1997. Non-consolidated Cash increased to $2,798,032, an increase of $2,754,351, or 6,305.60%, as compared to 1997, primarily as a result of the Urologix lawsuit settlement and resultant paid-up patent license (see Note 15 to Financial Statements and Part I, Item 3, page 8). Consolidated Trade accounts receivable decreased by $86,626, a decrease of 21.29%, primarily due to normal business fluctuations; a reduction of $6,690 was attributable to TherMatrx. Consolidated Total inventories increased to $657,259, an increase of $115,033, or 21.21%, of which $62,295 was attributable to TherMatrx. Consolidated Current liabilities decreased to $690,678, a decrease of $175,726, or 20.28%, of which $55,343 was attributable to TherMatrx. Non-consolidated Current Liabilities decreased to $464,335, a decrease of $402,069, or 46.41%, primarily as a result of decreases in notes payable, accounts payable, and deferred revenue, as well as other normal periodic fluctuations.

MANAGEMENT DISCUSSION AND CURRENT STATUS OF FINANCIAL CONDITION.
----------------------------------------------------------------

     Management believes that the current projected sales will be sufficient to meet the Company's operating cash requirements into 1999. However, if sales are not sufficient to meet operating needs, management intends to use its current cash position to meet operating requirements planned for 1999. The Company's backlog of unfilled customer orders was $204,060, as of August 31, 1998. The Company also had long term receivables due for field service contracts of $47,486, as of August 31, 1998. As of November 1998, BSD had received orders totaling $1,634,978 for purchases of the BSD-2000o3D/MR product line and had a back-log of $204,060 in sales for this product, which will be delivered in fiscal 1999.

     On November 14, 1997, BSD signed an agreement with Oracle Strategic Partners (OSP) to form TherMatrx, Inc., a jointly-owned company which will initially focus on minimally invasive treatments of benign urological diseases, specifically Benign Prostatic Hyperplasia (BPH). BSD participates in the BPH market through TherMatrx; the BPH market is currently estimated to be over $3 billion annually in the U.S. alone. The Company continues to provide certain manufacturing and consulting services, for which TherMatrx compensates the Company.

     In 1996, BSD received the first purchase order for its new, deep regional hyperthermia system - the BSD-2000o3D System. The first BSD-2000o3D/MR has been installed and initial lab testing was successful. BSD has started collaborative developments for clinical application of this technology. The Company anticipates that the BSD-2000o3D System may increase the commercial market in hyperthermia throughout the world.

     The Company is seeking other strategic partnerships for marketing, sales and distribution of the Company's current products; collaborative arrangements for the development of new product lines; as well as alliances for product development and manufacturing of the companies' product.

     Management is expanding worldwide marketing for current cancer products into two previously unexplored markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published. However, these efforts will take time to develop.

         The Company's consolidated revenues from products and services in the U.S. decreased from $555,912 in fiscal 1997 to $339,458 in fiscal 1998. Non-consolidated revenues for BSD only from products and services in the U.S. in fiscal 1998 totaled $493,857. The Company is currently evaluating methods to increase U.S. sales, which include development of a low-cost PC-based device targeted for the U.S. market and dissemination of a new reimbursement program showing how institutions can increase profits using hyperthermia for some treatments.

     BSD plans to support further R & D for current products to improve function and reduce cost. Funding of R & D will primarily come from government, strategic partnerships, and foundation sources. Product improvements on existing product lines will be supported by current product sales. The Company also intends to expand marketing and product applications into the oncology area. In order to utilize BSD's manufacturing expertise, the Company has expanded its business to include contract manufacturing.

     Management has implemented programs to increase profitability and expand BSD's business; however, there can be no assurance that management will be successful in achieving improved operating results and there are certain risk factors which may impact the Company's ability to fund its cash needs. Such risk factors include uncertainties as to the Company's ability to achieve adequate sales, general economic conditions, possible unforeseen and/or non-recurring expenses, and the availability of outside financing. The Company's backlog as of any particular date may not be indicative of the Company's actual sales for any fiscal period. In addition, the Company's ability to produce and ship its products depends upon its production capacity, manufacturing yields and component availability, among other factors. The U.S. market for cancer hyperthermia equipment has been severely adversely impacted as a result of Medicare and other third-party reimbursement policies and procedures. The positive clinical results from European studies, recent changes in Medicare reimbursement policy, and the Company's new reimbursement program may eventually stimulate the U.S. market; however, BSD projects that the U.S. market will continue to grow at a slower rate than the international market.

     YEAR 2000  COMPLIANCE.  All of BSD  Medical's  systems  are fully Year 2000
(Y2K) compliant, with the exception of some BSD-500 and BSD-2000 systems that use either a 68000 or 68020 computer system. Beginning January 1, 2000, these systems will display an error message when the system is first started, indicating the system has an invalid date. The Company is in the process of rewriting the software for both of these systems, which will allow usage to continue until the end of 2099. The cost to BSD Medial to address this issue is not material - less than $10,000. The new software will be available for customer purchase by March 1, 1999. In the event that a customer elects not to purchase the updated software, their system can still be operated by manually entering a year between 1985 and 1999. The system operations and calculations do not include any date driven functions and therefore will not exhibit any change in performance due to the arrival of the year 2000; rather the date is used only as a method to identify the treatment record. Thus, the use of an invalid date does not create any material risks. These systems are not connected to any other computer systems, as they are stand-alone systems. The Company is dependent on other customers and vendors. The Company has been talking to our vendors and customers but has not been able to determine the Y2K readiness of these entities.

ITEM 7.  FINANCIAL STATEMENTS

     Pursuant to Rule 12b-23, the financial statements set forth on pages F-1 through F-19 attached hereto are incorporated by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information regarding directors of the Company are contained under Election of Directors in the registrant's 1998 Proxy Statement, which is incorporated herein by reference. The current directorship positions resulted from vacancies and were filled by a majority of the directors then in office, and the directors so chosen hold office until their successors have been duly elected and qualified. The Company does not presently have a nominating committee. Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any of the directors or executive officers of the Company and none of these individuals have been involved in any reportable legal proceedings.

     The following table sets forth certain information concerning the directors and executive officers of the Company.



-------------------------------------------------------------------------------------------------------------------------
                                                                                                       Initial Date as
         Name                           Age                          Position                        Officer or Director
-------------------------------------------------------------------------------------------------------------------------

Paul F. Turner, M.S.E.E.                51       Chairman of the Board, Acting President, and                 1986
                                                   Senior Vice President of Research

Dixie Toolson Sells                     48       Vice President of Regulatory Affairs and Corporate           1987
                                                   Secretary

Ray Lauritzen                           48       Vice President of Field Service                              1988

Gerhard W. Sennewald, Ph.D.             62       Member of the Board of Directors                             1984

S. Lewis Meyer, Ph.D.                   54       Member of the Board of Directors                             1984

J. Gordon Short, M.D.                   67       Member of the Board of Directors                             1984
Michael Nobel, Ph.D.                    58       Member of the Board of Directors                             1987

-------------------------------------------------------------------------------------------------------------------------



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

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding all compensation earned during the last three fiscal years and fiscal year-end stock option values for the person acting in a similar capacity to chief executive officer of the Company in the fiscal year ended August 31, 1998. No stock options were granted to or exercised by the Acting President during fiscal year 1998. No other executive officers of the Company received compensation exceeding $100,000.


                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                      Long Term Compensation Awards
                                         Annual Compensation
                                --------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

                                                        Other Annual   Restricted                       All Other
      Name and        Fiscal       Salary               Compen-sation(Stock Awards                   Compen-sation($)
      Position          Year        ($)      Bonus ($)                     ($)        Options(#)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Paul F. Turner,        1998     $128,543      -0-           -0-            -0-            -0- (1)        -0-
Acting President;      1997     $115,000      -0-           -0-            -0-            -0-            -0-
Sr. VP, Research       1996     $115,000      -0-           -0-          $2,110 (2)     14,953           -0-

-----------------------------------------------------------------------------------------------------------------------

(1) During fiscal 1998, TherMatrx approved the grant of an option to Mr. Turner to purchase 1% of outstanding shares of common stock in TherMatrx, Inc. (strike price and total number of outstanding shares to be determined at a later date by TherMatrx's Board of Directors).

(2) During fiscal 1996, the Company awarded Mr. Turner 1,000 shares of restricted common stock. Consistently reliable stock quotations had not been readily available because there had been no established market for the Company's stock (see Part II, Item 5). However, the Company received a valuation of $2.11 per share on a minority interest basis as of December 31, 1996. The Company believes these numbers may not be a reliable indicator of actual realizable value of these shares. However, this value has been reflected for the shares listed in this table.




               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------------
                        Shares
                     Acquired on                 Number of Securities Underlying         Value of Unexercised
                       Exercise       Value     Unexercised Options at FY-end (#)   In-the-Money Options at FY-end
      Name and                      Realized                                                      ($)
                                                ---------------------------------------------------------------------
                                                ---------------------------------------------------------------------
      Position           (#)           ($)        Exercisable      Unexercisable     Exercisable     Unexercisable
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Paul F. Turner,          -0-           -0-         175,421            5,532            $26,313            $830
Acting President;
Sr. VP, Research
---------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS
-------------------------

     During the fiscal year ended August 31, 1998, the Company's directors received 50,000 shares of restricted common stock, with the exception of Dr. Nobel, who received 20,000 shares. These shares served as compensation for their services to the company as directors through August 31, 1998, (December 1997 to August 1998 for Dr. Nobel and December 1994 to August 1998 for the other Directors). Effective September 1, 1998, the Director Stock Plan provides for annual compensation in the amount of $12,000 for each non-employee director - $4,000 to be paid in cash and the balance of the retainer to be paid in the form of restricted shares of BSD Common Stock. In addition to the annual compensation to directors, each Non-Employee Director shall receive an annual option to purchase 25,000 restricted shares of BSD Common Stock at a purchase price of 85% of the Fair Market Value at the date the Option is granted.

EMPLOYMENT CONTRACTS
--------------------

     The Company has an employment contract with the acting president, Mr. Turner, that was signed November 2, 1988. This agreement provides that Mr. Turner's salary will be based upon a reasonable mutual agreement. Additionally, in the case of non-voluntary termination, Mr. Turner will receive severance pay for a one-year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one-year severance pay will be an average of Mr. Turner's salary for the immediate twelve-month period prior to termination. The agreement also requires the Company to pay Mr. Turner any accrued unused vacation at the time of termination. BSD is also obligated to pay Mr. Turner $1,000 (or the equivalent value in stock options) for newly issued patents (this compensation is halved if multiple inventors are involved).

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of October 2, 1998, with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to management of the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) all directors and named executive officers of the Company, and (iii) all officers and directors as a group:

Name and Address of                              Shares of Common Stock            Percentage of Common Stock
Beneficial Owner                                 Beneficially Owned (1)                  Ownership (2)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Dr. Gerhard W. Sennewald                                 6,726,946(3)                        40.90%
   c/o Medizin-Technik GmbH
   Augustenstrasse 27
   D-80333 Munich, Germany

Paul F. Turner                                           1,990,339(4)                        12.03%
   762 Lacey Way
   North Salt Lake, UT  84054

John E. Langdon                                          1,300,010(5)                        7.94%
   2501 Parkview Drive, Suite 500
   Fort Worth, TX  76102

S. Lewis Meyer, Ph.D.                                       76,000(6)                          *
   c/o Imatron
   389 Oyster Point Boulevard
   South San Francisco, CA  94080

Michael Nobel                                               20,000                             *
   P.O. Box 30043
   S-10425 Stockholm Sweden

J. Gordon Short, M.D.                                       73,000(7)                          *
   c/o Brevis Corporation
   3310 South 2700 East
   Salt Lake City, UT  84109

All officers and directors as                            9,352,020(8)                        55.63%
   a group (7 persons)

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

(3)  Includes 83,065 shares subject to options.  Does not include 500,000 shares
     held  by  Dr.  Sennewald's  spouse,  for  which  he  disclaims   beneficial
     ownership.

(4) Includes 175,421 shares subject to options.

(5) Includes 403,525 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee. Does not include 50,000 shares held by Mr. Langdon's spouse, for which he disclaims beneficial ownership.

(6) Includes 21,000 shares subject to options.

(7) Includes 21,000 shares subject to options.

(8) Includes 441,729 shares subject to options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     The following exhibits are filed as part of this report or are hereby incorporated by reference as indicated:

Exhibit
Number                                                   Description
-------                                                  ------------

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

10.3 Second Addendum to Exclusive Transfer of Trade Secrets Agreement dated April 2, 1987. Incorporated by reference to Exhibit 10 of the BSD Medical Corporation Form 10-K, filed April 8, 1988.

10.4        License   Agreement   between  BSD  Medical   Corporation  and  EDAP
            Technomed,  Inc.,  dated July 3, 1996.  Incorporated by reference to
            Exhibit 10 of Form 8-K, filed August 7, 1996.

10.5 Terms of Engagement between BSD Medical Corporation and Ambient Capital dated November 26, 1996. Incorporated by reference to
            Exhibit 10 of Form 10-QSB filed February 27, 1997.

10.6 Stock Purchase Agreement dated October 31, 1997, by and among TherMatrx, Inc., BSD Medical Corporation, Oracle Strategic Partners, L.P., and Charles Manker.

10.7 BSD Medical Corporation 1998 Director Stock Plan. Incorporated by reference to Exhibit A of the BSD Medical Corporation Schedule 14A, filed July 27, 1998.

10.8 BSD Medical Corporation 1998 Stock Incentive Plan. Incorporated by reference to Exhibit B of the BSD Medical Corporation Schedule 14B, filed July 27, 1998.

16   Letter on changes in certifying  accountant.  Incorporated  by reference to
     Exhibit 16 of the BSD Medical Corporation Form 8-K/A, filed September 23, 1997.

27          Financial Data Schedule.

 (b)  Reports on Form 8-K

      During the last quarter of fiscal year 1998, the Company filed no reports on Form 8-K.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BSD MEDICAL CORPORATION


Date: December ,1998                                 By:    /s/   Paul F. Turner
--------------------                                    ------------------------
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


Date: December ,1998                                 By:    /s/   Paul F. Turner
--------------------                                    ------------------------
                                                      Paul F. Turner
                                                      Chairman  of the Board,
                                                      Acting  President,
                                                      and  Senior  Vice
                                                      President of Research


Date: December, 1998                                 By:    /s/   S. Lewis Meyer
--------------------                                    ------------------------
                                                      Dr. S. Lewis Meyer
                                                      Member of the Board of
                                                      Directors


Date: December, 1998                                 By: /s/Gerhard W. Sennewald
--------------------                                    ------------------------
                                                      Dr. Gerhard W. Sennewald
                                                      Member of the Board of
                                                      Directors


Date: December, 1998                                 By:  /s/   J. Gordon Short
--------------------                                    ------------------------
                                                      Dr. J. Gordon Short
                                                      Member of the Board of
                                                      Directors


Date: December, 1998                                 By:    /s/   Michael Nobel
--------------------                                    ------------------------
                                                      Dr. Michael Nobel
                                                      Member of the Board of
                                                      Directors

                            BSD Medical Corporation
                   Index to Consolidated Financial Statements


                                                                            Page
                                                                           -----

Report of Tanner + Co.                                                       F-1

Consolidated Balance Sheet                                                   F-2

Consolidated Statement of Operations                                         F-3

Consolidated Statement of Stockholders' Equity                               F-4

Consolidated Statement of Cash Flows                                         F-5

Notes to Consolidated Financial Statements                                   F-6

                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the consolidated balance sheet of BSD Medical Corporation and Subsidiary (the Company) as of August 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation and Subsidiary as of August 31, 1998, and the results of its consolidated operations and cash flows for the years ended August 31, 1998 and 1997 in conformity with generally accepted accounting principles.





                                  Tanner + Co.






Salt Lake City, Utah
November 4, 1998



                                                                                   BSD MEDICAL CORPORATION

                                                                                Consolidated Balance Sheet

                                                                                           August 31, 1998
------------------------------------------------------------------------------------------------------------------------------------



              Assets
Current assets:
     Cash and cash equivalents                                                          $        6,391,115
     Receivables                                                                                   320,248
     Inventories                                                                                   657,259
     Prepaid expenses                                                                               21,241
     Deposits                                                                                       12,508
                                                                                        ------------------

                  Total current assets                                                           7,402,371


Property and equipment, net                                                                        125,516
Other assets, net                                                                                   59,777
Long-term trade receivables                                                                         47,486
                                                                                        ------------------

                                                                                        $        7,635,150
                                                                                        ------------------

------------------------------------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Equity Current liabilities:
     Accounts payable                                                                   $           86,548
     Accrued expenses                                                                              396,619
     Current portion of long-term debt                                                              51,388
     Current portion of deferred revenue                                                            94,707
     Current portion of deferred gain on sale - leaseback                                           61,416
                                                                                        ------------------

                  Total current liabilities                                                        690,678
                                                                                        ------------------

Long-term debt                                                                                       5,422
Deferred revenue                                                                                    99,623
Deferred gain on sale - leaseback                                                                  199,523
                                                                                        ------------------

                  Total liabilities                                                                995,246
                                                                                        ------------------

Minority interest                                                                                3,149,946
                                                                                        ------------------

Commitments and contingency                                                                              -

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
       shares; issued and outstanding 16,370,052 shares                                            163,701
     Additional paid-in capital                                                                 20,531,967
     Accumulated deficit                                                                       (16,894,110)
     Deferred compensation                                                                        (311,366)
     Less 13,412 shares of treasury stock, at cost                                                    (234)
                                                                                        ------------------

                  Total stockholders' equity                                                     3,489,958
                                                                                        ------------------

                                                                                        $        7,635,150
                                                                                        ------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        F-2



                                                                      Consolidated Statement of Operations

                                                                                    Years Ended August 31,
------------------------------------------------------------------------------------------------------------------------------------




                                                                             1998              1997
                                                                       -----------------------------------

Product sales                                                          $       1,304,744  $        949,369
Grant and license revenue                                                        133,173           370,329
                                                                       -----------------------------------

                  Total revenues                                               1,437,917         1,319,698
                                                                       -----------------------------------

Costs and expenses:
     Cost of product sales                                                       707,399           388,445
     Research and development                                                    878,511           432,394
     Selling, general, and administrative                                      1,731,383         1,359,082
                                                                       -----------------------------------

                  Total costs and expenses                                     3,317,293         2,179,921
                                                                       -----------------------------------

                  Operating loss                                              (1,879,376)         (860,223)

Other income (expense):
     Interest income                                                             159,274            10,634
     Interest expense                                                             (8,373)          (22,936)
     Litigation settlement                                                     5,000,000                 -
                                                                       -----------------------------------

                  Net income (loss) before income taxes
                     and minority interest                                     3,271,525          (872,525)

Provision for income taxes - current                                            (221,000)                -
                                                                       -----------------------------------

                  Income (loss) before minority interest                       3,050,525          (872,525)

Minority interest in net income of subsidiary                                   (159,946)                -
                                                                       -----------------------------------

                  Net income (loss)                                    $       2,890,579  $       (872,525)
                                                                       -----------------------------------

Earnings (loss) per common share - basic                               $            .18   $           (.05)
                                                                       -----------------------------------

Earnings (loss) per  common share - assuming dilution                  $             .17  $           (.05)

                                                                       -----------------------------------

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                                                         F-3




                                                                                   BSD MEDICAL CORPORATION

                                                  Consolidated Statement of Stockholders' Equity (Deficit)

                                                                      Years Ended August 31, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------




                                            Additional    Deferred
                          Common Stock        Paid-In     Compen-    Accumulated       Treasury Stock
                     ----------------------                                       ------------------------
                       Shares     Amount      Capital      sation      Deficit      Shares        Amount
                     -------------------------------------------------------------------------------------

Balances,
September 1, 1996     16,176,980  $ 161,770  $ 20,341,418  $ (849,416) $ (18,912,164)   67,428   $ (14,867)

Amortization of
deferred compensation          -          -            -      405,170            -           -           -

Cancellation of stock
options                        -          -       (19,843)          -            -           -           -

Deferred
compensation related
to grant of stock              -          -        19,000     (19,000)           -           -           -
options

Treasury stock issued
for employees bonuses          -          -            -           -             -      (3,000)        630

Purchase of treasury
stock for cash                 -          -            -           -             -     170,500      (5,000)

Warrants issued for
services                       -          -        73,000          -             -           -           -

Net loss                       -          -            -           -        (872,525)        -           -
                      -------------------------------------------------------------------------------------

Balance,
August 31, 1997       16,176,980    161,770    20,413,575    (463,246)   (19,784,689)  234,928     (19,237)

Amortization of
deferred compensation          -          -            -      151,880            -          -            -

Donated shares                 -          -            -           -             -       5,412           -

Treasury stock issued
for services                   -          -        51,913          -             -    (226,928)     19,003

Common stock issued
for services             193,072      1,931        66,479          -             -          -            -

Net income                     -          -            -           -       2,890,579        -            -
                      -------------------------------------------------------------------------------------

Balance,
August 31, 1998       16,370,052  $ 163,701  $ 20,531,967  $ (311,366) $ (16,894,110)   13,412   $    (234)
                     -------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-4

                                                                                   BSD MEDICAL CORPORATION

                                                                      Consolidated Statement of Cash Flows

                                                                                    Years Ended August 31,
------------------------------------------------------------------------------------------------------------------------------------



                                                                                 1998              1997
                                                                       -----------------------------------
Cash flows from operations activities:
     Net income (loss)                                                 $       2,890,579  $       (872,525)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                            36,393            24,481
         Write-off of patents                                                          -            67,742
         Provision for losses on receivables                                           -           (46,694)
         Deferred gain on sale of building                                       (46,061)                -
         Gain on disposal of property and equipment                              (18,154)                -
         Deferred compensation                                                   151,880           386,170
         Stock compensation expense                                              139,326            73,000
         (Increase) decrease in:
              Receivables                                                        107,620           324,539
              Inventories                                                       (144,444)          (11,160)
              Prepaid expense and other assets                                   (78,132)           14,475
         Increase (decrease) in:
              Accounts payable                                                  (237,370)          190,926
              Accrued expenses                                                   188,706          (178,269)
              Deferred revenue                                                     6,747          (252,291)
              Minority interest                                                  159,946                 -
                                                                       -----------------------------------
                  Net cash provided by (used in)
                  operations activities                                        3,157,036          (279,606)
                                                                       -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                          (55,278)          (52,474)
     Proceeds from sale of building                                              446,545                 -
     Capital contribution from minority interest                               2,990,000                 -
                                                                       -----------------------------------
                  Net cash provided by (used in)
                  investing activities                                         3,381,267           (52,474)
                                                                       -----------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                      -           155,672
     Payments on long-term debt                                                 (190,869)         (156,657)
     Purchase of treasury stock                                                        -            (5,000)
                                                                       -----------------------------------
                  Net cash used in
                  financing activities                                          (190,869)           (5,985)
                                                                       -----------------------------------

Increase (decrease) in cash and cash equivalents                               6,347,434          (338,065)

Cash and cash equivalents, beginning of year                                      43,681           381,746
                                                                       -----------------------------------

Cash and cash equivalents, end of year                                 $       6,391,115  $         43,681
                                                                       -----------------------------------



------------------------------------------------------------------------------------------------------------------------------------



                                                                                                        F-5

                                                         BSD MEDICAL CORPORATION


                                      Notes to Consolidated Financial Statements

                                                        August 31, 1998 and 1997
--------------------------------------------------------------------------------


                    Business
1.   Summary of     BSD Medical  Corporation  (the  Company)  develops,
     Business and produces, markets, and services systems used for the Significant treatment of cancer and other diseases. These systems are Accounting sold worldwide. In addition, the Company currently has
     Policies       fifty-four percent interest in Thermatrx, Inc. (Thermatrx) a corporate  joint venture that is engaged in the  manufacture and sale of medical  equipment.  Principles of Consolidation
                    The consolidated  financial  statements include the accounts
                    of  the  Company,   and  its  subsidiary.   All  significant
                    intercompany balances and transactions have been eliminated.


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


                    Property and Equipment
                    Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

                    Other Assets
                    Other assets include certain intangibles which costs and are amortized over five years using the straight-line method. Amortization expense and accumulated amortization for the year ended August 31, 1998 and 1997, totaled approximately $13,000 and -0-, respectively.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



                    Income Taxes
1.   Summary of     The Company accounts for income taxes using the
     Business       asset and  liability  method.  Under the asset and liability
     and            method,  deferred tax assets and  liabilities are recognized
     Significant for the future tax consequences attributable to differences Accounting between the financial statement carrying amounts of existing
     Policies       assets  and  liabilities  and their  respective  tax  bases.
     Continued      Deferred  tax  assets and  liabilities  are  measured  using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


                    Earnings  (Loss) Per Share
                    The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

                    The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.


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

                    Concentration  of Credit  Risk
                    Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



                    Concentration  of Credit  Risk -  Continued
1.   Summary of     The Company has cash in bank and short-term investments that
     Business       at times, may exceed federally insured limits.  The Company
     and            has not experienced any losses in such accounts.  The
     Significant    Company believes it is not exposed to any significant credit
     Accounting     risk on cash and short-term investments.
     Policies
     Continued

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


                    Reclassifications
                    Certain accounts in the 1997 financial statements have been reclassified to conform with the current year presentation.


2.   Detail of      Details of certain  balance sheet  accounts at September 30,
     Accounts       1998, are as follows:
     Certain
     Balance
     Sheet

Receivables:
     Trade receivables                                    $         330,248
     Less allowance for doubtful
       accounts                                                     (10,000)
                                                          -----------------

                                                          $         320,248
                                                          -----------------




Inventories:
     Parts and supplies                                   $         342,205
     Work-in-process                                                128,681
     Finished goods                                                 215,784
                                                          -----------------

                                                          $         686,670
                                                          -----------------




--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Property and        Property and equipment consists of the following:
     Equipment




Equipment                                                 $         566,043
Furniture and fixtures                                              308,227
                                                          -----------------

                                                                    874,270

Less accumulated depreciation
  and amortization                                                 (778,165)
                                                          -----------------

                                                          $          96,105
                                                          -----------------



4.   Long-term           Long-term debt consists of the following:
     Debt



Note payable to a vendor, due in monthly
installments of $2,742, including interest at 9%,
maturing October 1, 1999                                  $          36,310

Note payable to an insurance company, due in
monthly installments of $2,125, including interest
at 9.6%, maturing June 1999                                          20,500
                                                          -----------------



                                                                     56,810

Less current portion                                                (51,388)
                                                          -----------------

                                                          $           5,422
                                                          -----------------



Future maturities of long-term debt are as follows:


Years Ending August 31:                                         Amount
                                                            ---------------
                           1999                             $        51,388
                           2000                                       5,422
                                                            ---------------

                                                            $        56,810
                                                            ---------------




--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Deferred       During the year ended August 31, 1998,  the Company  entered
     Gain           into a sale-leaseback  on its building.  The  sale-leaseback resulted in a gain of $325,513, of which $307,000 was deferred and is being credited to income as rent expense adjustments over the term of the lease. The lease requires monthly payments of $6,533 through November 2002.



Future minimum payments at August 31, 1998, are as follows:


Years Ending August 31,                                        Amount
                                                          -----------------
     1999                                                 $          78,396
     2000                                                            78,396
     2001                                                            78,396
     2002                                                            78,396
     2003                                                            19,599
                                                          -----------------

                                                          $         331,183
                                                          -----------------

Rent expense on this operating lease for the year ended August 31, 1998, amounted to approximately $59,000.


6.   Income         The Income tax  (provision)  benefit differs from the amount
     Taxes          computed at federal statutory rates as follows:




                                                    Years Ended
                                                     August 31,
                                         ----------------------------------
                                               1998             1997
                                         ----------------------------------

Income tax (provision) benefit at
  statutory rate                         $      (1,031,000)   $     297,000
Change in valuation allowance                      810,000         (297,000)
                                         ----------------------------------

                                         $        (221,000)   $           -
                                         ----------------------------------



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Income    Deferred tax assets (liabilities) are comprised of the following:
     Taxes
     Continued



Net operating loss carry forward                          $       3,060,000
Deferred compensation expense                                       340,000
Capital loss carry forward                                           86,000
Allowance for bad debt and reserves                                   6,000
General business credit carry forward                               123,000
AMT credit                                                           50,000
                                                          -----------------

                                                                  3,665,000

Valuation allowance                                              (3,665,000)
                                                          -----------------

                                                          $               -
                                                          -----------------



                    At August 31,  1998,  the Company has net  operating  losses
                    (NOL), research and experimentation tax credit (RETC), and investment tax credit (ITC) available to offset future taxable income and taxes payable as follows:


   Expiration
      Date              NOL                RETC                ITC
---------------------------------------------------------------------------

2000            $            577,000 $                - $                 -
2001                         236,000                  -               2,000
2002                       2,827,000              8,000                   -
2003                       2,122,000             41,000                   -
2005                       1,270,000             72,000                   -
2007                         190,000                  -                   -
2008                         100,000                  -                   -
2009                         671,000                  -                   -
2010                         170,000                  -                   -
2012                         837,000                  -                   -
                -----------------------------------------------------------

                $          9,000,000 $          121,000 $             2,000
                -----------------------------------------------------------

                    The Company has experienced a greater than 50 percent change of ownership. Consequently, use of the Company's carryovers against future taxable income in any one year may be limited and these carryovers may expire unutilized due to the limitation imposed by the change of ownership rules.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



                    Stock Options
7.   Stock          The Company's  1998 Employee Stock Option Plan
     Options        authorizes  the  granting  of  incentive  stock  options  to
     and            certain key employees and  nonemployees who provide services
     Warrants       to the  Company.  The  Plan  provides  for the  granting  of options for an aggregate of 2,000,000 shares. The options vest subject to management's discretion.

                    The Company's 1998 Director Stock Plan authorizes granting a total of $12,000 in cash and options to each nonemployee director. The Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant.


                    The Company's 1987 Employee Stock Option Plan, which has now expired, authorizes the granting of incentive options to certain key employees of the Company and nonqualified stock options to certain key employees, nonemployee directors, or individuals who provided services to the Company. The Plan, as amended, allowed for an aggregate of 950,000 shares to be granted. The options vested according to a set schedule of over a five-year period and expire upon the employee's termination, or after ten years from the date of grant.


                    In addition, the Board of Directors authorized the cancellation of all outstanding options previously issued under the 1987 option plan and reissuance of these options with an exercise price of $.10 per share, which will vest over a one to five year period. Each employee was granted options to purchase 3,000 shares per year of service performed at the Company, and the officers and directors were each granted options to purchase 35,000 shares. In addition, the Company granted 242,655 warrants to another entity at an exercise price of $.20 per share.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




7.   Stock          A schedule of the options and warrants are as follows:
     Options
     and
     Warrants
     Continued




                                                                Price Per
                                        Options     Warrants      Share
                                      -------------------------------------

Outstanding at September 1,
  1996                                   1,090,246           - $        .10
Granted                                     47,500     242,655  .10  to .20
Expired                                    (30,000)          -          .10
                                      -------------------------------------

Outstanding at August 31, 1997           1,107,746     242,655 $ .10 to .20
Granted                                     27,500           -          .25
                                      -------------------------------------

Outstanding at August 31, 1998           1,135,246     242,655 $ .10 to .25
                                      -------------------------------------



                    The Company has issued options to purchase shares of common stock to employees and nonemployees, at an exercise price of $.10 per share. For options granted to employees, the Company has recorded as deferred compensation the excess of the market value of common stock at the date of grant over the exercise price.

                    Stock options shown above include 162,065 options which were authorized by the Company's Board of Directors and not issued under the employee stock option plan discussed above. Of these 162,065 options 100,000 were issued to nonemployees, while 62,065 were issued to a related party.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




7.   Stock          The  Financial   Accounting   Standards   Board  has  issued
     Options        Statement  of  Financial   Accounting   Standards  No.  123,
     and            "Accounting for Stock-Based  Compensation"  (SFAS 123) which
     Warrants       established financial accounting and reporting standards for
     Continued      stock-based  compensation.  The new standard  defines a fair value method of accounting  for an employee  stock option or similar equity instrument. This statement gives entities the choice between  adopting the fair value method or continuing
                    to  use  the   intrinsic   value  method  under   Accounting
                    Principles   Board  (APB)   Opinion  No.  25  with  footnote
                    disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                        Years Ended
                                                         August 31,
                                            ------------------------------------
                                                       1998              1997
                                            ------------------------------------

Net income (loss) - as reported             $        2,890,579   $     (872,525)
Net income (loss) - pro forma               $        2,883,894   $     (881,898)
Diluted earnings (loss) per share - as
   reported                                 $              .17   $         (.05)
Diluted earnings (loss) per share -
  pro forma                                 $              .17   $         (.05)
                                            ------------------------------------



                    The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                        August 31,
                                            -----------------------------------
                                                   1998             1997
                                            -----------------------------------

Expected dividend yield                     $                   $              -
Expected stock price volatility                            139%             229%
Risk-free interest rate                                    5.6%             6.3%
Expected life of options                                5 years          5 years
                                            -----------------------------------



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Stock          The weighted average fair value of options granted during
     Options        1998 and 1997 are $.22 and $.10, respectively.
     and
     Warrants       The  following  table  summarizes  information  about  stock
     Continued      options and warrants outstanding at August 31, 1998:


                                                        Options and Warrants
                 Options and Warrants Outstanding            Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices       8/31/98      (Years)       Price       8/31/98       Price
--------------------------------------------------------------------------------

$ .10 - .25    1,377,901       2.8         $ .12        1,060,397    $ .12

--------------------------------------------------------------------------------



8.   Grant          In a prior year,  the  Company  was awarded a federal  grant
     and            from  the  National   Cancer   Institute  for  research  and
     License        development.  No revenues or expenses were recognized  under
     Revenue        this grant during the year ended August 31, 1998. During the
                    year  ended   August  31,  1997,   $138,499  and   $117,699,
                    respectively, of revenues and expenses were recognized under this grant.





9.   Foreign        Sales to foreign customers are as follows:
     Customer
     and Major
     Customer

                                                    Years Ended
                                   August 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Europe                                  $          903,849 $        795,420
Far East                                           194,824                -
Other                                                    -           35,000
                                        -----------------------------------

                                        $        1,098,673 $        830,420
                                        -----------------------------------



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




9.   Foreign        During the years ended August 31, 1998 and 1997, the Company
     Customers      had sales to a major customer which amounted to $888,516 and
     and Major      $692,542, respectively.
     Customer
     Continued



10.  Related        During the years ended August 31, 1998 and 1997, the Company
     Party          had sales to a  stockholder  of  approximately  $888,000 and
     Transactions   $693,000.


11.  Supplemental   During the year ended  August 31,  1998,  the Company sold a
     Cash Flow      building with a book value of $213,259, debt of $93,741, and
     Information    recognized a deferred gain of $307,000.


                    Actual amounts paid for interest and income taxes are as follows:


                                                    Years Ended
                                   August 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Interest expense                        $            8,373 $         22,936
                                        -----------------------------------

Income taxes                            $               -  $             -
                                        -----------------------------------



12. Commitments     The  Company  has an  employment  agreement  with the acting
    and             president of the Company.  The  agreement  provides that the
    Contingencies   president's  salary will be based upon a  reasonable  mutual
                    agreement.   Additionally,   in  the  case  of  nonvoluntary
                    termination, the acting president will receive severance pay for a one year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one year severance pay would be an average of the acting president's salary for the immediate twelve month period prior to termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and $1,000 for any newly issued patents.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Commitments    The Company has an exclusive  worldwide license for a unique
     and            temperature probe. The license will remain in effect as long
     Contingencies as the technology does not become publicly known as a result Continued of actions taken by the licensor. The Company pays royalties based upon its sales of this probe.  Royalties accrued as of
                    August  31,  1998 and 1997,  are  approximately  $1,000  and
                    $5,000,   respectively.    Royalty   expense   amounted   to
                    approximately  $9,000 and $8,000 for the years ended  August
                    31, 1998 and 1997, respectively.


13. Fair Value of None of the Company's financial instruments are held for Financial trading purposes. The Company estimates that the fair value Instruments of all financial instruments at August 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


14.  Earnings Per   In February 1997, the Financial  Accounting  Standards Board
     Share          issued Statement of Financial  Accounting  Standards No. 128
                    (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted  earnings per share,  instead of the primary and fully  diluted EPS as
                    previously   required.   The  new  standard   also  requires
                    additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported.
                    During the year ended August 31, 1998, the Company adopted this standard.




--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Earnings Per   Earnings per share  information in accordance  with SFAS 128
     Share          is as follows:
     Continued


                           Year Ended August 31, 1998
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net income                       $      2,890,579
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Income available to
  common stockholders                   2,890,579       16,214,000 $         .18
                                                                  --------------
Effect of Dilutive Securities
Stock options/warrants                          -          960,000
                                 ---------------------------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                    $      2,890,579       17,174,000 $         .17
                                 -----------------------------------------------



                           Year Ended August 31, 1997
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $       (872,525)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                    (872,525)      16,177,000 $       (.05)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $       (872,525)      16,177,000 $       (.05)
                                 -----------------------------------------------




--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Litigation During 1998, the Company settled litigation with Urologix. Settlement Pursuant to the settlement agreement, Urologix paid an aggregate  total  of  $5,000,000  to  the  Company  and  its
                    subsidiary.  As part of settlement, Urologix maintains   its
                    non-exclusive license to certain patents.



--------------------------------------------------------------------------------