Form 10QSB
period 1998-11-30
BSD MEDICAL CORP
filed 1999-01-19
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

        For the Quarterly Period Ended November 30, 1998.

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
Yes [X]    No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                  Outstanding as of January 19, 1999
 Common stock, $.01 Par Value                 16,356,640



Transitional Small Business Disclosure Format (Check
one):   Yes [  ]   No  [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSD MEDICAL CORPORATION
                    Condensed Consolidated Balance Sheet
                                 (Unaudited)

                        Assets
                                                          Nov. 30,
                                                            1998
Current assets:                                           ---------
  Cash and cash equivalents                             $ 5,687,095
  Receivables                                               330,036
  Inventories                                               689,817
  Prepaid expenses                                           15,375
  Deposits                                                   38,757
                                                          ---------
     Total current assets                                 6,761,080

Property and equipment, net                                 100,225
Other asset, net                                              2,042
Long-term trade receivables                                  47,486
                                                          ---------
                                                        $ 6,910,833
                                                          =========
         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                      $   126,917
  Accrued expenses                                          232,097
  Current portion of long-term debt                          35,828
  Current portion of deferred revenue                        71,534
  Current portion of deferred gain on sale - leaseback       46,062
                                                          ---------
    Total current liabilities                               512,438
                                                          ---------
Long-term debt                                                5,422
Deferred revenue                                             99,623
Deferred gain on sale - leaseback                           199,523
                                                          ---------
    Total liabilities                                       817,006
                                                          ---------
Minority interest                                         2,989,039
                                                          ---------
Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000
    shares; issued 16,370,052 shares                        163,701
  Additional paid-in capital                             20,531,967
  Accumulated deficit                                   (17,283,075)
  Deferred compensation                                    (307,566)

    Less 13,412 shares of treasury stock, at cost              (234)
                                                          ---------
    Total stockholders' equity                            3,104,793
                                                          ---------
                                                        $ 6,910,833
                                                          =========
See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Operations
                              (Unaudited)
                  Quarters ended November 30, 1998 and 1997


                                                         Nov. 30    Nov. 30
                                                           1998       1997
                                                        ---------  ---------
Product sales                                          $   79,350    575,530
Grant and license revenue                                       -     67,863
                                                        ---------  ---------
    Total revenues                                         79,350    643,393
                                                        ---------  ---------
Costs and expenses:
  Cost of product sales                                    68,560    201,263
  Research and development                                426,651     66,539
  Selling, general, and administrative                    397,103    249,438
                                                        ---------  ---------
    Total costs and expenses                              892,313    517,240
                                                        ---------  ---------
    Operating income (loss)                              (812,963)   126,153

Other income (expense):
  Interest income                                          70,218        758
  Interest expense                                         (1,178)    (4,738)
  Other, net                                               23,046         50
                                                        ---------  ---------
    Total other income (expense)                           92,686     (3,930)
                                                        ---------  ---------
    Net income (loss) before minority interest
      and income taxes                                   (720,877)   122,223

Benefit for income taxes - current                        171,000          -
                                                        ---------  ---------
    Income (loss) before minority interest               (549,877)   122,223

Minority interest in net loss of subsidiary               160,912          -
                                                        ---------  ---------
    Net income (loss)                                    (388,965)   122,223
                                                        =========  =========

Net income (loss) per common and common
  equivalent share                                     $    (0.02)      0.01
                                                       ========== ==========
Weighted average number of shares outstanding          16,370,000 17,314,726
                                                       ========== ==========

See accompanying notes to financial statements.

                      BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Cash Flows
                          (Unaudited)
           Quarters ended November 30, 1998 and 1997


Increase (Decrease) in Cash and Cash Equivalents
                                                          Nov. 30    Nov. 30
                                                           1998       1997
                                                         ---------  ---------
Cash flows from operations activities:
  Net income (loss)                                    $ (388,965)   122,223
  Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating
   activities:
    Depreciation and amortization                           6,576      5,794
    Deferred compensation                                   3,800      3,800
    Write-off of equipment                                 29,411          -
    Deferred gain on sale of building                     (15,354)         -
    (Increase) decrease in:
      Receivables                                          (9,788)   217,981
      Inventories                                         (32,558)     5,847
      Prepaid expenses and other assets                    37,352        485
    Increase (decrease) in:
      Accounts payable                                     40,369    (26,083)
      Accrued expenses                                   (164,522)   187,166
      Deferred revenue                                    (23,173)   (20,049)
      Minority interest                                  (160,912)         -
                                                         ---------  ---------
            Net cash provided by (used in) operations
             activities                                  (677,764)   497,164
                                                         ---------  ---------
Cash flows from investing activities:
  Purchase of property and equipment                      (10,696)         -
                                                         ---------  ---------
Cash flows from financing activities:
  Net proceeds from (payments on) short-term
   notes payable                                                -   (158,103)
  Principal payments on capital lease obligation                -    (12,659)
  Principal payments on long-term debt obligation         (15,560)    (6,824)
                                                         ---------  ---------
             Net cash used in financing activities        (15,560)  (177,586)
                                                         ---------  ---------
Increase (decrease) in cash and cash equivalents      $  (704,620)   319,578

Cash and cash equivalents, beginning of period          6,391,115     43,681
                                                         ---------  ---------
Cash and cash equivalents, end of period              $ 5,687,095    363,259
                                                        ==========  =========
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest              $     1,178      4,738

                     BSD MEDICAL CORPORATION
      Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

   The Condensed Consolidated Balance Sheet as of November 30, 1998, and the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flow for the quarters ended November 30, 1998, and November 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of November 30, 1998, have been made. BSD currently has fifty-four percent interest in a subsidiary, TherMatrx, thus, the financial statements for the two companies have been consolidated. All material intercompany balances and transactions have been eliminated.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended November 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income (Loss) Per Common Share

   Net Income (Loss) per common share for the quarters ended November 30, 1998, and November 30, 1997, are based on the weighted average number of shares outstanding during the respective periods. Common stock equivalents have not been included in the November 30, 1998, quarter, as they are anti-dilutive.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Consolidated Total assets decreased to $6,910,832 at November 30, 1998, a decrease of $724,318, as compared to $7,635,150 at
August 31, 1998. Non-consolidated Total assets for the quarter ended November 30, 1998, decreased to $3,109,613, a decrease of $789,263, or 20.24%, as compared to $3,898,876 at August 31,
1998, primarily due to a decrease in cash. Consolidated Cash decreased to $5,687,095, as compared to $6,391,115 at August 31, 1998. Non-consolidated Cash decreased to $2,466,217, a decrease of $331,815, or 11.86%, as compared to $2,798,032 at August 31,
1998, primarily due to use of cash for working capital.

   Consolidated Receivables increased to $330,036, a slight increase of $9,788, or 3.06%, as compared to August 31, 1998, which was caused by normal periodic fluctuations. Consolidated Total inventories increased to $689,817, an increase of $32,558, or 4.95%, as compared to August 31, 1998, due to periodic business fluctuations.

  Consolidated Total current liabilities decreased to $572,438, a decrease of $178,240, or 25.81%. The decrease was primarily caused by reductions in notes payable, deferred revenue, and accrued expenses.

   The Company has long term receivables for field service contracts, as of November 30, 1998, of $47,486.

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

Results of Operations:

Three Months ended November 30, 1998

   Consolidated Net Sales for the three months ended November 30, 1998, decreased by $564,043, or 86.67% as compared to the three months ended November 30, 1997. The decrease was primarily caused by a delay in receipt and processing of European orders while the Company obtains the CE Mark approval on the new BSD-2000/3D system, now required for sales to all European Union (EU) countries. The Company anticipates receipt of CE Mark approval by the end of this fiscal year.

   Consolidated Gross profit on product sales was $10,790 in the quarter ended November 30, 1998, a decrease of $363,477, or 97.12%, as compared to $374,267 in the quarter ended November 30, 1997, as a result of the decrease in sales (see above).

   Consolidated Selling, General and Administrative Expenses totaled $397,103, an increase of $147,665, or 59.20%, as compared with the corresponding three months in the previous year. Non-consolidated Selling, General and Administrative Expenses totaled $163,511, a decrease of $85,927, or 34.45%, as compared with the corresponding three months in the previous year. The decrease was primarily caused by a reduction in legal costs due to settlement of the lawsuit with Urologix (see Note 15 to Financial Statements, August 31, 1998 10-KSB).

    Consolidated Research and Development Expenses totaled $426,650, an increase of $360,061, or 541.20%. Non-consolidated Research and Development Expenses totaled $110,993, an increase of $44,454, or 66.80%. The increase was caused by increased resources devoted to completion of the BSD-2000/3D/MR system, and costs associated with obtaining CE Mark approval for this system, as well as development of a new, low-cost, PC-based system for the treatment of site specific tumors, including prostate carcinoma, head and neck tumors, and cervical carcinoma.

   Consolidated Total Costs and Expenses were $892,313, an increase of $375,073, or 72.51%, as compared with $517,240 in the corresponding three months in the previous fiscal year. Non-consolidated Total Costs and Expenses were $361,182, a decrease of $156,058, or 30.17%. This decrease was primarily caused by the aforementioned decrease in legal costs and above referenced decrease in sales and thus cost of product sales.

   Consolidated Interest Expense in the three months ended November 30, 1998, was $1,178, as compared with the $4,738 of Interest Expense in the three months ended November 30, 1997. The decrease was caused by lower interest costs associated with notes payable as they reach maturity. Consolidated Interest Income in the three months ended November 30, 1998, was $70,218.

  Consolidated Net Loss for the quarter ending November 30, 1998, was $388,965, compared with a Net Income for the quarter ending November 30, 1997 of $122,223. Non-consolidated Net Loss for the quarter ended November 30, 1998, was $200,066 as compared to a Net Income of $122,223 for the quarter ended November 30, 1997. The difference from 1997 to 1998 was primarily due to a decrease in sales and an increase in research and development costs.

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


                              BSD MEDICAL CORPORATION



Date: January 19, 1999                 by: /s/  Paul F. Turner
                                          Paul F. Turner
                                          Chairman of the Board,
                                          Acting President, and
                                          Senior Vice President of Research