Form 10QSB
period 1999-02-28
BSD MEDICAL CORP
filed 1999-04-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended February 28, 1999.

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


            Class            Outstanding as of April 13, 1999
 Common stock, $.01 Par Value           16,356,640



Transitional Small Business Disclosure Format (Check  one): Yes[  ]  No[X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSD MEDICAL CORPORATION
                    Condensed Consolidated Balance Sheet
                                 (Unaudited)

                        Assets                             Feb. 28,
                                                             1999
Current assets:                                           ----------
  Cash and cash equivalents                              $ 5,004,156
  Receivables                                                287,665
  Inventories                                                750,398
  Prepaid expenses                                            10,250
  Deposits                                                    10,338
                                                          ----------
    Total current assets                                   6,062,807

Property and equipment, net                                  107,017
Other asset, net                                               2,041
Long-term trade receivables                                   47,486
                                                          ----------
                                                         $ 6,219,351
                                                          ==========

         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                       $    87,617
  Accrued expenses                                           141,506
  Current portion of long-term debt                           22,068
  Current portion of deferred revenue                         46,827
  Current portion of deferred gain on sale - leaseback        61,416
                                                          ----------
    Total current liabilities                                359,434
                                                          ----------

Long-term debt                                                 5,422
Deferred revenue                                              97,339
Deferred gain on sale - leaseback                            168,815
                                                          ----------
    Total liabilities                                        631,010
                                                          ----------
Minority interest                                          2,847,360
                                                          ----------
Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000
    shares; issued 16,370,052 shares                         163,701
  Additional paid-in capital                              20,531,967
  Accumulated deficit                                    (17,646,887)
  Deferred compensation                                     (307,566)
    Less 13,412 shares of treasury stock, at cost               (234)
                                                          ----------
    Total stockholders' equity                             2,740,981
                                                          ----------
                                                         $ 6,219,351
                                                          ==========
See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Operations
                                 (Unaudited)
                  Quarters ended February 28, 1999 and 1998


                                       Three Months          Six Months
                                          Ended:                Ended:
                                    -------------------  -------------------
                                     Feb. 28,  Feb. 28,   Feb. 28,  Feb. 28,
                                       1999      1998       1999      1998
                                    --------- ---------  --------- ---------
Product sales                      $   97,070   185,326 $  176,420   760,856
Grant and license revenue              23,780    65,310     23,780   133,173
                                    --------- ---------  --------- ---------
    Total revenues                    120,850   250,636    200,200   894,029
                                    --------- ---------  --------- ---------

Costs and expenses:
  Cost of product sales               103,327   108,558    171,887   309,822
  Research and development            270,632    77,685    697,282   144,223
  Selling, general, and               293,468   345,606    690,571   595,044
   administrative                   --------- ---------  --------- ---------

    Total costs and expenses          667,427   531,849  1,559,740 1,049,089
                                    --------- ---------  --------- ---------
    Operating income (loss)          (546,577) (281,213)(1,359,540) (155,060)

Other income (expense):
  Interest income                      55,344     3,229    125,562     3,987
  Gain on settlement of accounts            -     7,103          -     7,103
   payable
  Interest expense                       (850    (1,505)    (2,028)   (6,243)
  Other, net                          (13,404)   34,394      9,642    34,444
                                    --------- ---------  --------- ---------

    Total other income (expense)       41,090    43,221    133,176    39,291
                                    --------- ---------  --------- ---------
    Net income (loss) before         (505,487) (237,992)(1,226,364) (115,769)
     minority interest and
     income taxes
Benefit for income taxes - current          -         -    171,000         -
                                    --------- ---------  --------- ---------
    Income (loss) before minority    (505,487) (237,992)(1,055,364)        -
     interest
Minority interest in net income
 (loss) of subsidiary                 141,675         -    302,587         -
                                    --------- ---------  --------- ---------
    Net income (loss)                (363,812) (237,992)  (752,777) (115,769)
                                    ========= =========  ========= =========

Net income (loss) per common and
 common equivalent share           $    (0.02)    (0.01) $   (0.05)    (0.01)
                                    ========= =========  ========= =========

Weighted average number of shares 16,370,000 16,177,000 16,370,000 16,177,000
 outstanding                      ========== ========== ========== ==========


See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                 Six Months ended February 28, 1999 and 1998

Increase (Decrease) in Cash and Cash Equivalents        Feb. 28,    Feb. 28,
                                                          1999        1998
                                                      ----------   ----------
Cash flows from operations activities:
  Net income (loss)                                  $  (752,777)    (115,769)
  Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating
   activities:
    Depreciation and amortization                         15,856        9,902
    Gain on settlement of accounts payables                    -       (7,103)
    Deferred compensation                                  3,800        3,800
    Write-off of equipment                                30,612            -
    Deferred gain on sale of building                          -     (291,647)
    Recognized gain on sale of building                  (30,708)     (33,837)
    (Increase) decrease in:
      Receivables                                         32,583      203,630
      Inventories                                        (93,139)    (118,079)
      Prepaid expenses and other assets                   70,897        9,131
    Increase (decrease) in:
      Accounts payable                                     1,069      (15,765)
      Accrued expenses                                  (255,113)     285,954
      Deferred revenue                                   (50,164)     277,110
      Minority interest                                 (302,586)           -
                                                      ----------   ----------
        Net cash provided by (used in) operations
         activities                                   (1,329,670)     207,327

Cash flows from investing activities:
  Purchase of property and equipment                     (27,969)      (2,067)
  Proceeds from sale of fixed asset                            -      446,545
                                                      ----------   ----------
        Net cash provided by (used in) investing
         activities                                      (27,969)     444,478
                                                      ----------   ----------
Cash flows from financing activities:
  Net proceeds from (payments on) short-term notes       (14,222)    (164,227)
   payable
  Principal payments on capital lease obligation               -      (12,659)
  Principal payments on long-term debt obligation        (15,098)     (13,803)
                                                      ----------   ----------
        Net cash used in financing activities            (29,320)    (190,689)
                                                      ----------   ----------

Increase (decrease) in cash and cash equivalents     $(1,386,959)     461,116
Cash and cash equivalents, beginning of period         6,391,115       43,681
                                                      ----------   ----------
Cash and cash equivalents, end of period             $ 5,004,156      504,797


Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the period for interest             $     2,028        6,243

                     BSD MEDICAL CORPORATION
      Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

    The Condensed Consolidated Balance Sheet as of February 28, 1999, and the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flow for the
quarters   ended   February   28,   1999,  and   February   28,   1998,   have
been   prepared   by   the  Company  without  audit.   In   the   opinion   of
management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 28, 1999, have been made. BSD currently has fifty-four percent interest in a subsidiary, TherMatrx, thus, the financial statements for the two companies have been consolidated. All material intercompany balances and transactions have been eliminated.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 28, 1999,
are   not   necessarily  indicative  of  the  results  to  be   expected   for
the full year.

Note 2. Net Income (Loss) Per Common Share

    Net   Income   (Loss)   per   common  share   for   the   quarters   ended
February 28, 1999, and February 28, 1998, are based on the weighted average number of shares outstanding during the respective periods. Common stock equivalents have not been
included   in   the   February  28,  1999,  quarter,   as   they   are   anti-
dilutive.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Consolidated Total Assets decreased to $6,219,351 at February 28, 1999, a decrease of $1,415,799, as compared to $7,635,150 at
August 31, 1998. Non-consolidated Total Assets for the quarter ended February 28, 1999, decreased to $3,383,864, a decrease of $515,012, or 13.21%, as compared to $3,898,876 at August 31,
1998, primarily due to a decrease in cash. Consolidated Cash decreased to $5,004,156, as compared to $6,391,115 at August 31, 1998. Non-consolidated Cash decreased to $2,085,422, a decrease of $712,610, or 25.47%, as compared to $2,798,032 at August 31,
1998, primarily due to use of cash for working capital.

   Consolidated Receivables decreased to $287,665, a decrease of $32,583, or 10.17%, as compared to August 31, 1998, which was caused by normal periodic fluctuations. Consolidated Total inventories increased to $750,398, an increase of $93,139, or 14.17%, as compared to August 31, 1998, due to periodic business fluctuations.

  Consolidated Total Current liabilities decreased to $359,434, a decrease of $331,244, or 47.96%. The decrease was primarily caused by reductions in notes payable and accrued expenses.

   The Company has long term receivables for field service contracts, as of February 28, 1999, of $47,486.

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

Results of Operations:

Six Months ended February 28, 1999

   Consolidated Net Sales for the six months ended February 28, 1999, decreased by $584,374, or 76.81% as compared to the six months ended February 28, 1998. The decrease was primarily caused by a delay in receipt and processing of European orders while the Company obtains CE Marking approval on the new BSD-2000/3D system, now required for sales to all European Union (EU) countries. The Company anticipates receipt of CE Mark approval by the end of this fiscal year.

   Consolidated Gross profit on product sales was $4,595 in the quarter ended February 28, 1999, a decrease of $446,439, or 98.98%, as compared to $451,034 in the quarter ended February 28, 1998, as a result of the decrease in sales (see above).

   Consolidated Selling, General and Administrative Expenses totaled $690,571, an increase of $95,527, or 16.05%, as compared with the corresponding six months in the previous year, due to periodic fluctuations. Non-consolidated Selling, General and Administrative Expenses totaled $281,114, a decrease of $313,930, or 52.76%, as compared with the corresponding six months in the previous year. The decrease was primarily caused by a reduction in legal costs due to settlement of the lawsuit with Urologix (see Note 15 to Financial Statements, August 31, 1998 10-KSB).

    Consolidated Research and Development Expenses totaled $697,282, an increase of $553,059, or 383.47%. Non-consolidated Research and Development Expenses totaled $228,596, an increase of $84,373, or 58.50%. The increase was due to increased resources devoted to completion of the BSD-2000/3D/MR system, and costs associated with obtaining CE Marking approval for this system, as well as development of a new, low-cost, PC-based system for the treatment of site specific tumors, including prostate carcinoma, head and neck tumors, and cervical carcinoma.

   Consolidated Total Costs and Expenses were $1,559,740, an increase of $510,651, or 48.68%, as compared with $1,049,089 in the corresponding six months in the previous fiscal year. Non-consolidated Total Costs and Expenses were $413,437, a decrease of $635,652, or 60.59%. This decrease was primarily caused by the aforementioned decrease in legal costs and above referenced decrease in sales and thus cost of product sales.

   Consolidated Interest Expense in the six months ended February 28, 1999, was $2,028, as compared with the $6,243 of Interest Expense in the six months ended February 28, 1998. The decrease was caused by lower interest costs associated with notes payable as they reach maturity. Consolidated Interest Income in the six months ended February 28, 1999, was $125,562.

   Consolidated Net Loss for the six months ended February 28, 1999, was $752,777, compared with a Net Loss for the six months ended February 28, 1998 of $115,769. Non-consolidated Net Loss for the six months ended February 28, 1999, was $619,378. The difference from 1998 to 1999 was primarily due to a decrease in sales and an increase in research and development costs.

Three Months ended February 28, 1999

   Consolidated Net Sales for the three months ended February 28, 1999, decreased by $88,256, or 47.62% as compared to the three months ended February 28, 1998. The decrease was primarily caused by a delay in receipt and processing of European orders while the Company obtains CE Marking approval on the new BSD-2000/3D system, now required for sales to all European Union (EU) countries. The Company anticipates receipt of CE Mark approval by the end of this fiscal year.

  Consolidated Gross profit on product sales went from $76,770 in the quarter ended February 28, 1998, to a loss of $6,257 in the quarter ended February 28, 1999 as a result of the decrease in sales (see above).

   Consolidated Selling, General and Administrative Expenses totaled $293,468, a decrease of $52,138, or 15.09%, as compared with the corresponding three months in the previous year. Non-consolidated Selling, General and Administrative Expenses totaled $174,353, a decrease of $171,253, or 49.55%, as compared with the corresponding three months in the previous year. The decrease was primarily caused by a reduction in legal costs due to settlement of the lawsuit with Urologix (see Note 15 to Financial Statements, August 31, 1998 10-KSB).

    Consolidated Research and Development Expenses totaled $270,632, an increase of $192,947, or 248.37%. Non-consolidated Research and Development Expenses totaled $117,603, an increase of $39,918, or 51.38%. The increase was due to increased resources devoted to completion of the BSD-2000/3D/MR system, and costs associated with obtaining CE Marking approval for this system, as well as development of a new, low-cost, PC-based system for the treatment of site specific tumors, including prostate carcinoma, head and neck tumors, and cervical carcinoma.

   Consolidated Total Costs and Expenses were $667,427, an increase of $135,578, or 25.49%, as compared with $531,849 in the corresponding three months in the previous fiscal year. Non-consolidated Total Costs and Expenses were $413,437, a decrease of $118,412, or 22.26%. This decrease was primarily caused by the aforementioned decrease in legal costs and above referenced decrease in sales and thus cost of product sales.

   Consolidated Interest Expense in the three months ended February 28, 1999, was $850, as compared with the $1,505 of Interest Expense in the three months ended February 28, 1998. The decrease was caused by lower interest costs associated with notes payable as they reach maturity. Consolidated Interest Income in the three months ended February 28, 1999, was $55,344.

  Consolidated Net Loss for the quarter ending February 28, 1999, was $363,812, compared with a Net Loss for the quarter ending February 28, 1998 of $237,992. Non-consolidated Net Loss for the quarter ended February 28, 1999, was $252,998 as compared to a Net Loss of $237,992 for the quarter ended February 28, 1998. The difference from 1998 to 1999 was primarily due to a decrease in sales and an increase in research and development costs.


   YEAR 2000 COMPLIANCE. All of BSD Medical's systems are fully Year 2000 (Y2K) compliant, with the exception of some BSD-500 and BSD-2000 systems that use either a 68000 or 68020 computer system. Beginning January 1, 2000, these systems will display an error message when the system is first started, indicating the system has an invalid date. The Company is in the process of rewriting the software for both of these systems, which will make these systems Y2K compliant and permit unrestricted use. The cost to BSD Medical to address this issue is not material - less than $10,000. The new software is available for customer purchase. In the event that a customer elects not to purchase the updated software, their system can still be operated by manually entering a year between 1985 and 1999. The system operations and calculations do not include any date driven functions and therefore the systems will not exhibit any change in performance due to the arrival of the year 2000; rather the date is used only as a method to identify the treatment record. Thus, the use of an invalid date does not create any material risks. These systems are not connected to any other computer systems, as they are stand-alone systems.

   The Company has installed software upgrades for its accounting and manufacturing systems that are warranted by the vendors to be Y2K compatible. The Company is currently evaluating its other computerized systems. The aggregate costs to upgrade systems for Y2K compliance appear to be below $13,000, and these costs will be amortized over five years. There do not appear to be any other material internal issues at this time.

   The Company has been talking to vendors and customers but has not yet determined the Y2K readiness of these entities. However, the Company is monitoring the Y2K progress of its vendors, customers, and payors to determine the potential impact to the Company.

   FORWARD OUTLOOK AND RISKS. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements.

  This form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. These forward-
looking   statements   are  based  on   the   Company's   current
expectations.    Although   the   Company   believes   that   the
expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

   CHANGING REGULATORY ENVIRONMENT. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. See "Government Regulation" in the Company's fiscal 1998 10-KSB.


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


                              BSD MEDICAL CORPORATION



Date:  April 13, 1999         by: /s/  Paul F. Turner
                              Paul F. Turner
                              Chairman of the Board, Acting President,
                              and  Senior  Vice  President  of Research