Form 10QSB
period 1999-05-31
BSD MEDICAL CORP
filed 1999-07-15
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended May 31, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                Outstanding as of July 14, 1999
 Common stock, $.01 Par Value               16,661,012



Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     BSD MEDICAL CORPORATION

                    Condensed Balance Sheets
                           (Unaudited)
                Assets                        May 31,
                                                1999
                                           ------------
Current assets:
  Cash and cash equivalents               $  1,941,624
  Receivables                                   98,418
  Inventories                                  935,752
  Prepaid Expenses                               5,125
  Deposits                                       9,437
                                           ------------
    Total current assets                     2,990,356
                                           ------------

Property and equipment, net                     86,253
Long-term trade receivables                     47,486
Investment in TherMatrx, Inc.                    1,394
                                           ------------
                                          $  3,125,489
                                           ------------

    Liabilities and Stockholders' Equity

Current liabilities:
  Current portion on deferred gain on sale      61,416
   - leaseback
  Current portion of long-term debt             13,406
  Current portion of deferred revenue           81,530
  Accounts payable                              85,310
  Accrued expenses                             362,074
                                           ------------
    Total current liabilities                  603,736
                                           ------------

Long-term debt                                       -
Deferred gain on building transaction          153,461
Deferred revenue                                40,923
                                           ------------
    Total liabilities                          798,120
                                           ------------
Stockholders' equity:
  Common stock, $.01 par value; authorized
    20,000,000 shares; issued and
    outstanding 16,661,012, shares             166,406
  Additional paid-in capital                20,674,750
  Accumulated deficit                      (18,354,067)
  Deferred compensation                       (159,486)
  Common stock in treasury 13,412 shares,         (234)
    at cost                                ------------

    Net stockholders' equity                 2,327,371
                                           ------------
                                         $   3,125,489
                                           ============

                           BSD MEDICAL CORPORATION

               Condensed Statements of Operations
                           (Unaudited)
          Periods ended May 31, 1999, and May 31, 1998


                                     Three Months              Nine Months
                                        Ended:                    Ended:
                              ------------------------  ------------------------
                                May 31,      May 31,      May 31,      May 31,
                                  1999        1998          1999         1998
                              -----------  -----------  -----------  -----------
Product sales                $    81,086      763,300  $   308,693    1,524,155
Grant and license revenue              -            -       23,780      133,173
                              -----------  -----------  -----------  -----------
    Total revenues                81,086      763,300      332,473    1,657,328
                              -----------  -----------  -----------  -----------

Costs and expenses:
  Cost of product sales          138,572      269,293      346,732      579,115
  Research and development       141,789      110,728      370,384      254,951
  Selling, general, and          430,190      186,642      779,224      781,686
   administrative             -----------  -----------  -----------  -----------

    Total costs and expenses     710,551      566,663    1,496,340    1,615,752
                              -----------  -----------  -----------  -----------
    Operating income (loss)     (629,465)     196,637   (1,163,867)      41,576

Other income (expense):
  Equity Earnings in TherMatrx  (120,046)           -     (408,591)           -
  Interest income                 20,515        3,549       77,023        7,536
  Settlement of litigation             -    2,950,000            -    2,950,000
  Interest expense                  (404)      (1,203)      (2,432)      (7,446)
  Other, net                      22,221      102,237       37,911      143,785
                              -----------  -----------  -----------  -----------
    Total other income (expense) (77,714)   3,054,583     (296,089)   3,093,875
                              -----------  -----------  -----------  -----------
    Net income (loss)        $  (707,179)   3,251,220  $(1,459,956)   3,135,451
                              ===========  ===========  ===========  ===========

Basic net income (loss) per
 common and common           $      (.04)         .20  $      (.09)         .19
 equivalent share             -----------  -----------  -----------  -----------

Diluted net income (loss)
 per common and common       $         -          .19  $         -          .18
 equivalent share             -----------  -----------  -----------  -----------

Weighted average number of
 shares outstanding
  Primary                     16,661,000   16,177,000   16,661,000   16,177,000
                              -----------  -----------  -----------  -----------
  Diluted                              -   17,087,000            -   17,287,000
                              -----------  -----------  -----------  -----------

See accompanying notes to financial statements.

                           BSD MEDICAL CORPORATION

         Condensed Statements of Cash Flows (Unaudited)
        Nine Months ended May 31, 1999, and May 31, 1998

Increase (Decrease) in Cash and Cash            May 31,       May 31,
Equivalents                                      1999          1998
                                             -----------   -----------
Cash flows from operating activities:
  Net income (loss)                         $(1,459,956)    3,135,451
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                17,674        14,150
    Loss on joint venture                       408,591             -
    Gain on settlement of accounts payables           -        (7,103)
    Deferred compensation                       151,880       151,880
    Stock issued for compensation               145,489             -
    Deferred gain on sale of asset              (46,062)     (276,293)
    Recognized gain on sale of asset                  -       (49,191)
    (Increase) decrease in:
      Receivables                               230,920      (126,968)
      Inventories                              (311,476)      (52,959)
      Prepaid expenses and deposits              16,406        14,257
    Increase (decrease) in:
      Accounts payable                            3,000      (165,032)
      Accrued expenses                          137,556       (28,237)
      Deferred Income                           (71,875)      240,049
                                             -----------   -----------
        Net cash provided by (used in)         (777,853)    2,850,004
         operating activities                -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment            (35,151)       (5,286)
  Cash in unconsolidated subsidiary          (3,593,083)            -
  Proceeds from sale of fixed asset                   -       446,545
                                             -----------   -----------
    Net cash provided by (used in)           (3,628,234)      441,259
     investing activities

Cash flows from financing activities:
  Net proceeds from (payments on) short-term          -      (170,500)
   notes payable
  Principal payments on capital lease                 -       (12,659)
   obligation
  Principal payments on long-term debt          (43,404)      (20,940)
   obligation                                -----------   -----------
    Net cash used in financing activities       (43,404)     (204,099)
                                             -----------   -----------
  Increase in cash and cash equivalents     $(4,449,491)    3,087,164
  Cash and cash equivalents, beginning of     6,391,115        43,681
   period                                    ===========   ===========
  Cash and cash equivalents, end of period  $ 1,941,624     3,130,845
                                             ===========   ===========

Supplemental Disclosure of Cash Flow
Information
---------------------------------------
  Cash paid for interest during period      $     2,432        18,070

Supplemental Non-cash
---------------------------------------
  Investment in entity                      $   409,985             -
  Inventories                                   (32,983)            -
  Other Assets                                   (2,781)            -
  Property and equipment                       (116,517)            -
  Accounts payable                               13,329             -
  Accrued expenses                              172,104             -
  Minority interest                           3,149,946             -
                                             -----------   -----------
    Total Non-cash                            3,593,083             -
  Less cash in unconsolidated subsidiary      3,593,083             -
                                             -----------   -----------
                                                      0             -

                     BSD MEDICAL CORPORATION
             Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

   The Condensed Balance Sheet as of May 31, 1999; the Condensed Statements of Operations for the three months and nine months ended May 31, 1999; the Condensed Statements of Cash Flow for the nine months ended May 31, 1999, and May 31, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 1999, have been made. During the period ended May 31, 1999, TherMatrx, Inc. received an additional capital infusion from TherMatrx Investment Holdings, LLC (assignee of Oracle Strategic Partners, L.P. and Charles Manker). This infusion was based on TherMatrx's achievement of key success milestones in the clinical investigation of a new therapy to treat BPH with microwave energy. This infusion decreased BSD's ownership of TherMatrx from 54% to 34%. During the periods ending August 31, 1998, November 30, 1998, and February 28, 1999, BSD presented consolidated financials; however, BSD has become a minority shareholder in TherMatrx and thus has changed the method of accounting from a consolidation method to an equity method.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended May 31, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income (Loss) Per Common Share

   Net Income (Loss) per common share for the quarters ended  May
31, 1999, and May 31, 1998, are based on the weighted average number of shares outstanding during the respective periods.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Total assets decreased from $4,308,861 at August 31, 1998, to $3,125,489 at May 31, 1999, a decrease of $1,183,372, or 27.46%
primarily due to a decrease in cash. Cash decreased by $856,408, a decrease of 30.61%, primarily due to use of cash for working capital.

  Receivables decreased $230,920, a decrease of 70.12%, primarily due the collection of receivables. Total inventories increased by $311,476, an increase of 49.89% due to purchase of materials for future shipments.

   Total current liabilities increased by $89,400, an increase of
17.38%.   The increase was primarily caused by decreases in  long
term debt and deferred revenue and an increase in accrued expenses.

   The Company has long term receivables for field service contracts, as of May 31, 1999, of $47,486.

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

Results of Operations:

Nine Months ended May 31, 1999

   Product Sales decreased from $1,524,155 in the nine months ended May 31, 1998, to $308,693 in the nine months ended May 31, 1999, a decrease of $1,215,462, or 79.75%, primarily due to a delay in receipt and processing of European orders while the Company obtains CE Marking approval on the new BSD-2000-3D system, now required for sales to all European Union (EU) countries. The Company anticipates receipt of CE Mark approval by the end of this fiscal year. (As of May 31, 1999, BSD has a backlog of $539,750 for its new BSD-2000-3D product line.)

   Gross profit on product sales decreased from $945,040 in the nine months ended May 31, 1998, to a loss of $38,039 in the nine months ended May 31, 1999, as a result of a decrease in product sales (see above).

   Selling,  General and Administrative Expenses  decreased  from
$781,686 in the nine months ended May 31, 1998, to $779,224 in the nine months ended May 31, 1999, a slight decrease of $2,462, or 0.32%.

   Research and Development Expenses increased from $254,951 for the nine months ended May 31, 1998, to $370,384 in the nine months ended May 31, 1999, an increase of $115,433, or 45.28%. The increase was due to increased resources devoted to completion of the BSD-2000-3D/MR system and the costs associated with obtaining CE Marking approval for this system.

   Total Costs and Expenses decreased by $119,412, a decrease of 7.39%, primarily caused by a decrease in product sales.

   Interest Expense in the nine months ended May 31, 1998, was $7,446, compared with $2,432 of Interest Expense in the nine months ended May 31, 1999. The decrease was caused by the lower interest costs associated with notes payable as the notes reach maturity.

   The Net Loss for the nine months ending May 31, 1999, was $1,459,956, as compared with a Net Income of $3,135,451 for the nine months ending May 31, 1998. The primary reason for this decrease was the receipt in May 1998 of $2,950,000 for litigation settlement combined with the aforementioned decrease in product sales, increase in research and development costs, and the equity loss in TherMatrx.

Three Months ended May 31, 1999

  Product Sales decreased from $763,300 in the three months ended May 31, 1998, to $81,086 for the three months ended May 31, 1999, a decrease of $682,214, or 89.38%. This decrease was due to a delay in receipt and processing of European orders while the Company obtains CE Marking approval on the new BSD-2000-3D system, now required for sales to all European Union (EU) countries. The Company anticipates receipt of CE Mark approval by the end of this fiscal year. (As of May 31, 1999, BSD has a backlog of $539,750 for its new BSD-2000-3D product line.)

   Gross profit decreased from $494,007 in the quarter ended  May
31, 1998, to a loss of $57,486 in the quarter ended May 31, 1999, as a result of the aforementioned decrease in sales.

   Selling, General and Administrative Expenses increased from $186,642 in the quarter ended May 31, 1998, to $430,190, for the quarter ended May 31, 1999, an increase of $243,548, or 130.49%. The increase was primarily caused by an increase in personnel costs and compensation expense incurred from the issue of new common stock.

   Research  and  Development Expenses increased by  $31,061,  an
increase  of  28.05%  due  to  increased  resources  devoted   to
completion of the BSD-2000-3D/MR system and costs associated with obtaining CE Marking approval for this system.

   Total Costs and Expenses increased by $143,888, an increase of 25.39%, as compared with the corresponding three months in the previous fiscal year. This increase was primarily caused by the aforementioned increases in Selling, General and Administrative expenses and Research and Development expenses.

   Interest Expense in the three months ended May 31, 1998, was $1,203, as compared with $404 of Interest Expense in the three months ended May 31, 1999. The decrease was caused by the lower interest costs associated with notes payable as the notes reach maturity.

   The Net Loss for the quarter ended May 31, 1999, was $707,179, as compared with the Net Income of $3,251,220 for the quarter ending May 31, 1998. The primary reason for this decrease was the receipt in May 1998 of $2,950,000 for litigation settlement combined with the aforementioned decrease in product sales, increase in Selling, General and Administrative and Research and Development expenses, and the equity loss in TherMatrx.


   YEAR 2000 COMPLIANCE. All of BSD Medical's systems are fully Year 2000 (Y2K) compliant, with the exception of the BSD-500 and some BSD-2000 systems. Beginning January 1, 2000, these systems will display an error message when the system is first started, indicating the system has an invalid date. The Company is in the process of rewriting the software for both of these systems, which will make these systems Y2K compliant and permit unrestricted use. The cost to BSD Medical to address this issue is not material - less than $10,000. In the event that a customer elects not to purchase the updated software, their system can still be operated by making a one time entry of a year between 1985 and 1999. The system operations and calculations do not include any date driven functions and therefore the systems will not exhibit any change in performance due to the arrival of the year 2000; rather the date is used only as a method to identify the treatment record. Thus, the use of an invalid date does not create any material risks. These systems are not connected to any other computer systems, as they are stand-alone systems.

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


PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibit is filed as part of this report:

Exhibit               Description
Number
--------      ------------------------------
 27            Financial Data Schedule.

b) Reports  on Form 8-K - During the quarter, no reports on  Form
   8-K were filed by the Company.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date:  July 14, 1999             /s/  Paul F. Turner
                                ---------------------------
                                Paul F. Turner
                                Chairman of the Board, Acting President,
                                 and Senior Vice President of Research