Form 10KSB
period 1999-08-31
BSD MEDICAL CORP
filed 1999-11-29
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                  FORM 10 - KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 1999.

                         Commission file number 0-10783

                             BSD MEDICAL CORPORATION


         DELAWARE                                        75-1590407
------------------------                    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)


        2188 West 2200 South
        Salt Lake City, Utah                                84119
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (801) 972-5555

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

 Title of Each Class                   Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------
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

     Issuer's revenues for its most recent fiscal year:  $620,221

     The approximate aggregate market value of Common Stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 22, 1999, was $6,512,884.

     As of November 22, 1999, there were 16,693,975 shares of Common Stock with $0.01 par value outstanding.

     Documents Incorporated by Reference:  None

     Transitional Small Business Disclosure Format:  Yes  [  ]   No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
-------

     BSD Medical Corporation (the "Company") was founded in 1978 to research the demonstrated ability of elevated heat (hyperthermia) to destroy cancer cells. BSD was subsequently successful in developing and commercializing hyperthermia treatment - a break-through treatment for both cancerous and benign diseases. The Company is currently engaged in the development, production, marketing, and servicing of heat therapy (hyperthermia/thermotherapy) equipment. Hyperthermia literally means "elevated temperature", and hyperthermia treatment creates fever, the body's natural mechanism to fight disease. Hyperthermia equipment is currently marketed for the application, monitoring and control of electromagnetic (microwave or radiofrequency) or ultrasound generated heat for the treatment of malignant and benign diseases. BSD currently has 11 U.S. patents, 8 foreign patents, and 5 patent licenses (which cover all of its current applications and products as well as additional applications and devices).

     BSD was the first Company to obtain full PreMarket approvals (PMA) from the Food and Drug Administration (FDA) for a hyperthermia cancer therapy system and the first Company to obtain Investigational Device Exemption (IDE) approval from the FDA for thermotherapy systems for the treatment of Benign Prostatic Hyperplasia (BPH). BSD has developed second and third generation equipment, and the Company's systems, depending upon configuration and options, have list prices ranging from approximately $100,000 to $1,100,000.

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

BSD'S PRODUCTS/THERAPIES
------------------------

     HYPERTHERMIA AS A CANCER TREATMENT. There are more than eight million Americans alive today who have a history of cancer. Over 83 million, half of American men and one-third of American women, will eventually develop cancer. Over 564,800 people are expected to die of cancer this year; and the incidence of cancer is continuing to grow. Hyperthermia is the process of applying energy to elevate the temperature of the cancer cells - in order to destroy or damage the tumor. The Company's hyperthermia equipment is used both in an effort to cure cancer, by destroying and eliminating cancer cells, and, where curing the cancer is not possible, as palliative treatment (the shrinking of tumors in order to reduce the pain and other side effects of cancer). Hyperthermia can usually destroy cancerous cells without harming normal cells. There is also some evidence that hyperthermia increases the patient's immune system, allowing the patient's own system to fight the cancer as well as the side effects of other treatments.

     The Company's hyperthermia treatment can be used alone, but is typically used in conjunction with other therapies. The primary advantage of hyperthermia is that it can increase the effect of other therapies, such as radiation therapy (radiotherapy) or chemotherapy, while sometimes reducing overall side effects. Hyperthermia has been shown to double the effectiveness of radiation and provide supra-additive interactions with many chemotherapeutic drugs. The use of pre-surgical hyperthermia delivered using BSD's equipment has been shown to obviate the need for amputation of normal tissues in some sarcoma patients. BSD's systems have also been used pre-surgically to reduce the size of the tumor prior to surgery and thus make the tumor more easily resectable (surgical removal) and increase the chances of obtaining clear surgical tumor margins, one of the most significant prognostic factors in recurrence. Published, randomized clinical studies using BSD's equipment have shown that the addition of hyperthermia to other cancer therapies can result in: increased tumor response; increased disease-free survival time; and improved quality of life for the patient.

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

     Cancer Hyperthermia Systems. A hyperthermia system typically consists of an integrated computer control unit, a fixed or variable frequency generator, applicators, and thermometry. The Company's computer software is designed to maximize the safety and effectiveness of the treatment by providing accurate treatment planning, monitoring, and recall. The treatment planning capability utilizes the Company's proprietary algorithms and software to allow the
physician  to  customize  hyperthermia   treatments  for  specific  tumors.  The
Company's cancer hyperthermia system product line includes various systems designed to target specific markets.

     Cancer Hyperthermia Applicators. Hyperthermia applicators emit radiofrequency, microwave or ultrasonic energy directly into the patient to provide tumor heating. The Company has developed and patented a number of specially designed applicators for treating a particular tumor in a particular location.

     Applicators generally fall into two categories: external surface applicators (superficial and deep) and interstitial (i.e., invasive) applicators. Superficial and external applicators deliver externally generated energy to specific sites on or slightly below the surface of the skin. Deep phased array radiofrequency applicators provide externally generated energy to deep-seated tumors by combining phase-aligned beams from multiple applicators positioned around the body. Interstitial microwave applicators are antennae that are implanted directly into the body for heating from within the tumor itself.

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

     The partnership allowed Oracle Strategic Partners to invest an initial $3 million on closing and an additional $3 million upon the achievement of certain milestone parameters. Charles Manker, President and CEO of TherMatrx, was allowed to provide an initial investment of $250,000, in addition to Oracle's investment, and another $250,000 when milestone funding was obtained from Oracle. BSD contributed certain assets that have applicability in the urology market, and agreed not to engage in BPH business. As part of the agreement, BSD is providing certain manufacturing and consulting services, for which TherMatrx compensates the Company.

     In April 1999, TherMatrx Investment Holdings, LLC (assignee of Oracle Strategic Partners, L.P. and Charles Manker) completed an additional capital infusion into TherMatrx, Inc. of $3.25 Million, based on TherMatrx's achievement of key success milestones in the clinical investigation of a new therapy to treat BPH with microwave energy. This infusion decreased BSD's ownership of TherMatrx from 54% to 34% (see Note 1 to Financial Statements). After exercise of all shares allocated for the Management Stock Purchase Plan, the Company will retain a 30 percent interest on a fully diluted basis.

     TherMatrx's corporate headquarters are in Chicago. Dr. Gerhard Sennewald serves as BSD's representative on TherMatrx's Board of Directors.

MARKETING AND SALES
-------------------

     The Company markets its cancer hyperthermia products primarily to radiation oncology departments in the U.S. and to radiation oncology and chemotherapy oncology departments outside the U.S. In the U.S., the Company markets its equipment directly using its own sales and marketing staff. International sales are generally accomplished through distributing companies located in various foreign countries. BSD has not carried lease or rental equipment contracts for customers and therefore has no exposure to lease or rental contract cancellation as a result of customer action. The Company's marketing efforts include participation at trade shows and symposia and development of product brochures, newsletters, and other promotional materials. The Company also co-sponsors an annual international BSD Users' Conference.

     Future marketing for current cancer products may be expanded into two largely untapped markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published. The Company believes that the domestic market will expand in the future because of a renewed interest in hyperthermia in the U.S. and evidence of increased profits from the addition of hyperthermia; however, there can be no assurance that an increase in the U.S. market will occur.

     For  the  year  ended  August  31,  1999,   two  customers   accounted  for
approximately 46% and 15%, respectively, of BSD's net sales. The loss of a significant customer could have a material detrimental impact on the Company's operations. Because only one hyperthermia machine is generally required at a treatment facility, BSD does not sell capital equipment to any one customer on an ongoing basis.

     THIRD-PARTY REIMBURSEMENT/MEDICAL COST CONTAINMENT. In the United States, the Company's products are purchased primarily by medical institutions, which then bill various third-party payers, such as Medicare, Medicaid, other government programs, and private insurance plans, for the health care services provided to their patients, or by managed care organizations, which directly pay for services provided to their patients. In December 1984, the Health Care Financing Administration ("HCFA" --- the agency responsible for administering the Medicare and Medicaid systems) and most of the private medical insurance carriers in the U.S. approved reimbursement for hyperthermia in conjunction with radiation therapy for the treatment of surface and subsurface tumors. Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan, which is established by state law and regulations, subject to requirements of Federal law and regulations.

     In November 1995, HCFA authorized Medicare reimbursement for all investigational therapies and devices for which underlying questions of safety and effectiveness of that device type have been resolved, based on categorization by FDA. All of BSD's investigational (IDE) equipment and protocols have been placed in this category by the FDA, and thus may be reimbursed by Medicare.

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

COMPETITION
-----------

     The Company believes that its combination of technology, performance, quality, reliability, price, and breadth of product line and services are important competitive factors, however, competition in the medical products industry is intense, both in the United States and internationally. BSD's therapies are generally considered complementary to rather than competitive with other cancer therapies, such as radiation and chemotherapy. However, some companies that could be competitors, in that they are also engaged in cancer treatment businesses, have significantly greater financial, technical, research and development, engineering, manufacturing, distribution, and sales and marketing resources than the Company. Several companies have received IDEs in the United States for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. In addition to BSD, four other companies have received FDA Pre-Market Approval for the commercial sale of certain hyperthermia equipment for the treatment of cancer in the U.S.:
(Clinitherm - no longer in business); Labthermics; Celsion Corporation (formerly Cheung Labs); and Cook Medical - no longer in the hyperthermia business.

     BSD participates in the BPH market as an investor in TherMatrx, Inc. (see "Thermotherapy as a BPH Treatment", Page 3). In the BPH market, competitive companies offering products similar to TherMatrx's products include EDAP TMS, Urologix, and Dornier (which have PMA approval from the FDA), VidaMed and ArgoMed, Inc. (which have 510(k) marketing clearance from the FDA), Thermal Therapeutics, and other foreign manufacturers. In addition to thermotherapy equipment made by competitors, there are many other competitive treatments for BPH [including various drug treatments, surgical lasers, ultrasound ablation, electro-cautery surgery, stents, transurethral incision of the prostate (T.U.I.P.), and balloon dilation] that are currently being developed, clinically investigated and/or actively marketed.

     The  Company   believes  that  other   companies  may  consider   marketing
hyperthermia/thermotherapy equipment and anticipates possible increased competition in the United States and internationally. There can be no assurance that others will not develop products that would materially adversely affect the ability of the Company to compete effectively. Further, the treatment of disease with hyperthermia equipment, and with other methods, is subject to technological change. There can be no assurance that other forms of treatment will not be developed which could be superior to the Company's hyperthermia systems.

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

RESEARCH AND DEVELOPMENT
------------------------

     During the fiscal years ended August 31, 1998, and August 31, 1999, the Company expended $361,735, and $517,564 respectively, for research and development, representing 22.72%, and 83.45% of total revenues. Research and Development expenditures increased in 1999 due to costs associated with the development of the BSD-2000o3D/MR system and a new BSD-300-4 system, combined with costs associated with obtaining ISO 9001 and EN 46001 certification and CE Marking for the BSD-2000o3D.

     BSD has developed the BSD-2000o3D - a new generation of deep regional hyperthermia equipment funded in part by Phase I and II grants received from the National Cancer Institute (Grant No. CA61515). The BSD-2000o3D can be modified for integration with a magnetic resonance imaging system, and becomes the BSD-2000o3D/MR system. The BSD-2000o3D System integrates three-dimensional (3D), "steerable", focused deep regional hyperthermia with 3D patient specific treatment planning. This system is targeted for the treatment of large and deep tumors; i.e., recurrent breast, sarcoma, lung, colorectal, liver, cervical, bladder, stomach, and prostate. The first BSD-2000o3D/MR system has been installed and tested at a leading German oncological research institution - the Clinic of Medical Oncology of the Klinikum Gro(beta)hadern Medical School of Ludwigs-Maximilians-Universitat Munchen, Munich, Germany. The Medical School received funding from the Stiftung Deutsche Krebshilfe e. V. (German Cancer Aid Foundation) for the system order. The BSD-2000o3D has been sold and used successfully for some patient treatments, but there can be no assurance as to the degree of its commercial success.

     The BSD-2000o3D/MR System was designed to provide simultaneous heating and non-invasive measurement of treatment parameters; such as tumor temperature, tumor response, tissue heat damage, tissue blood-flow, tissue pathology, and other chemical and biological changes in the tissue. Non-invasive treatment monitoring has the potential to optimize tumor heating and thus tumor destruction. (Currently available hyperthermia equipment requires the use of invasive temperature monitoring to control heating delivery and to determine treatment effectiveness, which limits the commercial and clinical applications.) The development of reliable non-invasive thermometry is the next required step in the field of hyperthermia and has the potential to significantly increase the clinical applications and commercial potential of hyperthermia; however, there can be no assurance that this system will provide reliable non-invasive thermometry. Preliminary laboratory testing has demonstrated the ability to simultaneously heat and image with the MR portion of this system.

     Technological changes play an important part in the advancement of the hyperthermia industry. Thus, the Company intends to continue to devote substantial sums to research and development in order to improve existing products and develop new products. The Company is also currently in discussions with some researchers and institutions regarding heat treatment products and treatments that might increase the clinical applications for BSD's products, with a focus on deep regional hyperthermia, which would include ovarian, colorectal, uterine, cervix, and bladder, and the treatment of prostatic carcinoma and breast cancer.

PATENTS, INTELLECTUAL PROPERTY, LICENSING, AND ROYALTY AGREEMENTS
-----------------------------------------------------------------

     Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's policy is to file patent applications to protect significant technology, inventions and product improvements. The Company currently has 11 patents in the United States and 8 patents outside the United States. [Four patents were assigned to TherMatrx, for which the Company maintained a license, and one patent license was obtained by the Company from University of California San Francisco (UCSF).] Other hyperthermia related patents are pending in the United States, Japan and Europe, and a European patent for the BSD-2000o3D system has been issued. There can be no assurance that the patents presently issued, or those applied for (if granted), will be of significant value to the Company or will be held valid upon judicial review. Successful litigation against these patents by a competitor could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company believes that it possesses significant proprietary know-how in its hardware and software capabilities. However, there can be no assurance that others will not develop, acquire or patent technologies similar or superior to those of the Company or that secrecy will not be breached.

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

     On September 15, 1996, Medizintechnik (a company owned by Dr. Gerhard Sennewald, a member of BSD's Board of Directors and a major stockholder of the Company) obtained a worldwide fully paid software license from Konrad-Zuse-Zentrum fur Informationstechnik (ZIB) of Berlin for a three-dimensional (3D) hyperthermia treatment planning software - HYPERPLAN - developed by ZIB. On January 21, 1998, BSD entered into an agreement with Medizintechnik wherein Medizintechnik irrevocably assigned the worldwide rights under the ZIB software license agreement to BSD, with the sole exception of Europe, where Medizintechnik retained these rights. In consideration for this assignment of rights, BSD agreed to supply, at no charge, one Sigma-Eye applicator (not an MR compatible version) to Medizintechnik, which will forward this applicator to Strahlenklinik and Poliklinik, Virchow-Klinikum of the Humboldt-Universitat of Berlin. BSD also agreed to inform Medizintechnik on a regular basis about software sales to final customers and to pay timely to Medizintechnik the software license fee (8% of the sales price for the HYPERPLAN software or a minimum of DM 6,000) that, under the terms of the ZIB agreement, is due to ZIB for each software sale.

     In July 1996, BSD entered into a license agreement and granted EDAP Technomed, Inc., now EDAP TMS S.A., a non-exclusive, non-transferable license of certain rights to one of BSD's patents. In 1994, BSD issued a non-exclusive license to Urologix to practice some of its patented technology for cash payments and royalties on future sales; in 1996, the Company terminated this license. This license became part of a lawsuit that was settled in May 1998. The license is now fully paid and irrevocable (see Note 15 to Financial Statements).

     BSD has acquired from UCSF the exclusive patent license for small microwave antennae that can be inserted into cancerous tumors to destroy them from the inside. The innovative microwave antenna design enables the therapeutic heating length to be tailored to match the tumor size. Clinical studies have shown a survival improvement when using this technology in combination with radiation brachytherapy. This technology has been shown to be effective for many cancerous tumors, including brain tumors.

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

     Sales into the European Union (EU) are now governed by the need to obtain ISO certification and a CE Mark and the requirement to comply with all applicable directives. In June 1998, the Medical Devices Directives (MDD) requirements went into effect for the EU. Following June 1998, no medical products could be marketed in Europe without obtaining a CE Mark and thus demonstrating compliance to MDD requirements. The Company has obtained ISO certification of its quality, development, and manufacturing processes and has successfully completed the CE Mark testing and Annex II audit, which will allow BSD to affix the CE Mark label on the BSD-2000o3D system and deliver systems to Europe. However, the Company must maintain compliance with all current and future directives and requirements in order to maintain ISO certification and to continue to affix the CE Mark, and there can be no assurance that the Company will continue to maintain compliance. If BSD is unable to maintain these approvals, it could have a significant material effect on the Company's future financial condition.

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

     All medical devices must be manufactured in accordance with regulations specified in the FDA Quality System Regulation (QSR) and in the ISO and other applicable regulations. In complying with these regulations, manufacturers must continue to expend time, money and effort in the areas of design control, production, and quality control to ensure full compliance. The Medical Device Reporting regulation requires that the Company provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur. The MDD vigilance system regulations require that the Company's European Representative provide information to the Competent Authority on death or serious injuries alleged to have been associated with the use of its products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur.

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

     The Federal Communications Commission (FCC) regulates the frequencies of microwave and radiofrequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. BSD's fixed frequency systems and applicators emit 915 MHz for U.S. and some European installations and 433.92 MHz for some European installations, which is approved by the FCC for medical applications. Accordingly, these systems do not require shielding to prevent interference with communications.

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

EMPLOYEES
---------

     As of August 31, 1999, the Company had 27 employees; 22 of them were full time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. The Company is dependent upon a limited number of key management, manufacturing, and technical personnel. The Company's future success will depend in part upon its ability to retain these highly qualified employees.


ITEM 2.  PROPERTIES

     The office, production and research facilities of the Company are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet. The Company leases the building for an annual rental expense of $78,396 (see Note 5 to Financial Statements). The Company has an option to purchase the building. The building lease is accounted for as an operating lease for financial statement purposes. The building is currently in good condition; is adequate for the Company's needs; is suitable for all Company functions; and provides room for future expansion. The Company believes that it carries adequate insurance on the property.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades publicly on the OTC Bulletin Board under the symbol "BSDM". The following table sets forth the high and low bid transactions, as provided by the OTC Bulletin Board, for the quarters in fiscal year 1998 and 1999. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                                                        Bid
                                             ---------------------------
        Quarter Ended:                            High          Low
        ----------------------------------------------------------------

        November 30, 1997.................        3/4          1/4
        February 28, 1998.................       13/16         3/8
        May 31, 1998......................        7/16         1/4
        August 31, 1998...................        7/16         1/4

        November 30, 1998.................        3/8          .19
        February 28, 1999.................        9/16         3/16
        May 31, 1999......................        1/2          .26
        August 31, 1999...................        .45          5/16


     As of August 31, 1999, there were approximately 640 holders of record of the Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception and has no intention of declaring any Common Stock dividends in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     The balance sheet as of August 31, 1999, and the statements of operations, statements of cash flow and statements of stockholders' equity for the years ending August 31, 1998, and 1999, and the independent auditors report thereon, are included elsewhere in this report. The following selected financial information should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. At August 31, 1998, BSD had a fifty-four percent interest in a subsidiary, TherMatrx, thus, the financial statements for the two companies were consolidated. During the year ended August 31, 1999, the Company's interest in the subsidiary was reduced to 34% and consolidation was no longer required. Therefore, the financial statements as of August 31, 1998, and the year ended August 31, 1999, have been restated with the Company's investment in TherMatrx recorded using the equity method (see Note 1 to Financial Statements).

     FISCAL YEAR ENDED AUGUST 31, 1999. Revenues for the year ended August 31, 1999, totaled $620,221, as compared to $1,592,316 for the year ended August 31, 1998, a decrease of $972,095, or 61.05%, primarily due to a delay in receipt and processing of European orders because the Company did not have CE Marking approval on the new BSD-2000o3D system, now required for sales to all European Union (EU) countries. The Company has successfully completed the CE Mark testing and Annex II audit, which will allow BSD to affix the CE Mark label on the BSD-2000o3D system and deliver systems to Europe. (The Company plans to start shipping European systems currently on order in January.)

     During fiscal years 1996 through 1999, the Company devoted time and resources to completion of a new product line - the BSD-2000o3D/MR - and to establishing the manufacturing capabilities and support functions needed for this new product line. The first BSD-2000o3D/MR was installed in August 1997, and the first MR portion of this system was installed in August 1998. BSD has received orders totaling $3,240,353 for purchases of this new product, and, as of October 1999, has a back-log of $1,608,750 in sales for the new product line, which will be delivered in fiscal 2000.

     The Company's revenues from products and services in the U.S. decreased from $493,857 in fiscal 1998 to $326,171 in fiscal 1999. The market for hyperthermia equipment in the U.S. continues to be sluggish due to low reimbursement levels and cost containment efforts. The Company is currently taking actions to increase U.S. sales, including hiring of a new Director of Sales, and some of these actions may improve the U.S. market, however, there can be no assurance that U.S. sales will increase in the future.

     Product sales decreased from $1,459,143 in 1998 to $596,441 in 1999, a decrease of $862,702, or 59.12%, as a result of the above mentioned delay in receipt and processing of European orders.

     Gross loss on product sales was $36,064, as compared to a gross profit of $751,744 for fiscal 1998, due to above mentioned decrease in sales.

     Selling, General and Administrative Expenses for 1999 totaled $944,756, as compared to $992,972 in 1998, a decrease of $48,216, or 4.86%, primarily because of a reduction in legal costs due to settlement of the lawsuit with Urologix (see Note 15 to Financial Statements), partially offset by an increase in deferred compensation expense for amortization of options and stock awards. Selling, General and Administrative Expenses may increase in the future as the Company intends to expand its marketing and sales efforts.

     Research and Development Expenses for 1999 totaled $517,564, as compared to $361,735 in 1998, an increase of $155,829 or 43.08%, due to development costs associated with the BSD-2000o3D/MR system and with a new BSD-300-4 system, combined with costs associated with obtaining ISO 9001 and EN 46001 certification and CE Marking for the BSD-2000o3D.

     Total Costs and Expenses for 1999 were $2,094,825, an increase of $32,719, or 1.59%, as compared to $2,062,106 for fiscal 1998 due to the aforementioned increase in Research and Development Expenses.

     Interest Expense in 1999 decreased to $3,630, as compared to $8,373 in 1998. The decrease was caused primarily by lower interest costs associated with notes payable as they reach maturity and typical periodic business fluctuations.

     During fiscal 1999, the Company experienced a Net Loss of $1,928,050, of which $546,452 was attributable to TherMatrx, compared to a Net Income in fiscal 1998 of $2,890,579 [primarily due to the aforementioned decrease in revenues in fiscal 1999 and receipt in fiscal 1998 of $2,950,000 from the grant of a patent license to Urologix pursuant to settlement of a lawsuit (see Note 15 to Financial Statements)].

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales accounted for 75.30% and 47.59% of the Company's total product sales during the fiscal years ended August 31, 1998, and August 31, 1999, respectively. The Company expects that international sales will continue to represent a significant portion of its total sales. The Company has successfully completed the CE Mark testing and Annex II audit, which will allow BSD to affix the CE Mark label on the BSD-2000o3D system and deliver systems to Europe. However, an inability to maintain the necessary approvals could have adverse effects on future sales of products to EC countries (see Government Regulation, page 7). The Company is subject to risks generally associated with international operations, including the establishment by foreign regulatory agencies of product standards different from, and in some cases more stringent than, those in the United States. Although the Company's sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in currency exchange rates. The Company's international sales may also be adversely affected by tariff regulations and export license requirements. Possible governmental, legislative and political actions that may be taken by the United States in order to reduce the balance of payments deficit may result in retaliatory actions by foreign governments. Such actions could have adverse effects upon sales of the Company's products in certain foreign markets. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     FLUCTUATIONS IN OPERATING RESULTS. The Company's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and year-to-year basis due to risks associated with international operations; budgeting considerations of the Company's customers; the nature of the medical capital equipment market; the inability of the Company to predict the timing of various approvals required from the Food and Drug Administration, the European Union countries, and other governmental agencies; the relatively large per unit sales prices of the Company's products; the typical fluctuations in the mix of orders for different systems and system configurations; the limited unit sales volumes; the Company's limited cash resources; changes in Medicare and other third-party reimbursement policies; competition; and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

     LIQUIDITY AND CAPITAL RESOURCES. Total assets decreased to $2,797,917 in 1999, a decrease of $1,510,943, as compared to 1998. The decrease was primarily due to decreases in cash and accounts receivable. Cash decreased to $1,689,029, as compared to $2,798,032 in 1998, primarily as a result of using cash for operating expenses. Accounts receivable decreased to $59,266, a decrease of $270,072, or 82.0%, primarily due to a delay in European orders pending receipt of the CE Mark. Total inventories increased to $908,241, an increase of $283,966, or 45.49%, primarily due to anticipation of future orders. Current liabilities increased to $761,924, an increase of $268,069, or 54.29%, primarily due to an increase in customer deposits, combined with BSD's portion of the loss incurred by TherMatrx, decreases in accounts payable, and other normal periodic fluctuations.

MANAGEMENT DISCUSSION AND CURRENT STATUS OF FINANCIAL CONDITION.
----------------------------------------------------------------

     BSD management believes that the primary deficit of the Company has been weakness in sales and marketing skills. The Company therefore hired a new President experienced in sales and managing turnaround situations (August 1999) and a new Director of Sales experienced in aggressive sales in medical markets (November 1999). BSD has subsequently intensified its marketing efforts to create patient awareness of hyperthermia through the addition of new patient brochures, the internet and targeted television broadcasting about hyperthermia and plans aggressive sales and marketing efforts to the medical community in the coming fiscal year.

     Management believes that the current projected sales will be sufficient to meet the Company's operating cash requirements through fiscal year 2000, including its aggressive marketing and research and development efforts. However, if sales are not sufficient to meet operating needs, management intends to use its current cash position to meet operating requirements. The Company's backlog of unfilled customer orders was $476,064, as of August 31, 1999, and $1,608,750 as of November 1999. The Company also had long term receivables due for field service contracts of $12,740, as of August 31, 1999.

     In 1996, BSD received the first purchase order for its new, deep regional hyperthermia system - the BSD-2000o3D System. The first BSD-2000o3D/MR has been installed and initial lab testing has been completed. BSD has started collaborative developments for clinical application of this technology. The Company anticipates that the BSD-2000o3D System may increase the commercial market in hyperthermia throughout the world. As of November 1999, BSD had received cumulative orders totaling $3,240,353 for purchases of the BSD-2000o3D/MR product line.

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

     Management is expanding worldwide marketing for current cancer products into two new markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published. However, these efforts will take time to develop.

     The Company's revenues from products and services in the U.S. decreased from $493,857 in fiscal 1998 to $326,171 in fiscal 1999. The Company is currently implementing methods to increase U.S. sales, which include development of a low-cost PC-based device (BSD-300-4) targeted for the U.S. market and hiring a new Director of Sales who will focus on U.S. sales.

     BSD plans further support of R & D for current products to improve function and reduce cost. Some funding of R & D will come from government, strategic partnerships, and foundation sources. Product improvements on existing product lines will be supported by current product sales. The Company also intends to expand marketing and product applications into the oncology area. In order to utilize BSD's manufacturing expertise, the Company has expanded its business to include contract manufacturing.

     Management has implemented programs to increase profitability and expand BSD's business; however, there can be no assurance that management will be successful in achieving improved operating results and there are certain risk factors that may impact the Company's ability to fund its cash needs. Such risk factors include uncertainties as to the Company's ability to achieve adequate sales, general economic conditions, possible unforeseen and/or non-recurring expenses, and the availability of outside financing. The Company's backlog as of any particular date may not be indicative of the Company's actual sales for any fiscal period. In addition, the Company's ability to produce and ship its products depends upon its production capacity, manufacturing yields and component availability, among other factors. The U.S. market for cancer hyperthermia equipment has been severely adversely impacted as a result of Medicare and other third-party reimbursement policies and procedures. The positive clinical results from European studies, recent changes in Medicare reimbursement policy, and the Company's new reimbursement program may stimulate the U.S. market; however, there is no assurance of influence on the U.S. market.

     YEAR 2000  COMPLIANCE.  All of BSD  Medical's  systems  are fully Year 2000
(Y2K) compliant, with the exception of the BSD-500 and some BSD-2000 systems. To make these systems Y2K compliant and permit unrestricted use, the Company has rewritten the software for the BSD-2000 and BSD-500 systems, which is available for purchase. The cost to BSD Medical to address this issue is not material - less than $10,000. In the event that a customer elects not to purchase the updated software, their system can still be operated by making a one time entry of a year between 1985 and 1999. The system operations and calculations do not include any date driven functions and therefore the systems will not exhibit any change in performance due to the arrival of the year 2000; rather the date is used only as a method to identify the treatment record. Thus, the use of an invalid date does not create any material risks. These systems are not connected to any other computer systems, as they are stand-alone systems.

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

     This form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

ITEM 7.  FINANCIAL STATEMENTS

     Pursuant to Rule 12b-23, the financial statements set forth on pages F-1 through F-18 attached hereto are incorporated by reference.

BSD MEDICAL CORPORATION
Financial Statements
August 31, 1999 and 1998

                                                         BSD MEDICAL CORPORATION
                                                   Index to Financial Statements


--------------------------------------------------------------------------------




                                                                         Page
                                                                         ----

Report of Tanner + Co.                                                   F-1


Balance Sheet                                                            F-2


Statement of Operations                                                  F-3


Statement of Stockholders' Equity                                        F-4


Statement of Cash Flows                                                  F-5


Notes to Financial Statements                                            F-6

                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the balance sheet of BSD Medical Corporation (the Company) as of August 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 1999, and the results of their operations and cash flows for the years ended August 31, 1999 and 1998 in conformity with generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Company no longer consolidates with a subsidiary.








Salt Lake City, Utah
October 6, 1999

                                                         BSD MEDICAL CORPORATION
                                                                   Balance Sheet

                                                                 August 31, 1999
--------------------------------------------------------------------------------



              Assets

Current assets:
     Cash and cash equivalents                               $        1,689,029
     Receivables                                                         59,266
     Inventories                                                        908,241
     Prepaid expenses                                                    20,905
     Deposits                                                            20,643
                                                             ------------------

                  Total current assets                                2,698,084

Property and equipment, net                                              87,093
Long-term trade receivables                                              12,740
                                                             ------------------

                                                             $        2,797,917
                                                             ------------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                        $           30,789
     Accrued expenses                                                   557,472
     Current portion of long-term debt                                   25,922
     Current portion of deferred revenue                                 86,325
     Current portion of deferred gain on sale - leaseback                61,416
                                                             ------------------

                  Total current liabilities                             761,924
                                                             ------------------

Deferred revenue                                                         24,717
Deferred gain on sale - leaseback                                       138,107
                                                             ------------------

                  Total liabilities                                     924,748
                                                             ------------------

Commitments and contingencies                                                -

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
       shares; issued and outstanding 16,693,975 shares                 166,940
     Additional paid-in capital                                      20,688,109
     Deferred compensation                                             (159,486)
     Accumulated deficit                                            (18,822,160)
     Less 13,412 shares of treasury stock, at cost                         (234)
                                                             ------------------

                  Total stockholders' equity                          1,873,169
                                                             ------------------

                                                             $        2,797,917
                                                             ------------------


--------------------------------------------------------------------------------
                                                                             F-2

See accompanying notes to financial statements.



                                                                                   BSD MEDICAL CORPORATION
                                                                                   Statement of Operations

                                                                                    Years Ended August 31,
----------------------------------------------------------------------------------------------------------




                                                                             1999              1998
                                                                       -----------------------------------
Revenues:
     Sales                                                             $         596,441  $      1,459,143
     Grants and licenses                                                          23,780           133,173
                                                                       -----------------------------------

                                                                                 620,221         1,592,316
                                                                       -----------------------------------

Costs and expenses:
     Cost of sales                                                               632,505           707,399
     Research and development                                                    517,564           361,735
     Selling, general, and administrative                                        944,756           992,972
                                                                       -----------------------------------

                                                                               2,094,825         2,062,106
                                                                       -----------------------------------

                  Operating loss                                              (1,474,604)         (469,790)

Other income (expense):
     Interest income                                                              96,636            38,096
     Interest expense                                                             (3,630)           (8,373)
     Litigation settlement                                                             -         2,970,661
     (Loss) income of joint venture                                             (546,452)          409,985
                                                                       -----------------------------------

                  Net (loss) income before income taxes                       (1,928,050)        2,940,579

Provision for income taxes - current                                                   -           (50,000)
                                                                       -----------------------------------

                  Net (loss) income                                    $      (1,928,050) $      2,890,579
                                                                       -----------------------------------

(Loss) earnings per common share - basic                               $            (.12) $            .18
                                                                       -----------------------------------

(Loss) earnings per  common share - diluted                            $            (.12) $            .17
                                                                       -----------------------------------




----------------------------------------------------------------------------------------------------------
                                                                                                       F-3

See accompanying notes to financial statements.



                                                                                   BSD MEDICAL CORPORATION

                                                                         Statement of Stockholders' Equity

                                                                      Years Ended August 31, 1999 and 1998
----------------------------------------------------------------------------------------------------------





                            Common Stock        Additional   Deferred                   Treasury Stock
                        ---------------------   Paid-In      Compen-   Accumulated  ----------------------
                          Shares     Amount     Capital      sation      Deficit      Shares     Amount
                        ----------------------------------------------------------------------------------


Balance,
  September 1, 1997      16,176,980 $ 161,770 $  20,413,575 $ (463,246) $ (19,784,689)  234,928 $  (19,237)

Amortization of deferred
  compensation                    -         -             -    151,880             -          -          -

Donated shares                    -         -             -          -             -      5,412          -

Treasury stock issued for
  services                        -         -        51,913          -             -   (226,928)    19,003

Common stock issued
  for services              193,072     1,931        66,479          -             -          -          -

Net income                        -         -             -          -      2,890,579         -          -
                        ----------------------------------------------------------------------------------

Balance,
  August 31, 1998        16,370,052   163,701    20,531,967   (311,366) $ (16,894,110)   13,412       (234)

Amortization of deferred
  compensation                    -         -             -    151,880             -          -          -

Common stock issued
  for services              323,923     3,239       156,142          -             -          -          -

Net loss                          -         -             -          -     (1,928,050)        -          -
                        ----------------------------------------------------------------------------------

Balance,
  August 31, 1999        16,693,975 $ 166,940 $  20,688,109 $ (159,486) $ (18,822,160)   13,412 $     (234)
                        ----------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------
                                                                                                       F-4


See accompanying notes to financial statements.



                                                                                   BSD MEDICAL CORPORATION
                                                                                   Statement of Cash Flows

                                                                                    Years Ended August 31,
----------------------------------------------------------------------------------------------------------



                                                                             1999              1998
                                                                       -----------------------------------


Cash flows from operating activities:
     Net (loss) income                                                 $    (1,928,050)   $    2,890,579
     Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
        Depreciation and amortization                                           23,854            19,089
        Provision for losses on receivables                                        (30)               -
        Deferred gain on sale of building                                      (61,416)          (46,061)
        Loss (gain) on disposal of property and equipment                        1,203           (18,154)
        Deferred compensation                                                  151,880           151,880
        Stock compensation expense                                             159,381           139,326
        (Increase) decrease in:
            Receivables                                                        304,848            98,530
            Inventories                                                       (283,966)          (82,049)
            Prepaid expenses and other assets                                  (10,580)           (3,618)
        Increase (decrease) in:
            Accounts payable                                                   (51,520)         (241,610)
            Accrued expenses                                                   196,491            16,602
            Deferred revenue                                                   (83,288)           87,968
            Loss (income) from equity investment                               546,452          (409,985)
                                                                         -------------------------------

                Net cash (used in) provided by
                operating activities                                        (1,034,741)        2,602,497
                                                                         -------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                         (43,374)          (22,601)
    Proceeds from sale of building                                                   -           446,545
                                                                         -------------------------------

                Net cash (used in) provided by
                investing activities                                           (43,374)          423,944
                                                                         -------------------------------

Cash flows from financing activities-
    payments on long-term debt                                                 (30,888)         (272,090)
                                                                         -------------------------------

(Decrease) increase in cash and cash equivalents                            (1,109,003)        2,754,351

Cash and cash equivalents, beginning of year                                 2,798,032            43,681
                                                                         -------------------------------

Cash and cash equivalents, end of year                                 $     1,689,029    $    2,798,032
                                                                         -------------------------------



--------------------------------------------------------------------------------------------------------
                                                                                                     F-5


See accompanying notes to financial statements.

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements

                                                        August 31, 1999 and 1998
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Organization

BSD Medical Corporation (the Company) develops, produces, markets, and services systems used for the treatment of cancer and other diseases. These systems are sold worldwide. In addition, the Company currently has a thirty-four percent interest in TherMatrx, Inc. (TherMatrx) a corporate joint venture that is engaged in the manufacture and sale of medical equipment.


Principles of Presentation

At August 31, 1998, the Company owned a controlling interest in TherMatrx. Accordingly, the financial statements originally issued for the year ended August 31, 1998, included consolidated balances. All significant intercompany balances had been eliminated from the August 31, 1998 financial statements.


During the year ended August 31, 1999, the Company reduced its interest in TherMatrx below the level of control, and, as a result, consolidation was no longer required. Accordingly, the financial statements for the year ended August 31, 1999, do not include consolidated balances. Moreover, as a result of this change in reporting entity, all information related to the year ended August 31, 1998, has been restated to show financial information for the Company with the investment in TherMatrx recorded on the equity method.


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


--------------------------------------------------------------------------------
                                                                             F-6

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies Continued

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


Earnings (Loss) Per Common Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings (loss) per share calculation when their effect is antidilutive.


Revenue Recognition

Sales for products are recorded when products are shipped. Revenue from long-term service contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue includes amounts from service contracts as well as revenue from sales of products which have not been shipped.


Research and Development Costs

Research and development costs are expensed as incurred.


--------------------------------------------------------------------------------
                                                                             F-7

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies Continued

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


The Company has cash in bank and short-term investments that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.


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


Reclassifications

Certain accounts in the 1998 financial statements have been reclassified to conform with the current year presentation.


2.  Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts are as follows:


Receivables:
    Trade receivables                               $         52,219
    Other receivables                                         17,017
    Less allowance for doubtful
      accounts                                                (9,970)
                                                    ----------------

                                                    $         59,266
                                                    ----------------



--------------------------------------------------------------------------------
                                                                             F-8

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.  Detail of Certain Balance Sheet Accounts Continued

Inventories:
    Parts and supplies                              $        433,455
    Work-in-process                                          256,681
    Finished goods                                           218,105
                                                    ----------------

                                                    $        908,241
                                                    ----------------




Accrued expenses:
    Customer deposits                               $        301,653
    Accrued expenses                                         119,352
    Investment in subsidiary                                 136,467
                                                    ----------------

                                                    $        557,472
                                                    ----------------



3.  Property and Equipment

Property and equipment consists of the following:


Equipment                                           $        476,142
Furniture and fixtures                                       297,741
                                                    ----------------

                                                             773,883

Less accumulated depreciation
  and amortization                                          (686,790)
                                                    ----------------

                                                    $         87,093
                                                    ----------------




--------------------------------------------------------------------------------
                                                                             F-9

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




4.  Long-term Debt

Long-term debt consists of the following:


Note payable to an insurance company, due in
monthly installments of $2,125, including interest
at 9.4%                                             $         20,500

Note payable to a vendor, due in monthly
installments of $2,742, including interest at 9%               5,422
                                                    ----------------

                                                              25,922

Less current portion                                         (25,922)
                                                    ----------------

                                                    $            -
                                                    ----------------



5.  Deferred Gain

During the year ended August 31, 1998, the Company entered into a sale-leaseback on its building. The sale-leaseback resulted in a gain of $325,513, of which $307,000 was deferred and is being credited to income as rent expense adjustments over the term of the lease. The lease requires monthly payments of $6,533 through November 2002.


Future minimum payments at August 31, 1999, are as follows:


Years Ending August 31,                                  Amount
                                                    ----------------

                        2000                        $         78,396
                        2001                                  78,396
                        2002                                  78,396
                        2003                                  19,599
                                                    ----------------

                                                    $        254,787
                                                    ----------------

Rent expense on this operating lease for the years ended August 31, 1999 and 1998, amounted to approximately $78,000 and $59,000, respectively.



--------------------------------------------------------------------------------
                                                                            F-10

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.  Income Taxes

The Income tax benefit (provision) differs from the amount computed at federal statutory rates as follows:


                                               Years Ended
                                                August 31,
                                     -------------------------------
                                          1999            1998
                                     -------------------------------

Income tax benefit (provision) at
  statutory rate                     $       655,000   $  (1,000,000)
Change in valuation allowance               (655,000)        950,000
                                     -------------------------------

                                     $            -    $     (50,000)
                                     -------------------------------



Deferred tax assets (liabilities) are comprised of the following:


Net operating loss carryforwards                    $      2,502,000
General business and AMT credit carryforwards                173,000
Accrued expenses and deposits                                138,000
Capital loss carryforwards                                    86,000
Inventory                                                      7,000
Allowance for bad debts and reserves                           3,000
Depreciation                                                 (14,000)
Deferred compensation expense                               (105,000)
                                                    ----------------

                                                           2,790,000

Valuation allowance                                       (2,790,000)
                                                    ----------------

                                                    $             -
                                                    ----------------



--------------------------------------------------------------------------------
                                                                            F-11

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.  Income Taxes Continued

At August 31, 1999, the Company has net operating losses (NOL), research and experimentation tax credit (RETC), and investment tax credit (ITC) available to offset future taxable income and taxes payable as follows:


  Expiration
     Date            NOL               RETC              ITC
--------------------------------------------------------------------

2001          $                -   $             -   $         2,000
2002                   1,999,000             8,000                 -
2003                   2,122,000            41,000                 -
2005                   1,270,000            72,000                 -
2007                     190,000                 -                 -
2008                     100,000                 -                 -
2009                     671,000                 -                 -
2010                     170,000                 -                 -
2012                     837,000                 -                 -
              ------------------------------------------------------

              $        7,358,000   $       121,000   $         2,000
              ------------------------------------------------------

The Company has experienced a greater than 50 percent change of ownership. Consequently, use of the Company's carryovers against future taxable income in any one year may be limited and these carryovers may expire unutilized due to the limitation imposed by the change of ownership rules.


7.  Stock Options and Warrants

Stock Options

The Company's 1998 Employee Stock Option Plan authorizes the granting of incentive stock options to certain key employees and nonemployees who provide services to the Company. The Plan provides for the granting of options for an aggregate of 2,000,000 shares. The options vest subject to management's discretion. Under this plan, 319,000 options were granted, 5,500 options vested, and 50,000 options were canceled for the year ended August 31, 1999.


--------------------------------------------------------------------------------
                                                                            F-12

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.  Stock Options and Warrants Continued

Stock Options - Continued

The Company's 1998 Director Stock Plan authorizes granting a total of $12,000 in cash and options to each nonemployee director. The Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant. Under this plan, 100,000 options were granted and 25,000 shares were canceled for the year ended August 31, 1999.


A schedule of the options and warrants are as follows:



                                                          Price Per
                                   Options    Warrants      Share
                                 ------------------------------------

Outstanding at September 1,
  1997                              1,107,746    242,655 $ .10 to .20
                        Granted        27,500          -          .25
                                 ------------------------------------

Outstanding at August 31, 1998      1,135,246    242,655 $ .10 to .25
                        Granted       419,000          -   .24 to .45
                        Canceled      (75,000)         -   .24 to .35
                                 ------------------------------------

Outstanding at August 31, 1999      1,479,246    242,655 $ .10 to .45
                                 ------------------------------------


The Company has issued options to purchase shares of common stock to employees and nonemployees, at an exercise price of $.10 per share. For options granted to employees, the Company has recorded as deferred compensation the excess of the market value of common stock at the date of grant over the exercise price.


--------------------------------------------------------------------------------
                                                                            F-13

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.  Stock Options and Warrants Continued

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net (loss) earnings and earnings per share would have been the pro forma amounts indicated below:


                                                    Years Ended
                                                    August 31,
                                        --------------------------------
                                              1999            1998
                                        --------------------------------

Net (loss) income - as reported         $     (1,928,050)  $   2,890,579
Net (loss) income - pro forma           $     (1,956,532)  $   2,883,894
Diluted (loss) earnings per share - as
   reported                             $           (.12)  $         .17
Diluted (loss) earnings per share -
  pro forma                             $           (.12)            .17
                                        --------------------------------



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   August 31,
                                        --------------------------------
                                              1999            1998
                                        --------------------------------

Expected dividend yield                 $         -        $        -
Expected stock price volatility                124%              139%
Risk-free interest rate                        5.6%              5.6%
Expected life of options                     5 years          5 years
                                        --------------------------------


The weighted average fair value of options and warrants granted during 1999 and 1998 are $.31 and $.22, respectively.


--------------------------------------------------------------------------------
                                                                            F-14

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.  Stock Options and Warrants Continued

The following table summarizes information about stock options and warrants outstanding at August 31, 1999:


                                                  Options and Warrants
              Options and Warrants Outstanding        Exercisable
            ------------------------------------------------------------
                          Weighted
                           Average
               Number    Remaining    Weighted     Number     Weighted
  Range of  Outstanding Contractual   Average   Exercisable   Average
  Exercise       at         Life      Exercise       at       Exercise
   Prices     8/31/99      (Years)     Price      8/31/99      Price
------------------------------------------------------------------------
$ .10 - .24    1,452,901    5.5     $     .12     1,452,901     $    .12
  .37 - .45      269,000    9.8           .39       269,000          .39
------------------------------------------------------------------------

$ .10 - .45    1,721,901    6.2     $     .17     1,721,901     $    .17
------------------------------------------------------------------------



8.  Foreign Customer and Major Customer

Sales to foreign customers are as follows:


                                               Years Ended
                                                August 31,
                                    --------------------------------
                                          1999            1998
                                    --------------------------------

Europe                              $        290,551  $      903,849
Far East                                           -         194,824
                                    --------------------------------

                                    $        290,551  $    1,098,673
                                    --------------------------------



During the years ended August 31, 1999 and 1998, the Company had sales to a major customer that amounted to $285,000 and $888,000, respectively.


9.  Related Party Transactions

During the years ended August 31, 1999 and 1998, the Company had sales to a stockholder of approximately $285,000 and $888,000.

During the year ended August 31, 1999 the Company had sales of approximately $96,000 to an unconsolidated subsidiary.


--------------------------------------------------------------------------------
                                                                            F-15

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




10. Supplemental Cash Flow Information

During the year ended August 31, 1998, the Company sold a building with a book value of $213,259, debt of $93,741, and recognized a deferred gain of $307,000.


Actual amounts paid for interest and income taxes are as follows:


                                                Years Ended
                                                 August 31,
                                    --------------------------------
                                          1999            1998
                                    --------------------------------

Interest expense                    $          3,631  $      8,373
                                    --------------------------------

Income taxes                        $         32,827  $          -
                                    --------------------------------



11. Significant Unconsolidated Affiliates

Summarized financial information for the significant unconsolidated affiliate of the Company at September 30, 1999 and 1998 (the affiliates's fiscal year runs from October 1, through September 30,) are as follows:


                                              September 30,
                                    --------------------------------
                                          1999            1998
                                    --------------------------------

Result for year:
    Gross revenues                  $         -       $          -
    Gross profit                    $         -       $          -
    Net loss                        $ (1,476,223)     $  (2,204,656)

Year-end financial position:
    Current assets                  $  5,432,408      $   3,782,614
    Non-current assets              $  2,935,308      $     304,025
    Current liabilities             $     72,372      $     514,335
    Non-current liabilities         $         -       $     304,568




--------------------------------------------------------------------------------
                                                                            F-16

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12. Commitments and Contingencies

The Company has an employment agreement with the Chairman of the Board of Directors of the Company. The agreement provides that the Chairman of the Board of Directors's salary will be based upon a reasonable mutual agreement. Additionally, in the case of nonvoluntary termination, the acting president will receive severance pay for a six month period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The six month severance pay would be the salary at the highest rate paid to the president prior to such a nonvoluntary termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and bonuses.


The Company has an exclusive worldwide license for a unique temperature probe. The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licensor. The Company pays royalties based upon its sales of this probe. Royalties accrued as of August 31, 1999 and 1998, are approximately $6,000 and $1,000, respectively. Royalty expense amounted to approximately $5,000 and $9,000 for the years ended August 31, 1999 and 1998, respectively.


13. Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at August 31, 1999 and 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



--------------------------------------------------------------------------------
                                                                            F-17

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14. Earnings Per Share

Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:



                                            Years Ended December 31,
                                        --------------------------------
                                              1999            1998
                                        --------------------------------

Basic EPS:
  Net (loss)income available to
     common stockholders                $     (1,928,050)  $   2,890,579
                                        --------------------------------

  Weighted average common shares        $     16,468,000   $  16,214,000
                                        --------------------------------

  Net (loss)  income per share          $           (.12)  $         .18
                                        --------------------------------


Diluted EPS:
  Net income (loss) available to
     common stockholders                $     (1,928,050)  $   2,890,579
                                        --------------------------------

  Weighted average common shares        $     16,468,000   $  17,174,000
                                        --------------------------------

  Net (loss) income per share           $           (.12)  $         .17
                                        --------------------------------



15.  Litigation Settlement

During 1998, the Company settled litigation with Urologix. Pursuant to the settlement agreement, Urologix paid an aggregate total of $5,000,000 to the Company and its subsidiary. As part of the settlement, Urologix maintains its non-exclusive license to certain patents.

--------------------------------------------------------------------------------
                                                                            F-18

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

                                                                                                        Initial Date as
         Name                            Age                          Position                        Officer or Director
--------------------------------------------------------------------------------------------------------------------------


Paul F. Turner                           52       Chairman of the Board, Senior Vice President, and            1986
                                                    Chief Technology Officer

Hyrum A. Mead                            52       President and Member of the Board of Directors               1999

Dixie Toolson Sells                      49       Vice President of Regulatory Affairs and Corporate           1987
                                                    Secretary

Ray Lauritzen                            49       Vice President of Field Service                              1988

Gerhard W. Sennewald, Ph.D.              63       Member of the Board of Directors                             1994

J. Gordon Short, M.D.                    68       Member of the Board of Directors                             1994

Michael Nobel, Ph.D.                     59       Member of the Board of Directors                             1997

--------------------------------------------------------------------------------------------------------------------------


     Mr. Turner has been with BSD for 21 years. He served as Staff and Senior Scientist from 1978 to September 1986; as Vice President of Research from September 1986, to January 1989; and as Senior Vice President of Research from January 1989, to October 1993. In October 1993, Mr. Turner resigned as Vice President of Research, and he served as Senior Scientist from October 1993 to December 1994. In December 1994, Mr. Turner was re-appointed as Senior Vice President of Research and was elected to the Board of Directors. From October 1995, to August 1999, Mr. Turner served as Acting President. Since August 1999, Mr. Turner has served as Senior Vice President and Chief Technology Officer.

     Mr. Mead was appointed as President and elected to the Board of Directors in August 1999. He has served as VP of Business Development at ZERO Enclosures, a leading manufacturer in the telecommunications, computer and aerospace industry and as President of Electro Controls, a manufacturer of computer controlled power systems that have significant technological overlaps with the BSD systems. Mr. Mead began his career in sales and marketing with IBM.

     Ms. Sells has been with BSD for 20 years. She served as Administrative Director from 1978 to 1984; as Director of Regulatory Affairs from 1984 to September 1987; and as Vice President of Regulatory Affairs from September 1987, to October 1993. In October 1993, Ms. Sells resigned as Vice President of Regulatory Affairs, and she served as Director of Regulatory Affairs from October 1993 to December 1994. In December 1994, Ms. Sells was re-appointed as Vice President of Regulatory Affairs and was appointed as Corporate Secretary by the Board of Directors. Ms. Sells also serves on the Board of Directors of the Utah Intermountain Biomedical Association.

     Mr. Lauritzen has been with BSD for 16 years. He served as Field Service Manager from 1982 to January 1988 and as Vice President of Field Service Operations since January 1988.

     Dr. Gerhard Sennewald was appointed to BSD's Board of Directors in December 1994. He has been the key BSD European representative and distributor for 14 years and has been instrumental in obtaining the majority of BSD's foreign sales. Dr. Sennewald is the President and Chief Executive Officer of Medizin-Technik GmbH of Munich, Germany.

     Dr. J. Gordon Short was appointed to BSD's Board of Directors in December 1994, after extensive participation in the initial development and market establishment of the Company's products as Medical Director for BSD, as well as previous service on the Company's Medical Advisory Board. Dr. Short is President and Chief Executive Officer of Brevis Corporation, a medical products company that specializes in consumable specialty supplies.

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


ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding all compensation earned during the last three fiscal years and fiscal year-end stock option values for the person acting in a similar capacity to chief executive officer of the Company in the fiscal year ended August 31, 1999. No stock options were granted to or exercised by the Acting President during fiscal year 1998. No other executive officers of the Company received compensation exceeding $100,000.


                           SUMMARY COMPENSATION TABLE


                                                                               Long Term
                                          Annual Compensation             Compensation Awards
------------------------------------------------------------------------------------------------------------------------
                                                           Other
                                                          Annual      Restricted                       All Other
       Name and        Fiscal       Salary      Bonus     Compen-       Stock                          Compen-
       Position          Year        ($)         ($)      sation ($)   Awards ($)       Options(#)     sation($)
------------------------------------------------------------------------------------------------------------------------

Hyrum A. Mead,          1999           $5,689     -0-         -0-            -0-         200,000          -0-
President (1)
------------------------------------------------------------------------------------------------------------------------

Paul F. Turner,         1999         $140,000    $100         -0-            -0-           -0-            -0-
Sr. VP and Chief        1998         $128,543     -0-         -0-            -0-           -0- (2)        -0-
Technology Officer      1997         $115,000     -0-         -0-            -0-           -0-            -0-

------------------------------------------------------------------------------------------------------------------------

(1) Mr. Mead began employment with BSD as of August 10, 1999.
(2) During fiscal 1998, TherMatrx approved the grant of an option to Mr. Turner to purchase 1% of outstanding shares of common stock in TherMatrx, Inc. (strike price and total number of outstanding shares to be determined at a later date by TherMatrx's Board of Directors).





            OPTION/SAR GRANTS IN LAST FISCAL YEAR - Individual Grants

                                                              Percent of Total
                                                             Options Granted to   Exercise or
                  Name and                       Options     Employees in Fiscal   Base Price
                  Position                         (#)              1999             ($/Sh)      Expiration Date
---------------------------------------------------------------------------------------------------------------------

Hyrum A. Mead,                                   200,000            62.70%            $.37       August 10, 2009
President
---------------------------------------------------------------------------------------------------------------------




               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                        Shares                   Number of Securities                   Value of Unexercised
                      Acquired on      Value    Underlying Unexercised                   In-the-Money Options
      Name and         Exercise       Realized   Options at FY-end (#)                    at FY-end ($)
      Position            (#)           ($)      Exercisable      Unexercisable     Exercisable     Unexercisable
----------------------------------------------------------------------------------------------------------------------

Hyrum A. Mead,            -0-           -0-             0              200,000             0              $92,660
President
----------------------------------------------------------------------------------------------------------------------

Paul F. Turner,           -0-           -0-           178,187            2,766          $82,554           $1,281
Sr. VP and Chief
Technology Officer
----------------------------------------------------------------------------------------------------------------------



COMPENSATION OF DIRECTORS
-------------------------

     The 1998 Director Stock Plan provides for annual compensation in the amount of $12,000 for each non-employee director - $4,000 to be paid in cash and the balance of the retainer to be paid in the form of restricted shares of BSD Common Stock. In addition to the annual compensation to directors, each
Non-Employee Director shall receive an annual option to purchase 25,000 restricted shares of BSD Common Stock at a purchase price of 85% of the Fair Market Value at the date the Option is granted. The options vest over 5 years and expire in 10 years. On September 1, 1998, S. Lewis Meyer, Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were each awarded 25,000 options to purchase the Company's restricted common stock at $.24 per share. On March 1, 1999, S. Lewis Meyer, Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were each paid $2,000 and awarded 10,240 shares of restricted common stock, based on service to the Company for the prior six months. On September 1, 1999, Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were each awarded 25,000 options to purchase the Company's restricted common stock at $.39 per share. These directors were also paid $2,000, and awarded 8,633 shares of restricted common stock based on service to the Company for the prior six months. On September 1, 1999, S. Lewis Meyer was awarded 2,065 shares of restricted common stock and paid $478.26 for his service to the Company from March 1, 1999, through April 13, 1999, when he resigned from his position on the Board of Directors.

EMPLOYMENT CONTRACTS
--------------------

     The Company has an employment contract with the President, Mr. Mead, that was signed August 10, 1999. This agreement provides that Mr. Mead shall receive a base salary of $125,000, which shall be reviewed annually by the Board of Directors. Additionally, in the case of non-voluntary termination, Mr. Mead shall receive all compensation for a period of six months, which includes an extension of all benefits and perquisites. The six month severance shall be salary at the highest rate paid to Mr. Mead prior to such termination and the total amount of bonuses paid or payable during the preceding 12 months. The agreement also requires the Company to vest any options granted to Mr. Mead for the purchase of the Company's stock with a 90 day period to exercise such options. Mr. Mead's agreement includes a period of non-competition for one year following termination of employment.

     The Company has an employment contract with the Senior Vice President and Chief Technology Officer, Mr. Turner that was signed November 2, 1988. This agreement provides that Mr. Turner's salary will be based upon a reasonable mutual agreement. Additionally, in the case of non-voluntary termination, Mr. Turner will receive severance pay for a one-year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one-year severance pay will be an average of Mr. Turner's salary for the immediate twelve-month period prior to termination. The agreement also requires the Company to pay Mr. Turner any accrued unused vacation at the time of termination. BSD is also obligated to pay Mr. Turner $1,000 (or the equivalent value in stock options) for newly issued patents (this compensation is halved if multiple inventors are involved). Mr. Turner's agreement includes a period of non-competition for one year following termination of employment. This non-competition agreement may be extended by BSD for up to an additional four years by written notification and continuing severance payments for the additional years of extension (as defined for the first year) if the non-competition obligation is extended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 1, 1999, with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to management of the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) all directors and named executive officers of the Company, and (iii) all officers and directors as a group:


Name and Address of                               Shares of Common Stock            Percentage of Common Stock
Beneficial Owner                                  Beneficially Owned (1)                  Ownership (2)
--------------------------------------------------------------------------------------------------------------------

Dr. Gerhard W. Sennewald                                  6,757,819(3)                        40.25%
   c/o Medizin-Technik GmbH
   Augustenstrasse 27
   D-80333 Munich, Germany

Paul F. Turner                                            1,993,105(4)                        11.81%
   762 Lacey Way
   North Salt Lake, UT  84054

John E. Langdon                                           1,300,010(5)                        7.79%
   2501 Parkview Drive, Suite 500
   Fort Worth, TX  76102

Hyrum A. Mead                                                     0                             *
   202 Coventry Lane
   North Salt Lake, UT  84054

Michael Nobel                                                48,873(6)                          *
   P.O. Box 30043
   S-10425 Stockholm, Sweden

J. Gordon Short, M.D.                                       103,873(7)                          *
   c/o Brevis Corporation
   3310 South 2700 East
   Salt Lake City, UT  84109

All officers and directors as                             9,553,836(8)                        55.64%
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

(3)  Includes 95,065 shares subject to options.  Does not include 500,000 shares
     held   by   Dr. Sennewald's   spouse, for   which  he  disclaims beneficial
     ownership.

(4)  Includes 178,187 shares subject to options.

(5) Includes 403,525 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee. Does not include 50,000 shares held by Mr. Langdon's spouse, for which he disclaims beneficial ownership.

(6)  Includes 5,000 shares subject to options.

(7)  Includes 33,000 shares subject to options.

(8)  Includes 476,926 shares subject to options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     The following exhibits are filed as part of this report or are hereby incorporated by reference as indicated:


Exhibit
Number                              Description
-------                             -----------

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

27          Financial Data Schedule.

99 The financial statements for the fiscal year ended September 30, 1999, of TherMatrx, Inc., a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

 (b)  Reports on Form 8-K

      During the last quarter of fiscal year 1999, the Company filed no reports on Form 8-K.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 BSD MEDICAL CORPORATION


Date: November 24, 1999                         By:  /s/   Hyrum A. Mead
      ------------------------------            --------------------------------
                                                     Hyrum A. Mead
                                                     President and Member of the
                                                     Board of Directors



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 24, 1999                         By:  /s/   Paul F. Turner
      ------------------------------            --------------------------------
                                                     Paul F. Turner
                                                     Chairman of the Board,
                                                     Chief Technology  Officer,
                                                     and Senior Vice President
                                                     of Research


Date: November 24, 1999                         By:  /s/   Hyrum A. Mead
      ------------------------------            --------------------------------
                                                     Hyrum A. Mead
                                                     President and Member of the
                                                     Board of Directors


Date: November 24, 1999                         By:  /s/   Gerhard W. Sennewald
      ------------------------------            --------------------------------
                                                     Dr. Gerhard W. Sennewald
                                                     Member of the Board of
                                                     Directors


Date: November 24, 1999                         By:  /s/   J. Gordon Short
      ------------------------------            --------------------------------
                                                     Dr. J. Gordon Short
                                                     Member of the Board of
                                                     Directors


Date: November 24, 1999                         By:  /s/   Michael Nobel
      ------------------------------            --------------------------------
                                                     Dr. Michael Nobel
                                                     Member of the Board of
                                                     Directors