Form 10QSB
period 1999-11-30
BSD MEDICAL CORP
filed 2000-01-13
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended November  30, 1999

                 Commission file number 0-10783


                     BSD MEDICAL CORPORATION


           DELAWARE                     75-1590407
   (State of Incorporation)(IRS Employer Identification Number)


     2188 West 2200 South
     Salt Lake City, Utah                         84119
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]    No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                Outstanding as of January 11, 2000
 Common stock, $.01 Par Value               16,698,975



Transitional Small Business Disclosure Format
(Check one):  Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     BSD MEDICAL CORPORATION

                    Condensed Balance Sheets
                           (Unaudited)
                Assets                    November 30,
                ------                       1999
Current assets:                           -----------
  Cash and cash equivalents               $ 1,402,841
  Receivables                                  81,410
  Inventories                               1,139,393
  Prepaid Expenses                             15,375
  Deposits                                     17,342
                                          -----------
    Total current assets                    2,656,361
                                          -----------

Property and equipment, net                    92,423
Long-term trade receivables                    12,740
Patents, net                                   13,860
                                          -----------
                                          $ 2,775,384
                                          -----------
 Liabilities and Stockholders' Equity
 ------------------------------------
Current liabilities:
  Accounts payable                             93,545
  Accrued expenses                            905,752
  Current portion of long-term debt            11,730
  Current portion of deferred revenue          71,712
  Current portion on deferred gain on          61,416
   sale-leaseback                         -----------

    Total current liabilities               1,144,155
                                          -----------

Long term liabilities
  Deferred revenue                             24,717
  Deferred gain on building transaction       122,753
                                          -----------

    Total liabilities                       1,291,625
                                          -----------

Stockholders' equity:
  Common stock, $.01 par value; authorized    166,940
   20,000,000 shares; issued and
   outstanding 16,693,975, shares
  Additional paid-in capital               20,688,109
  Deferred compensation                      (155,686)
  Accumulated deficit                     (19,215,370)
  Common stock in treasury 13,412 shares,        (234)
   at cost                                -----------

    Net stockholders' equity                1,483,759
                                          -----------

                                          $ 2,775,384
                                          ===========

                     BSD MEDICAL CORPORATION

               Condensed Statements of Operations
                           (Unaudited)
                   Periods ended November 30,



                                   1999         1998
                                ----------   ----------
Product sales                   $   80,930   $  107,692
Grant and license revenue          112,036            -
                                ----------   ----------

    Total revenues                 192,966      107,692
                                ----------   ----------
Costs and expenses:
  Cost of product sales             36,223       86,678
  Research and development         125,051      105,693
  Selling, general, and            327,411      230,443
   administrative               ----------   ----------

    Total costs and expenses       488,685      338,135
                                ----------   ----------

    Operating loss                (295,719)    (230,444)


Other income (expense):
  Interest income                   17,792       31,556
  Interest expense                    (284)      (1,178)
  (Loss) income in joint venture  (114,999)    (122,231)
                                ----------   ----------
    Total other income (expense)   (97,491)     (91,853)
                                ----------   ----------
    Net loss                    $ (393,210)  $ (322,296)
                                ==========   ==========

Basic net income (loss) per
 common and common equivalent   $     (.02)  $     (.02)
 share                          ----------   ----------

Diluted net income (loss) per
 common and common equivalent   $     (.02)  $     (.02)
 share                          ----------   ----------

Weighted average number of
 shares outstanding
   Primary                      16,694,000   16,370,000
                                ----------   ----------
   Diluted                      16,694,000   16,370,000
                                ----------   ----------


See accompanying notes to financial statements.

                     BSD MEDICAL CORPORATION

         Condensed Statements of Cash Flows (Unaudited)
                 Three Months ended November 30,

Increase (Decrease) in Cash and Cash
Equivalents                                   1999         1998
--------------------------------------     ----------   ----------
Cash flows from operating activities:
  Net loss                                 $ (393,210)    (322,296)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization               5,178        4,634
    Deferred gain on sale of building         (15,354)     (15,354)
    Deferred compensation                       3,800        3,800
    (Increase) decrease in:
      Receivables                             (22,144)      (4,251)
      Inventories                            (231,152)     (53,076)
      Prepaid expenses and deposits             8,831        7,625
    Increase (decrease) in:
      Accounts payable                         62,756       29,598
      Accrued expenses                        233,281      (92,816)
      Deferred Income                         (14,613)      14,340
      Loss (income) from equity investment    114,999      122,231
                                           ----------   ----------
        Net cash used in operating           (247,628)    (305,565)
         activities                        ----------   ----------

Cash flows from investing activities:
  Purchase of property and equipment          (10,439)     (10,689)
  Purchase of patent license                  (13,929)           -
                                           ----------   ----------
        Net cash used in investing            (24,368)     (10,689)
         activities

Cash flows from financing activities:
  Principal payments on long-term debt        (14,192)     (15,560)
   obligation                              ----------   ----------
        Net cash used in financing            (14,192)     (15,560)
         activities                        ----------   ----------

Decrease in cash and cash equivalents      $ (286,188)    (331,815)
Cash and cash equivalents, beginning of     1,689,029    2,798,032
 period                                    ----------   ----------
Cash and cash equivalents, end of period   $1,402,841    2,466,217
                                           ==========   ==========
Supplemental Disclosure of Cash Flow
 Information
--------------------------------------
  Cash paid for interest during period     $      284        1,178

                     BSD MEDICAL CORPORATION
             Notes to Condensed Financial Statements

Note 1. Basis of Presentation

   The Condensed Balance Sheet as of November 30, 1999; the Condensed Statements of Operations for the three months ended November 30, 1999, and 1998; the Condensed Statements of Cash Flows for the three months ended November 30, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of November 30, 1999, have been made. During the period ended May 31, 1999, TherMatrx, Inc. received an additional capital infusion from TherMatrx Investment Holdings, LLC (assignee of Oracle Strategic Partners, L.P. and Charles Manker). This infusion was based on TherMatrx's achievement of key success milestones in the clinical investigation of a new therapy to treat BPH with microwave energy. This infusion decreased BSD's ownership of TherMatrx from 54% to 34%. During the period ending November 30, 1998, BSD presented consolidated financials; however, BSD has become a minority shareholder in TherMatrx and thus has changed the method of accounting from a consolidation method to an equity method for the investment in TherMatrx. The financial statements for
November  30,  1998,  have  been  restated  to  reflect  the  34%
ownership.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended November 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income (Loss) Per Common Share

   Net  Income  (Loss)  per common share for the  quarters  ended
November  30,  1999,  and November 30, 1998,  are  based  on  the
weighted   average  number  of  shares  outstanding  during   the
respective periods.


ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

   Total assets decreased from $2,797,917 at August 31, 1999, to $2,775,384 at November 30, 1999, a decrease of $22,533, or .008%, primarily due to a decrease in cash. Cash decreased by $286,188, a decrease of 16.94%, primarily due to use of cash for working capital.

   Receivables  increased  by $22,144,  an  increase  of  37.36%,
primarily  due  to normal periodic business fluctuations.   Total
inventories increased by $231,152, an increase of 25.45%, due to purchase of materials for future shipments.

  Total current liabilities increased by $382,231, an increase of 50%. This increase was primarily caused by increases in accrued expenses, principally customer deposits, and increases in accounts payable, combined with the equity loss in TherMatrx, Inc.

   The Company has long term receivables for field service contracts of $12,740, as of November 30, 1999.

Fluctuations in Operating Results
---------------------------------

   The Company's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and a year to year basis due to volatilities associated with international operations; budgeting considerations of the Company's customers; the nature of the medical capital equipment market; the ability of the Company to predict the timing of various approvals required from the Food and Drug Administration and other governmental agencies; the relatively large per unit sales prices of the Company's products; the typical fluctuations
in   the   mix  of  orders  for  different  systems  and   system
configurations; the limited unit sales volumes; the Company's limited cash resources; changes in Medicare and other third-party
reimbursement  policies; competition;  and  other  factors.   For
these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

Results of Operations:
----------------------

Three Months ended November 30, 1999

   Product Sales were $80,930 for the three months ended November 30, 1999, a decrease of $26,761, or 24.85%, as compared to $107,692 for the three months ended November 30, 1998, primarily due to a delay in processing of European orders while the Company obtains CE Marking approval on the new BSD-2000/3D system. The CE Marking is now required for sales to all European Union (EU) countries. The Company anticipates receipt of CE Mark approval by the end of January 2000. (As of January 11, 2000, BSD has a backlog of $1,747,750.)

   Gross profit on product sales increased to $44,707 for the three months ended November 30, 1999, as compared to $21,014 for the three months ended November 30, 1998, as a result of reduced material and indirect labor costs and an adjustment in the manufacturing rate for labor and overhead.

   Selling, General and Administrative Expenses were $327,411 for the three months ended November 30, 1999, an increase of $95,211, or 41.32%, as compared to $230,443 for the three months ended November 30, 1998, primarily as a result of increased sales and marketing expenditures.

  Research and Development Expenses increased to $125,051 for the three months ended November 30, 1999, as compared to $105,693 for the three months ended November 30, 1998, an increase of $19,358, or 18.32%. The increase was due to increased resources devoted to completion of the BSD-2000/3D system and the costs associated with obtaining CE Marking approval for this system.

   Total Costs and Expenses increased by $148,792, an increase of 44%, primarily caused by the aforementioned increases in Selling, General and Administrative and Research and Development Expenses.

   Interest Expense for the three months ended November 30, 1999, was $284, as compared to $1,178 of Interest Expense for the three months ended November 30, 1998. The decrease was caused by the lower interest costs associated with notes payable as the notes reach maturity.

  The Net Loss for the three months ending November 30, 1999, was $393,210, as compared with a Net Loss of $322,296 for the three months ending November 30, 1998. The primary reason for this decrease was the decrease in product sales, increase in selling, general and administrative expenses, and the equity loss in TherMatrx.

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

   The Company has installed software upgrades for its accounting and manufacturing systems that are warranted by the vendors to be Y2K compatible. The Company is currently evaluating its other computerized systems. The aggregate costs to upgrade systems for Y2K compliance appear to be below $13,000, and these costs will be amortized over five years. There do not appear to be any other material internal issues at this time. The Company is unaware of any problems with its computerized systems after the occurrence of Y2K.

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

   CHANGING REGULATORY ENVIRONMENT. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. See "Government Regulation" in the Company's fiscal 1999 10-KSB.


PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibit is filed as part of this report:

Exhibit                           Description
Number
---------                       -----------------
  27                            Financial Data Schedule.

b) Reports  on Form 8-K - During the quarter, no reports on  Form
   8-K were filed by the Company.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date: January 11, 2000        /s/ Hyrum A. Mead
                              -----------------------
                              Hyrum A. Mead
                              President