Form 10QSB
period 2000-02-29
BSD MEDICAL CORP
filed 2000-04-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended February 29, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                Outstanding as of April 3, 2000
 Common stock, $.01 Par Value              17,277,793



Transitional Small Business Disclosure Format (Check one):
Yes []   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     BSD MEDICAL CORPORATION

                    Condensed Balance Sheets
                           (Unaudited)
                Assets                     February 29,
                ------                         2000
                                           ------------
Current assets:
  Cash and cash equivalents                $    837,533
  Receivables                                    76,949
  Inventories                                 1,418,863
  Prepaid Expenses                               10,250
  Deposits                                        8,818
                                           ------------
    Total current assets                      2,352,413
                                           ------------

Property and equipment, net                      89,028
Long-term trade receivables                      12,740
Patents, net                                     13,655
                                           ------------
                                           $  2,467,836
                                           ------------

    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                              130,254
  Accrued expenses                            1,002,617
  Current portion of long-term debt               6,780
  Current portion of deferred revenue            64,026
  Current portion on deferred gain on sale       61,416
    - leaseback
                                           ------------
    Total current liabilities                 1,265,093
                                           ------------
Long term liabilities
  Deferred revenue                               10,322
  Deferred gain on building                     107,399
    transaction
                                           ------------
    Total liabilities                         1,382,814
                                           ------------
Stockholders' equity:
  Common stock, $.01 par value; authorized      169,257
    20,000,000 shares; issued and
    outstanding 16,919,349, shares
  Additional paid-in capital                 20,693,856
  Deferred compensation                        (155,686)
  Accumulated deficit                       (19,622,170)
  Common stock in treasury 24,331 shares,          (235)
    at cost
                                           ------------
    Net stockholders' equity                  1,085,022
                                           ------------
                                           $  2,467,836
                                           ============

                     BSD MEDICAL CORPORATION

               Condensed Statements of Operations
                           (Unaudited)
      Periods ended February 29, 2000 and February 28, 1999

                                          Three Months         Six Months
                                             Ended:              Ended:
                                     -------------------------------------------
                                      Feb. 29,   Feb. 28,   Feb. 29,   Feb. 28,
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
Product sales                       $   87,320    119,915  $ 168,250    227,607
Grant and license revenue               20,538     23,780    132,574     23,780
                                      --------   --------   --------   --------
    Total revenues                     107,858    143,695    300,824    251,387
                                      --------   --------   --------   --------
Costs and expenses:
  Cost of product sales                 53,554    121,481     89,776    208,159
  Research and development             146,029    117,603    271,080    228,596
  Selling, general, and                235,292    148,882    562,575    289,348
    administrative
                                      --------   --------   --------   --------
    Total costs and expenses           434,875    387,966    923,560    726,103
                                      --------   --------   --------   --------
    Operating loss                    (327,017)  (244,271)  (622,736)  (474,716)

Other income (expense):
  Interest income                       14,809     24,950     32,601     56,506
  Interest expense                        (235)      (850)      (519)    (2,027)
  Loss in joint venture                (94,539)  (166,313)  (209,539)  (288,545)
                                      --------   --------   --------   --------
    Total other income (expense)       (79,965)  (142,213)  (177,457)  (234,066)
                                      --------   --------   --------   --------

    Net loss before income taxes     $(406,982)  (386,484) $(800,193)  (708,782)
Income tax expense                           -    (32,827)         -    (32,827)
                                      --------   --------   --------   --------
    Net loss                          (406,982)  (419,311)  (800,193)  (741,609)
                                      ========   ========   ========   ========
Net income (loss) per common and
  common equivalent share            $   (0.02)     (0.03)  $  (0.05)     (0.05)
                                      ========   ========   ========   ========

Weighted average number of shares   16,919,000 16,680,000 16,919,000 16,680,000
  outstanding                       ========== ========== ========== ==========


See accompanying notes to financial statements.

                     BSD MEDICAL CORPORATION

         Condensed Statements of Cash Flows (Unaudited)
      Periods ended February 29, 2000 and February 28, 1999

Increase (Decrease) in Cash and Cash
  Equivalents                                      2000          1999
------------------------------------            -----------   -----------
Cash flows from operating activities:
  Net loss                                      $  (800,193)     (741,609)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                  10,984        11,546
      Deferred gain on sale of building             (30,708)      (30,708)
      Deferred compensation                           3,800         3,800
      Sale of equipment                                   -         1,201
      (Increase) decrease in:
        Receivables                                 (17,683)       25,812
        Inventories                                (510,622)      (97,128)
        Prepaid expenses and deposits                22,480        10,380
      Increase (decrease) in:
        Accounts payable                             99,465        (8,893)
        Accrued expenses                            235,612       (68,105)
        Deferred Income                             (36,700)      (50,164)
        Loss (income) from equity investment        209,538       288,545
                                                -----------   -----------
          Net cash used in operating               (814,027)     (655,323)
            activities                          -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                (12,461)      (27,968)
  Purchase of patent license                        (13,928)            -
  Proceeds from exercise of stock                     8,062             -
    options                                     -----------   -----------
          Net cash used in investing                (18,327)      (27,968)
            activities

Cash flows from financing activities:
  Payments on short term notes payable                    -       (14,221)
  Principal payments on long-term debt              (19,142)      (15,098)
    obligation                                  -----------   -----------
          Net cash used in financing activities     (19,142)      (29,320)
                                                -----------   -----------
Decrease in cash and cash equivalents           $  (851,496)     (712,610)
Cash and cash equivalents, beginning of           1,689,029     2,798,032
  period                                        -----------   -----------
Cash and cash equivalents, end of period        $   837,533     2,085,422
                                                ===========   ===========
Supplemental Disclosure of Cash Flow
  Information
------------------------------------
  Cash paid for interest during period          $       519         2,027

                     BSD MEDICAL CORPORATION
             Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

   The Condensed Balance Sheet as of February 29, 2000 the Condensed Statements of Operations for the three months ended February 29, 2000 and February 28, 1999; the Condensed Statements of Cash Flows for the six months ended February 29, 2000 and February 28, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 29, 2000 have been made. During the period ended May 31, 1999, TherMatrx, Inc. received an additional capital infusion from TherMatrx Investment Holdings, LLC (assignee of Oracle Strategic Partners, L.P. and Charles Manker). This infusion was based on TherMatrx's achievement of key success milestones in the clinical investigation of a new therapy to treat BPH with microwave energy. This infusion decreased BSD's ownership of TherMatrx from 54% to 34%. During the period ending February 28, 1999, BSD presented consolidated financials; however, BSD has become a minority shareholder in TherMatrx and thus has changed the method of accounting from a consolidation method to an equity method for the investment in TherMatrx. The financial statements for February 29, 1999 have been restated to reflect the 34% ownership.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Detail of Certain Balance Sheet Accounts

         Inventories:
           Raw Materials              $  557,588
           Work in Process               861,275
                                      ----------
                                      $1,418,863
                                      ==========

         Accrued expenses:
           Customer deposits          $  515,850
           Accrued expenses              140,761
           Investment in subsidiary      346,006
                                      ----------
                                      $1,002,617
                                      ==========


Note 3.  Net Loss Per Common Share

   Net  Loss per common share for the three and six months period ended  February 29, 2000, and February 28, 1999 are based on  the
weighted   average  number  of  shares  outstanding  during   the
respective periods.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Total assets decreased from $2,797,917 at August 31, 1999, to $2,467,836 at February 29, 2000, a decrease of $330,081, or
11.8%, primarily due to a decrease in cash of $851,496 or 50.41% that was used for operations.

  Receivables increased by $17,683, a change of 29.84%, primarily due to normal periodic business fluctuations. Total inventories increased by $510,622, an increase of 56.22%, due to purchase of materials for future shipments.

  Total current liabilities increased by $503,169, an increase of
66.04%.   This  increase  was primarily caused  by  increases  in
accrued   expenses,  customer  deposits,  and  accounts  payable,
combined with the equity loss in TherMatrx, Inc.

   The Company has long term receivables for field service contracts of $12,740, as of February 29, 2000.

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

Results of Operations:

Six Months ended February 29, 2000

   Product sales for the six months ended February 29, 2000, decreased by $59,357, or 26.08% as compared to the six months ended February 28, 1999. This decrease resulted from inability to fulfill European orders due to delayed receipt of the CE Mark approval on the new BSD-2000/3D system, now required for sales to European Union (EU) countries. The Company announced receipt of the CE Mark for this system January 27, 2000, too late in the quarter to begin shipment of European orders, deferring them beyond the second quarter accounting period. (As of February 29, 2000, BSD had a backlog of $1,816,553, compared to a backlog of $539,750 as of February 28, 1999.)

   Gross profit on product sales was $78,474 in the quarter ended
February 29, 2000, an increase of $59,026 of 303.51%, as compared to $19,448 in the quarter ended February 28, 1999, as a result of reduced material and indirect labor costs.

   Selling, General and Administrative Expenses were $562,704 for the six months ended February 29, 2000, an increase of $273,227 or 94.43%, as compared to $289,348 for the six months ended February 28,1999, substantially due to increased sales and marketing expenditures for promotion of new products, and also due to higher personnel costs.

   Research and Development Expenses increased to $271,080 in the six months ended February 29, 2000 as compared to $228,596 for the six months ended February 28, 1999, an increase of $42,484, or 18.58%. The increase was due to accelerated use of resources devoted to completion of the BSD-2000/3D system, development of new products not yet announced for sale and the costs associated with obtaining CE Marking approval.

  The Total Costs and Expenses increased by $197,457, an increase of  27.19%, primarily resulting from the aforementioned increases
in   Selling,   General  and  Administrative  and  Research   and
Development Expenses.

  Interest expense for the six months ended February 29, 2000 was $519, compared to $2,027 of Interest Expense for the six months ended February 28, 1999. The decrease was caused by the lower interest costs associated with notes payable as the notes reach maturity.

   The Net Loss for the six months ending February 29, 2000 was $800,193 as compared to $741,609 for the six months ended February 28, 1999. This loss was principally the result of delay in processing of European orders while the Company was obtaining the CE Mark for the new BSD-2000/3D system, and its holdings in TherMatrx as an investment.

Three Months ended February 29, 2000

   Product Sales were $87,320 for the three months ended February 29, 2000, a decrease of $32,595, or 27.18%, as compared to $119,915 for the three months ended February 28, 1999 primarily due to a delay in processing of European orders while the Company was obtaining the CE Marking approval on the new BSD-2000/3D system. The CE Marking is now required for sales to all European Union (EU) countries. The Company announced receipt of the CE
Mark approval for its new system January 27, 2000. (As of February 29, 2000, BSD had a backlog of $1,816,553, compared to a backlog of $539,750 as of February 28, 1999.)

   Gross profit on product sales increased to $33,766 for the three months ended February 29, 1999, as compared to a loss of $1,566 for the three months ended February 29, 1999 as a result of reduced material and indirect labor costs.

   Selling, General and Administrative Expenses were $235,292 for the three months ended February 29, 2000, an increase of $86,410, or 58.04%, as compared to $148,882 for the three months ended February 28, 1999, primarily as a result of increased sales and marketing expenditures to promote new products.

  Research and Development Expenses increased to $146,029 for the three months ended February 29, 2000, as compared to $117,603 for the three months ended February 2, 1999, an increase of $28,426, or 24.17%. The increase was due to accelerated use of resources devoted to completion of the BSD-2000/3D system, development of new products not yet announced for sale and the costs associated with obtaining CE Mark approval.

   Total Costs and Expenses increased by $46,909, an increase of 12.09%, primarily caused by the aforementioned increases in Selling, General and Administrative and Research and Development
Expenses.

   Interest Expense for the three months ended February 29, 2000 was $235, as compared to $850 of Interest Expense for the three months ended February 28, 1999. The decrease was caused by the lower interest costs associated with notes payable as the notes reach maturity.

  The Net Loss for the three months ending February 29, 2000, was $406,982, as compared with a Net Loss of $419,311 for the three months ending February 28, 1999. This loss was principally the result of delay in processing of European orders while the Company was obtaining the CE Mark for the new BSD-2000/3D system, and its holdings in TherMatrx as an investment.


   YEAR 2000 COMPLIANCE. BSD Medical's administrative computers were Year 2000 (Y2K) compliant prior to January 1, 2000, and experienced no disruption on the new year rollover. Software upgrades making BSD products Year 2000 (Y2K) compliant were developed by BSD, released for sale, and have been installed as individually arranged by customers. In the event that customers elect not to purchase the updated software, those systems can still be safely operated by making a one-time entry of a year between 1985 and 1999. The system operations and calculations do not include any date driven functions, and therefore the systems do not exhibit any change in performance due to the arrival of the year 2000; rather the date is used only as a method to identify the treatment record. Thus, the use of an invalid date does not create any material risks. These systems are not connected to any other computer systems, as they are stand-alone systems.

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibit is filed as part of this report:

Exhibit
Number                            Description
-------                           -----------
  27            Financial Data Schedule.

b) Reports  on Form 8-K - During the quarter, no reports on  Form
   8-K were filed by the Company.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date:  April 13, 2000           /s/ Hyrum A. Mead
                                ------------------
                                Hyrum A. Mead
                                President