Form 10QSB
period 2000-05-31
BSD MEDICAL CORP
filed 2000-07-17
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10 - QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended May 31, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class             Outstanding as of May 31, 2000
 Common stock, $.01 Par Value           17,423,692



Transitional Small Business Disclosure Format (Check one): Yes []  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     BSD MEDICAL CORPORATION
                     Condensed Balance Sheet
                           (Unaudited)
                Assets                           May 31,
                                                  2000
             -------------                  ---------------
Current assets:
  Cash and cash equivalents                 $     443,400
  Receivables                                     439,427
  Inventories                                   1,359,068
  Prepaid Expenses                                  5,125
  Deposits                                         29,568
                                            ---------------
    Total current assets                        2,276,587
                                            ---------------

Property and equipment, net                        87,752
Long-term trade receivables                        12,740
Patent, net                                        13,450
                                            ---------------
                                            $   2,390,530
 Liabilities and Stockholders' Equity
 --------------------------------------
Current liabilities:
  Current portion on deferred gain on sale         61,416
    -leaseback
  Current portion of long-term debt                 1,715
  Current portion of deferred revenue              41,946
  Accounts payable                                 41,736
  Accrued expenses                                446,231
  Equity investment                               495,193
                                            ---------------
    Total current liabilities                   1,088,237
                                            ---------------

Long-term debt                                          -
Deferred gain on building transaction              92,045
Deferred revenue                                   10,322
                                            ---------------
    Total liabilities                           1,190,604
                                            ---------------

Stockholders' equity:
  Common stock, $.01 par value; authorized
    20,000,000 shares; issued and
    outstanding 17,423,692, shares                174,237
  Additional paid-in capital                   20,715,359
  Accumulated deficit                         (19,677,963)
  Deferred compensation                            (7,606)
  Stock subscription receivable                    (3,867)
  Less 24,331 shares of  treasury stock,
    at cost                                          <234>
                                            ---------------
    Net stockholders' equity                    1,199,926
                                            ---------------
                                            $   2,390,530
                                            ===============
See accompanying notes to financial statements.

                     BSD MEDICAL CORPORATION

               Condensed Statements of Operations
                           (Unaudited)
           Periods ended May 31, 2000 and May 31, 1999


                                     Three Months            Nine Months
                                        Ended:                 Ended:
                                    --------------         --------------
                                  May 31,     May 31,     May 31,    May 31,
                                   2000        1999        2000       1999
                                ----------  ----------  ----------  ----------
Sales                          $  830,978      81,086  $  999,228     308,693
Grant and license revenue          34,099           -     166,674      23,780
                                ----------  ----------  ----------  ----------
    Total revenues                865,077      81,086   1,165,902     332,473
                                ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of product sales           294,598     138,572     384,374     346,732
  Research and development        175,871     141,789     446,951     370,384
  Selling, general, and           309,164     407,969     871,870     741,313
    administrative
                                ----------  ----------  ----------  ----------
    Total costs and expenses      779,633     688,330   1,703,195   1,458,429
                                ----------  ----------  ----------  ----------

    Operating income (loss)        85,444    (607,244)   (537,293) (1,125,956)
                                ----------  ----------  ----------  ----------

Other income (expense):
  Equity Earnings in TherMatrx,  (149,188)   (120,046)   (358,726)   (408,591)
  Interest income                   8,255      20,515      40,856      77,023
  Interest expense                   (121)       (404)       (640)     (2,432)
                                ----------  ----------  ----------  ----------
    Total other expense          (141,054)    (99,935)   (318,510)   (334,000)
                                ----------  ----------  ----------  ----------

    Net loss                   $  (55,610)   (707,179) $ (855,803) (1,459,956)
                                ==========  ==========  ==========  ==========

Net loss per common and common
  equivalent share, basic and  $     (.00)       (.04) $     (.05)       (.09)
                                ----------  ----------  ----------  ----------

Weighted average number of
  shares outstanding,
  basic and diluted             17,322,000  16,661,000  16,909,000  16,661,000



See accompanying notes to financial statements.

                     BSD MEDICAL CORPORATION

         Condensed Statements of Cash Flows (Unaudited)
        Nine Months ended May 31, 2000, and May 31, 1999

                                               May 31,       May 31,
                                                2000          1999
                                            -----------    -----------
Cash flows from operating activities:
  Net loss                                 $  (855,803)    (1,459,956)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization               16,857         17,674
    Deferred compensation                      151,880        151,880
    Stock issued for compensation               12,000        145,489
    Deferred gain on sale of asset             (46,062)       (46,062)
    (Increase) decrease in:
      Receivables                             (380,161)       230,920
      Inventories                             (450,827)      (311,476)
      Prepaid expenses and deposits              6,855         16,406
    Increase (decrease) in:
      Accounts payable                          10,947          3,000
      Accrued expenses                          25,226        137,556
      Deferred income                          (58,774)       (71,875)
      Loss from equity investment              358,726        408,591
                                            -----------    -----------
        Net cash used in operating          (1,209,136)      (777,853)
         activities                         -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment           (17,038)       (35,151)
  Cash in unconsolidated subsidiary                  -     (3,593,083)
  Purchase of patent license                   (13,928)             -
                                            -----------    -----------
        Net cash used in investing             (30,966)    (3,628,234)
                                            -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock        18,680              -
  Principal payments on long-term debt
   obligation                                  (24,207)       (43,404)
                                            -----------    -----------
        Net cash used in financing
         activities                             (5,527)       (43,404)
                                            -----------    -----------

Decrease in cash and cash equivalents $(1,245,629) (4,449,491) Cash and cash equivalents, beginning of
 period                                      1,689,029      6,391,115
                                            -----------    -----------
Cash and cash equivalents, end of period   $   443,400      1,941,624
                                            ===========    ===========

Supplemental Disclosure of Cash Flow
 Information
------------------------------------
  Cash paid for interest during period     $       640          2,432

Supplemental Non-cash
----------------------
  Investment in entity                     $         -        409,985
  Inventories                                        -        (32,983)
  Other Assets                                       -         (2,781)
  Property and equipment                             -       (116,517)
  Accounts payable                                   -         13,329
  Accrued expenses                                   -        172,104
  Minority interest                                  -      3,149,946
                                            -----------    -----------
        Total Non-cash                               -      3,593,083
  Less cash in unconsolidated subsidiary             -      3,593,083
                                            -----------    -----------
                                                     -              0

During the nine months ended May 31, 2000, the Company issued common stock in exchange for a stock subscription receivable of $3,867.

                     BSD MEDICAL CORPORATION
             Notes to Condensed Financial Statements

Note 1.  Basis of Presentation
   The Condensed Balance Sheet as of May 31, 2000; the Condensed Statements of Operations for the three and nine months ended May 31, 2000, and May 31, 1999; the Condensed Statements of Cash Flows for the nine months ended May 31, 2000, and May 31, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 2000, have been made. During the period ended May 31, 1999, TherMatrx, Inc. received an additional capital infusion from TherMatrx Investment Holdings, LLC (assignee of Oracle Strategic Partners, L.P. and Charles Manker). This infusion was based on TherMatrx's achievement of key success milestones in the clinical investigation of a new therapy to treat BPH with microwave energy. This infusion decreased BSD's ownership of TherMatrx from 54% to 34%. Since BSD has become a minority shareholder in TherMatrx, the method of accounting has changed from a consolidation method to an equity method.


   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended May 31, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Loss Per Common Share

   Net loss per common share for the quarters ended May 31, 2000, and May 31, 1999, are based on the weighted average number of shares outstanding during the respective periods.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Total assets decreased from $2,797,917 at August 31, 1999,  to
$2,390,530  at  May 31, 2000, a decrease of $407,387,  or  14.56%
primarily due to a decrease in cash of $1,245,630, or 73.75%, that was used for working capital.

    Receivables  increased  $380,161,  an  increase  of  600.41%,
primarily  due  to  an  increase  in  sales.   Total  inventories
increased by $450,827, an increase of 49.64% due to purchase of materials for future shipments.

  Total current liabilities increased by $326,313, an increase of
42.83%.   The increase was primarily caused by decreases in  long
term debt and deferred revenue and an increase in accrued expenses combined with the equity loss in TherMatrx, Inc.

   The  Company  has  long  term receivables  for  field  service
contracts,     as    of    May    31,    2000,    of     $12,740.

Fluctuations in Operating Results

   The Company's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and a year to year basis due to risks associated with
international   operations;  budgeting  considerations   of   the
Company's customers; the nature of the medical capital equipment market; the ability of the Company to predict the timing of various approvals required from the Food and Drug Administration and other governmental agencies; the relatively large per unit sales price of the Company's products; the typical fluctuations
in   the   mix  of  orders  for  different  systems  and   system
configurations; the limited unit sales volumes; the Company's limited cash resources; changes in Medicare and other third-party
reimbursement  policies; competition;  and  other  factors.   For
these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

Results of Operations:

Nine Months ended May 31, 2000

   Product Sales increased from $308,693 in the nine months ended May 31, 1999, to $999,228 in the nine months ended May 31, 2000, an increase of $690,535, or 223.70%, as the Company began to ship sales to Europe, as a result of the CE Mark, as well as receiving additional new orders from U.S. customers.

   Gross profit on product sales increased from a loss of $38,039 in the nine months ended May 31, 1999, to $614,854 in the nine months ended May 31, 2000, as a result of efficiencies from increased sales and high margins on sales fulfilled.

   Selling, General and Administrative Expenses increased from $741,313 in the nine months ended May 31, 1999, to $871,870 in the nine months ended May 31, 2000, an increase of $130,557 or 17.61% due to an increased emphasis on sales and marketing.

   Research and Development Expenses increased from $370,384 for the nine months ended May 31, 1999, to $466,951 in the nine months ended May 31, 2000, an increase of $76,567, or 20.67%, due to increased resources devoted to completion of the BSD-2000/3D/MR system, development of new products not yet announced for sale and the costs associated with obtaining CE Marking approval.

   Total Costs and Expenses for the nine months ended May 31, 2000, increased by $244,766, an increase of 16.78%, primarily resulting from the aforementioned increases in Selling, General and Administrative and Research and Development Expenses.

   Interest Expense in the nine months ended May 31, 2000, was $640, compared with $2,432 of Interest Expense in the nine months ended May 31, 1999. The decrease was caused by the lower interest costs associated with notes payable as the notes reach maturity.

   The Net Loss for the nine months ending May 31, 2000, was $855,803 as compared with a Net Loss of $1,459,956 for the nine months ending May 31, 1999. The primary reasons for this decrease are sharply increased sales, and a much lower percentage cost of sales.

Three Months ended May 31, 2000

   Product Sales increased from $81,086 in the three months ended May 31, 1999, to $830,978 for the three months ended May 31, 2000, an increase of $749,892, or 925.00%. This increase was due to processing of European orders after the Company obtained CE Marking approval on the new BSD-2000/3D system, now required for sales to all European Union (EU) countries.

   Gross profit increased from a loss of $57,486 in the quarter ended May 31, 1999, to $536,080 in the quarter ended May 31, 2000, as a result of the aforementioned increase in sales and the low cost of goods sold for the quarter.

   Selling, General and Administrative Expenses decreased from $407,969 in the quarter ended May 31, 1999, to $309,164 for the quarter ended May 31, 2000, a decrease of $98,805, or 24.22%. The decrease was primarily caused by internal budgeting controls and lower compensation expense associated with the issuance of common stock.

   Research and Development Expenses increased by $34,082, an increase of 24.04%, due to increased resources devoted to completion of the BSD-2000/3D/MR system, and development of new products not yet announced for sale.

   Total Costs and Expenses increased by $91,303 an increase of 13.26%, as compared with the corresponding three months in the previous fiscal year. This increase was primarily caused by the aforementioned increases in Selling, General and Administrative expenses and Research and Development expenses.

   Interest Expense in the three months ended May 31, 2000, was $121, as compared with $404 of Interest Expense in the three months ended May 31, 1999. The decrease was caused by the lower interest costs associated with notes payable as the notes reach maturity.

   The Net Loss for the quarter ended May 31, 2000, was $55,610, as compared with the Net Loss of $707,179 for the quarter ending May 31, 1999. The primary reason for this decrease was the aforementioned increase in product sales, and decreases in Selling, General and Administrative expenses.


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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following exhibit is filed as part of this report:


Exhibit                Description
Number
----------     -------------------------
 27            Financial Data Schedule.

b) Reports  on Form 8-K - During the quarter, no reports on  Form
   8-K were filed by the Company.

SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BSD MEDICAL CORPORATION



Date:   July 17, 2000           /s/ Hyrum A. Mead
      ----------------         ---------------------
                                Hyrum A. Mead
                                President