Form 10KSB
period 2000-08-31
BSD MEDICAL CORP
filed 2000-11-29
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                  FORM 10 - KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $1,730,393

     The approximate aggregate market value of Common Stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 21, 2000, was $8,116,266.

     As of November 21, 2000, there were 17,464,520 shares of Common Stock with $0.01 par value outstanding.

     Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]



BSD Medical Corporation 2000 10-KSB                                       Page 1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     BSD Medical Corporation (the "Company"), a biomedical firm, was founded in 1978 to research the demonstrated ability of elevated heat (hyperthermia) to destroy cancer cells. Hyperthermia has been shown to double the effectiveness of radiation and provide supra-additive interactions with many chemotherapeutic drugs. BSD was successful in developing and commercializing hyperthermia treatment - a breakthrough therapy for both cancerous and benign diseases.

     Following the initial commercial success, in the late 1980s the Company redirected itself away from commercial sales to concentrate on research/development of a new generation of deep electronically focused phased array equipment. It determined that the first generation products did not target and steer deep focused energy with sufficient efficacy to achieve the full therapeutic benefit of hyperthermia. The second-generation product, the BSD-2000, was developed with the cooperative efforts of such American research institutions as Duke University, Northwestern University, University of Southern California, Stanford University, University of Utah and University of Washington, St. Louis. European research institutions that contributed to this development effort included the Clinic of Grosshadern in Munich, Germany, Daniel Den Hoed Cancer Center in Rotterdam, Netherlands, Kantonsspital Aarau in Aarau, Switzerland, University Clinic for Chirugie in Graz, Austria, Medical Clinic for Lubeck University in Lubeck, Germany, University Clinic in Essen, Germany, University Clinic in Dusseldorf, Germany, University Clinic in Tubingen, Germany, University of Bergin in Bergin, Norway, University of Verona in Verona, Italy and Hambolt University in Berlin, Germany.

     The objective of this collaborative research was to perfect the targeting and steering capabilities of hyperthermia equipment and to demonstrate safety and efficacy for the new generation products from the concepts phase through extensive clinical trials. After more than a decade-long effort, the BSD-2000 product family now has CE Mark approval in Europe, the support of published Phase III clinical trials and has achieved acceptance, including reimbursement, in some substantial European countries. Cancer sites investigated in clinical trials include breast, head and neck, ovarian, cervical/uterine, colorectal, prostate and bladder. Histologies include melanoma, carcinoma and sarcoma. In addition to those completed, ten U.S. protocols are currently running. They include studies relating to use of hyperthermia for treatment of locally advanced carcinoma of the rectum, ovarian carcinoma, soft-tissue sarcoma and use of hyperthermia in conjunction with intravenous liposome.

     Through research funded by the National Cancer Institute and supportive efforts by other research institutions, the Company has also been able to develop third-generation enhancements to the BSD-2000 product. The BSD-2000o3D adds three-dimensional steering of deep focused energy, delivering even more precise heating to the tumor. As part of the international collaborative research efforts, treatment planning software for the BSD-2000o3D has been developed and is marketed through BSD.

     Both the BSD-2000 and BSD-2000o3D administer non-invasive treatment to deep tumors. As a further objective, non-invasive treatment monitoring has also been added. The BSD-2000o3D/MR provides magnetic resonance imaging (MRI) as an interface with the BSD-2000o3D.

     To provide additional support for these sophisticated products, BSD hired Dr. Mark Hagmann in May 2000. Dr. Hagmann, a former Fellow at the National Institutes of Health, brings broad applicable experience to this effort. He continues to serve as, among several distinctions, an honorary member of the MIT Institute for Theory and Computation of the Electromagnetics Academy in the Departments of Electrical Engineering and Computer Science.

BSD Medical Corporation 2000 10-KSB                                       Page 2

     In addition to therapy for deep tumors, BSD has developed hyperthermia equipment for superficial tumors and tumors that can be treated using interstitial techniques. While commercializing first generation products, BSD received the only FDA approval issued for heat-alone superficial or heat-alone interstitial hyperthermia. BSD also received the only FDA approval commercially available for interstitial hyperthermia in combination with radiation. In addition, BSD has approval for use of superficial hyperthermia in combination with radiation. BSD has broad FDA approvals for treatment of many tumor sites and types. The Company is therefore using care in the current development of its new generation of products for treating superficial/interstitial tumors to preserve continuance of this broad scope FDA approval for the new products.

     Tumors that can be treated with superficial hyperthermia include major health problems such as melanomas, head and neck cancer and breast cancer. The Company has FDA approval to treat these with hyperthermia alone or in combination with radiation. A new market is also emerging for interstitial hyperthermia in combination with radiation. The implantation of radioactive seeds is becoming increasingly common as a cancer treatment technique. BSD interstitial products can be used to deliver interstitial hyperthermia as an additional procedure, using antennae inserted through the same implanted catheters required for interstitial radiation (brachytherapy). The Company has FDA approval for interstitial treatments using hyperthermia alone or in combination with radiation.

     Hyperthermia is used to treat certain benign diseases, including Benign Prostatic Hyperplasia (BPH), caused by enlargement of the prostate. On November 24, 1997, BSD entered into an agreement with Oracle Strategic Partners to form TherMatrx, Inc., a jointly-owned company that would initially focus on minimally invasive treatments of urological diseases, specifically BPH. Equipment used by TherMatrx was based on technology originating with the Company. TherMatrx has conducted Phase III randomized multi-center clinical trials. The FDA PMA process is currently underway for the TherMatrx BPH treatment.

     The Company is engaged in four major endeavors: (1) providing FDA approval for its deeply focused electromagnetically adaptive phased array treatment products, (2) completion and commercialization of new generation products for superficial tumor treatment also utilizing its FDA approved superficial phased array technology, (3) completion and commercialization of new generation products for interstitial treatment and (4) support of the commercialization of TherMatrx for the treatment of BPH. The Company believes that it and TherMatrx have the competence and resources to obtain needed approvals from the FDA. There can be no assurance, however, that BSD or TherMatrx will be successful in obtaining FDA approval for commercial marketing of deep hyperthermia products or BPH products. BSD believes that it can successfully conclude and commercialize its new generation of superficial/interstitial systems, however there can be no assurance of this success as changes in market conditions, access to needed resources or unforeseen conditions could dilute or preclude accomplishment of these objectives. Although there is much clinical support for the efficacy of hyperthermia in the treatment of tumors, there is no assurance that hyperthermia is equally therapeutic or effective in treating all forms of cancer or benign diseases, alone or in combination with other therapies, or that hyperthermia can be equally effective in treating all patients with the same disease, depending on the patient's health, the progress of the disease and other factors.

     BSD is in the business of development, production, marketing, and servicing of heat therapy (hyperthermia/thermotherapy) equipment. BSD currently has 11 U.S. patents, 8 foreign patents, and 5 patent licenses (which cover all of its current applications and products as well as additional applications and devices).

     BSD was the first Company to obtain PreMarket approval (PMA) from the Food and Drug Administration (FDA) for a hyperthermia cancer therapy system and the first Company to obtain Investigational Device Exemption (IDE) approval from the FDA for thermotherapy systems for the treatment of Benign Prostatic Hyperplasia
(BPH). BSD has developed second and third generation equipment, and the Company's systems, depending upon configuration and options, have list prices ranging from approximately $100,000 to $1,100,000.

BSD Medical Corporation 2000 10-KSB                                       Page 3

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

BSD'S PRODUCTS/THERAPIES

     HYPERTHERMIA AS A CANCER TREATMENT. Cancer is a disease characterized by uncontrolled growth and spread of abnormal cells. According to estimates by the American Cancer Society, 552,200 Americans are expected to die from cancer in the year 2000, and 1,220,100 new cancer cases are expected to be diagnosed during the year. Cancer is the second leading cause of death in the US, exceeded only by heart disease. The National Institutes of Health estimate overall annual costs for cancer at $107 billion.

     Hyperthermia is the process of applying energy to elevate the temperature of the cancer cells in order to destroy or damage the tumor. The Company's hyperthermia equipment is used both in an effort to cure cancer, by destroying and eliminating cancer cells, and, where curing the cancer is not possible, as palliative treatment (the shrinking of tumors in order to reduce the pain and other side effects of cancer). Hyperthermia can usually destroy cancerous cells without harming normal cells. There is also some evidence that hyperthermia increases the patient's immune system, allowing the patient's own system to fight the cancer as well as the side effects of other treatments.

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

     CANCER HYPERTHERMIA PRODUCTS. The Company's cancer hyperthermia products are designed to apply electromagnetic (i.e., microwave or radiofrequency) or ultrasonic energy to the human body in order to generate temperatures of 40 (degrees) C to 60 (degrees) C at the site of the tumor. Thermometry systems are used to measure tumor and normal tissue temperatures during treatment in order to assist in achieving and maintaining safe and optimal treatment temperatures. The Company's hyperthermia systems are designed to permit the treatment of various tumor sizes, various tumor depths and various anatomical sites.

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

BSD Medical Corporation 2000 10-KSB                                       Page 4

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

MARKETING AND SALES

     The Company markets its cancer hyperthermia products primarily to research sites in radiation oncology departments in the U.S. and to radiation oncology and chemotherapy oncology research sites outside the U.S. In the U.S., the Company markets its equipment directly using its own sales and marketing staff. International sales are generally accomplished through distributing companies located in various foreign countries. The Company's marketing efforts include participation at trade shows and symposia and development of product brochures, newsletters, and other promotional materials. The Company also co-sponsors an annual international BSD Users' Conference.

BSD Medical Corporation 2000 10-KSB                                       Page 5

     The Company anticipates that future marketing will be primarily directed to commercial radiation oncology and chemotherapy oncology customers. Further, future marketing for current cancer products may be expanded into two largely untapped markets: surgical and chemotherapeutic oncology. These two disciplines control most cancer patients and treatment funds, and clinical evidence of the safety and efficacy of hyperthermia in conjunction with chemotherapy and surgery has been published. The Company believes that the domestic market will expand in the future because of a renewed interest in hyperthermia in the U.S. and evidence of increased profits from the addition of hyperthermia; however, there can be no assurance that an increase in the U.S. market will occur.

     For the year ended August 31, 2000, two customers accounted for approximately 51% and 9%, respectively, of BSD's net sales. Medizintechnik, a company controlled by a shareholder of the Company, purchased 51% sales. The loss of a significant customer could have a material detrimental impact on the Company's operations. Because only one hyperthermia machine is generally required at a treatment facility, BSD does not sell capital equipment to any one customer on an ongoing basis.

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

COMPETITION

     The Company believes that its combination of technology, performance, quality, reliability, price, and breadth of product line and services are important competitive factors, however, competition in the medical products industry is intense, both in the United States and internationally. BSD's therapies are generally considered complementary to rather than competitive with other cancer therapies, such as radiation and chemotherapy. However, some companies that could be competitors, in that they are also engaged in cancer treatment businesses, have significantly greater financial, technical, research and development, engineering, manufacturing, distribution, and sales and marketing resources than the Company. Several companies have received IDEs in the United States for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. In addition to BSD, two other companies have received FDA Pre-Market Approval for the commercial sale of certain hyperthermia equipment for the treatment of cancer in the U.S.:
Labthermics and Celsion Corporation (formerly Cheung Labs).

BSD Medical Corporation 2000 10-KSB                                       Page 6

     BSD participates in the BPH market as an investor in TherMatrx, Inc. (see "Thermotherapy as a BPH Treatment", Page 3). In the BPH market, competitive companies offering products similar to TherMatrx's products include EDAP TMS (being acquired by Urologix), Urologix, and Dornier (which have PMA approval from the FDA), VidaMed and ArgoMed, Inc. (which have 510(k) marketing clearance from the FDA), and other foreign manufacturers. In addition to thermotherapy equipment made by competitors, there are many other competitive treatments for BPH [including various drug treatments, surgical lasers, ultrasound ablation, electro-cautery surgery, stents, transurethral incision of the prostate (T.U.I.P.), and balloon dilation] that are currently being developed, clinically investigated and/or actively marketed.

     The  Company   believes  that  other   companies  may  consider   marketing
hyperthermia/thermotherapy equipment and anticipates possible increased competition in the United States and internationally. There can be no assurance that others will not develop products that would materially adversely affect the ability of the Company to compete effectively. Further, the treatment of disease with hyperthermia equipment, and with other methods, is subject to technological change. There can be no assurance that other forms of treatment will not be developed which could be superior to the Company's hyperthermia systems. The Company expects to rely on trade secrets, unpatented proprietary know-how and continuing technological innovation, as well as current patents and new patent applications, in order to maintain and improve its competitive position.

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

BSD Medical Corporation 2000 10-KSB                                       Page 7

RESEARCH AND DEVELOPMENT

     During the fiscal years ended August 31, 2000, and August 31, 1999, the Company expended $586,420 and $517,564 respectively, for research and development, representing 33.9% and 83.4% of total revenues. Research and Development expenditures increased in 2000 due to costs associated with the development of the BSD-2000 3D/MR system and a new BSD-300-4 system, combined with costs associated with obtaining ISO 9001 and EN 46001 certification and CE Marking for the BSD-2000 3D.

     BSD has developed the BSD-2000 3D - a new generation of deep regional hyperthermia equipment funded in part by Phase I and II grants received from the National Cancer Institute (Grant No. CA61515). The BSD-2000 3D can be modified for integration with a magnetic resonance imaging system, and becomes the BSD-2000 3D/MR system. The BSD-2000 3D System integrates three-dimensional (3D), "steerable", focused deep regional hyperthermia with 3D patient specific treatment planning. This system is targeted for the treatment of large and deep tumors; i.e., recurrent breast, sarcoma, lung, colorectal, liver, cervical, bladder, stomach, and prostate. The first BSD-2000 3D/MR system has been installed and tested at a leading German oncological research institution - the Clinic of Medical Oncology of the Klinikum Grobhadern Medical School of Ludwigs-Maximilians-Universitat Munchen, Munich, Germany. The Medical School received funding from the Stiftung Deutsche Krebshilfe e. V. (German Cancer Aid Foundation) for the system order.

     The BSD-2000 3D/MR System was designed to provide simultaneous heating and non-invasive measurement of treatment parameters; such as tumor temperature, tumor response, tissue heat damage, tissue blood-flow, tissue pathology, and other chemical and biological changes in the tissue. Non-invasive treatment monitoring has the potential to optimize tumor heating and thus tumor destruction. The development of reliable non-invasive thermometry is the next required step in the field of hyperthermia and has the potential to significantly increase the clinical applications and commercial potential of hyperthermia; however, there can be no assurance that this system will provide reliable non-invasive thermometry. Preliminary laboratory testing has demonstrated the ability to simultaneously heat and image with the MR portion of this system.

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

PATENTS, INTELLECTUAL PROPERTY, LICENSING, AND ROYALTY AGREEMENTS

     Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's policy is to file patent applications to protect significant technology, inventions and product improvements. The Company currently has 11 patents in the United States and 8 patents outside the United States. [Four patents were assigned to TherMatrx, for which the Company maintained a license, and one patent license was obtained by the Company from University of California San Francisco (UCSF).] Other hyperthermia related patents are pending. A European patent for the BSD-2000 3D system has been issued. There can be no assurance that the patents presently issued, or those applied for (if granted), will be of significant value to the Company or will be held valid upon judicial review. Successful litigation against these patents by a competitor could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company believes that it possesses significant proprietary know-how in its hardware and software capabilities. However, there can be no assurance that others will not develop, acquire or patent technologies similar or superior to those of the Company or that secrecy will not be breached.

BSD Medical Corporation 2000 10-KSB                                       Page 8

     In July 1979, the Company entered into an exclusive worldwide license for a unique temperature probe (Bowman Probe). The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licensor. The Company pays royalties based upon its sales of the Bowman Probe. The license agreement was amended and renewed in August 2000 and is currently in effect.

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

BSD Medical Corporation 2000 10-KSB                                       Page 9

     Sales into the European Union (EU) are now governed by the need to obtain ISO certification and a CE Mark and the requirement to comply with all applicable directives. In June 1998, the Medical Devices Directives (MDD) requirements went into effect for the EU. Following June 1998, no medical products could be marketed in Europe without obtaining a CE Mark and thus demonstrating compliance to MDD requirements. The Company has obtained ISO certification of its quality, development, and manufacturing processes and has successfully completed the CE Mark testing and Annex II audit, which will allow BSD to affix the CE Mark label on the BSD-2000 3D system and deliver systems to Europe. However, the Company must maintain compliance with all current and future directives and requirements in order to maintain ISO certification and to continue to affix the CE Mark, and there can be no assurance that the Company will continue to maintain compliance. If BSD is unable to maintain these approvals, it could have a significant material effect on the Company's future financial condition.

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

BSD Medical Corporation 2000 10-KSB                                      Page 10

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

EMPLOYEES

     As of August 31, 2000, the Company had 28 employees; 24 of them were full time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. The Company is dependent upon a limited number of key management, manufacturing, and technical personnel. The Company's future success will depend in part upon its ability to retain these highly qualified employees.


ITEM 2.  PROPERTIES

     The office, production and research facilities of the Company are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet. The Company leases the building for an annual rental expense of $78,396 (see Note 4 to Financial Statements). The Company has an option to purchase the building. The building lease is accounted for as an operating lease for financial statement purposes. The building is currently in good condition; is adequate for the Company's needs; is suitable for all Company functions; and provides room for future expansion. The Company believes that it carries adequate insurance on the property.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


BSD Medical Corporation 2000 10-KSB                                      Page 11

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


                                                        Bid
                                             ---------------------------
        Quarter Ended:                            High          Low
        ----------------------------------------------------------------
        ----------------------------------------------------------------

        November 30, 1998.................        3/8          .19
        February 28, 1999.................        9/16         3/16
        May 31, 1999......................        1/2          .26
        August 31, 1999...................        .45          5/16
        November 30, 1999.................        .88          .25
        February 29, 2000.................       5.19         1.03
        May 31, 2000......................       3.81         1.13
        August 31, 2000...................       2.31          .88



     As of August 31, 2000, there were approximately 591 holders of record of the Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception and has no intention of declaring any Common Stock dividends in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The balance sheet as of August 31, 2000, and the statements of operations, statements of cash flow and statements of stockholders' equity for the years ending August 31, 1999, and 2000, and the independent auditors report thereon, are included elsewhere in this report. The following selected financial information should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. At August 31, 1998, BSD had a fifty-four percent interest in a subsidiary, TherMatrx, thus, the financial statements for the two companies were consolidated. During the year ended August 31, 1999, the Company's interest in the subsidiary was reduced to 34% and consolidation was no longer required. Therefore, the financial statements as of August 31, 1999, have been restated with the Company's investment in TherMatrx recorded using the equity method as of August 31, 2000 the equity method has been discontinued.(see Note 1 to Financial Statements).

     FISCAL YEAR ENDED AUGUST 31, 2000. Revenues for the year ended August 31, 2000, totaled $1,730,393, as compared to $620,221 for the year ended August 31, 1999, an increase of $1,110,172, or 178.99%, primarily due to processing of European orders after the Company received the CE Marking approval on the new BSD-2000 3D system, now required for sales to all European Union (EU) countries. The Company has successfully completed the CE Mark testing and Annex II audit, which allows BSD to affix the CE Mark label on the BSD-2000 3D system and deliver systems to Europe.

BSD Medical Corporation 2000 10-KSB                                      Page 12

     Product sales increased from $596,441 in 1999 to $1,535,600 in 2000, an increase of $939,159, or 157.46%. Sales remained principally limited to research centers, awaiting new product commercialization. Gross profit on product sales was $604,228, as compared to a gross loss of $36,064 for fiscal 1999, due to above mentioned increase in sales. Selling, General and Administrative Expenses for 2000 totaled $1,147,868, as compared to $944,756 in 1999, an increase of $203,112, or 21.49%, primarily due to increases in Sales and Marketing efforts and compensation expense associated with amortization of options and stock awards.

     Research and Development Expenses for 2000 totaled $586,420, as compared to $517,564 in 1999, an increase of $68,856 or 13.3%, due to development costs associated with the BSD-2000 3D/MR system and with a new BSD-300-4 system, combined with costs associated with obtaining ISO 9001 and EN 46001 certification and CE Marking for the BSD-2000 3D.

     Total Costs and Expenses for 2000 were $2,665,660, an increase of $570,835, or 27.24%, as compared to $2,094,825 for fiscal 1999 due to the aforementioned increases in Research and Development Expenses, Selling, General and Administrative Expenses and higher product costs as a result of increased sales.

     Interest Expense in 2000 decreased to $654, as compared to $3,630 in 1999. The decrease was caused primarily by lower interest costs associated with notes payable as they reach maturity and that the company has no interest bearing debt.

     During fiscal 2000, the Company experienced a Net Loss of $888,947 as, compared to a Net Loss in fiscal 1999 of $1,928,050. The fiscal 2000 loss was primarily associated with expenses designated to prepared new product lines for commercialization. The loss for 1999 included $546,452 which was attributable to Thermatrx which does not apply to fiscal 2000 because of the above mentioned change in accounting method resulting from the change in ownership percentage by the Company and it's carrying value of the Thermatrx investment.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales accounted for 69.60% and 47.59% of the Company's total product sales during the fiscal years ended August 31, 2000, and August 31, 1999, respectively. The Company expects that international sales will continue to represent a significant portion of its total sales. The Company has successfully completed the CE Mark testing and Annex II audit, which will allow BSD to affix the CE Mark label on the BSD-2000 3D system and deliver systems to Europe. However, an inability to maintain the necessary approvals could have adverse effects on future sales of products to EC countries (see Government Regulation, page 7). The Company is subject to risks generally associated with international operations, including the establishment by foreign regulatory agencies of product standards different from, and in some cases more stringent than, those in the United States. Although the Company's sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in currency exchange rates. The Company's international sales may also be adversely affected by tariff regulations and export license requirements. Possible governmental, legislative and political actions that may be taken by the United States in order to reduce the balance of payments deficit may result in retaliatory actions by foreign governments. Such actions could have adverse effects upon sales of the Company's products in certain foreign markets. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

BSD Medical Corporation 2000 10-KSB                                      Page 13

     LIQUIDITY AND CAPITAL RESOURCES. Total assets decreased to $2,154,413 in 2000, a decrease of $643,504, as compared to 1999. The decrease was primarily due to a decrease in cash. Cash decreased to $731,494, as compared to $1,689,027 in 1999, primarily as a result of using cash for operating expenses. Accounts receivable increased to $348,333, an increase of $289,067, or 487.74%, primarily due to shipment of European orders after the receipt of the CE Mark. Total inventories decreased to $905,102, a decrease of $3,139, or .34%. Current liabilities increased to $848,452, an increase of $86,528, or 11.35%, primarily due to an increase in customer deposits.

MANAGEMENT DISCUSSION AND CURRENT STATUS OF FINANCIAL CONDITION.

     Management believes that the current projected sales and cash position will be sufficient to meet the Company's operating cash requirements through fiscal year 2000. Management further believes that the primary financial opportunities for the company are in commercialization of new generation products and commercialization of TherMatrx products, as described in Part I General. The Company's ability to be profitable will depend on achieving regulatory approval of certain new products, the completion of development for others, and in the successful commercialization of these products in the marketplace. There can be no assurance that commercialization of these new products will be successful, or that profitability will be achieved.

     On November 14, 1997, BSD signed an agreement with Oracle Strategic Partners (OSP) to form TherMatrx, Inc., a jointly-owned company which will initially focus on minimally invasive treatments of benign urological diseases, specifically Benign Prostatic Hyperplasia (BPH). BSD participates in the BPH market through TherMatrx. The BPH market is currently estimated to be over $3 billion annually in the U.S. alone. The FDA PMA process is currently underway for TherMatrx. There is no assurance, however, that TherMatrx will obtain a PMA.

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


BSD MEDICAL CORPORATION
Financial Statements
August 31, 2000 and 1999

                                                         BSD MEDICAL CORPORATION
                                                   Index to Financial Statements


--------------------------------------------------------------------------------




                                                                      Page

Independent Auditor's Report                                            F-1


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


Statement of Cash Flows                                                 F-5


Notes to Financial Statements                                           F-6

                                                   INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the balance sheet of BSD Medical Corporation (the Company) as of August 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2000, and the results of their operations and cash flows for the years ended August 31, 2000 and 1999 in conformity with generally accepted accounting principles.










Salt Lake City, Utah
October 13, 2000

                                                         BSD MEDICAL CORPORATION
                                                                   Balance Sheet
                                                                 August 31, 2000
--------------------------------------------------------------------------------



              Assets

Current assets:
     Cash and cash equivalents                                                          $          731,494
     Receivables, net                                                                              348,333
     Inventories                                                                                   905,102
     Prepaid expenses                                                                               21,459
     Deposits and other assets                                                                      28,987
                                                                                        ------------------

                  Total current assets                                                           2,035,375

Property and equipment, net                                                                         86,582
Long-term trade receivables                                                                         19,210
Patent, net of amortization of $683                                                                 13,246
                                                                                        ------------------

                                                                                        $        2,154,413
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                   $           61,537
     Accrued expenses                                                                              692,561
     Current portion of deferred revenue                                                            32,938
     Current portion of deferred gain on sale - leaseback                                           61,416
                                                                                        ------------------

                  Total current liabilities                                                        848,452
                                                                                        ------------------

Deferred revenue                                                                                    13,086
Deferred gain on sale - leaseback                                                                   76,691
                                                                                        ------------------

                  Total liabilities                                                                938,229
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
       shares; issued and outstanding 17,479,692 shares                                            174,797
     Additional paid-in capital                                                                 20,766,625
     Deferred compensation                                                                         (13,897)
     Accumulated deficit                                                                       (19,711,107)
     Treasury stock, at cost                                                                          (234)
                                                                                        ------------------

                  Total stockholders' equity                                                     1,216,184
                                                                                        ------------------

                                                                                        $        2,154,413
                                                                                        ------------------

See accompanying notes to financial statements.                              F-2

                                                                                   Statement of Operations

                                                                                    Years Ended August 31,
-------------------------------------------------------------------------------------------------------------------




                                                                             2000              1999
                                                                       -----------------------------------

Revenues:
     Sales                                                             $         577,003  $        215,441
     Sales to related parties                                                    958,597           381,000
     Grants and licenses                                                         194,793            23,780
                                                                       -----------------------------------

                                                                               1,730,393           620,221
                                                                       -----------------------------------

Costs and expenses:
     Cost of sales                                                               546,753           437,556
     Cost of sales to related parties                                            384,619           194,949
     Research and development                                                    586,420           517,564
     Selling, general, and administrative                                      1,147,868           944,756
                                                                       -----------------------------------

                                                                               2,665,660         2,094,825
                                                                       -----------------------------------

                  Operating loss                                                (935,267)       (1,474,604)

Other income (expense):
     Interest income                                                              46,974            96,636
     Interest expense                                                               (654)           (3,630)
     Loss of joint venture                                                             -          (546,452)
                                                                       -----------------------------------

                  Net loss                                             $        (888,947  $     (1,928,050)
                                                                       -----------------------------------

Loss per common share - basic and diluted                              $           (.05)  $           (.12)
                                                                       -----------------------------------

Weighted average shares                                                       17,047,000        16,468,000
                                                                       -----------------------------------




--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3

                                                                                   BSD MEDICAL CORPORATION

                                                                         Statement of Stockholders' Equity

                                                                      Years Ended August 31, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------




                                               Additional   Deferred
                            Common Stock        Paid-In      Compen-   Accumulated      Treasury Stock
                        ---------------------                                       ----------------------
                          Shares     Amount     Capital      sation      Deficit      Shares     Amount
                        ----------------------------------------------------------------------------------

Balance,
  September 1, 1998      16,370,052 $ 163,701 $  20,531,967 $ (311,366) $ (16,894,110)    13,412 $     (234)

Amortization of deferred
  compensation                    -         -             -    151,880             -          -          -

Common stock issued
  for services              323,923     3,239       156,142          -             -          -          -

Net loss                          -         -             -          -     (1,928,050)        -          -
                        ----------------------------------------------------------------------------------

Balance,
  August 31, 1999        16,693,975   166,940    20,688,109   (159,486)   (18,822,160)    13,412       (234)

Common stock issued
for:
  Cash                      244,912     2,449        23,748          -             -          -          -
  Stock options
    and warrants            509,044     5,090        (5,090)         -             -          -          -
  Services                   29,761       298        52,452          -             -          -          -
  Subscription receivable     2,000        20           480          -             -          -          -

Amortization of deferred
  compensation                    -         -             -    151,880             -          -          -

Deferred compensation             -         -         6,926     (6,291)            -          -          -

Contribution of
treasury shares                   -         -             -          -             -      10,919         -

Net loss                          -         -             -          -       (888,947)         -         -
                        ----------------------------------------------------------------------------------

Balance,
  August 31, 2000        17,479,692 $ 174,797 $  20,766,625 $  (13,897) $ (19,711,107)    24,331 $     (234)
                        ----------------------------------------------------------------------------------



-------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-4

                                                                                   BSD MEDICAL CORPORATION

                                                                                   Statement of Cash Flows

                                                                                    Years Ended August 31,
-------------------------------------------------------------------------------------------------------------------



                                                                             2000              1999
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $        (888,947) $      (1,928,050)
     Adjustments to reconcile net loss to net
       cash (used in) operating activities:
         Depreciation and amortization                                            23,082            23,854
         Provision for losses on receivables                                           -               (30)
         Deferred gain on sale of building                                       (61,416)          (61,416)
         Loss (gain) on disposal of
           property and equipment                                                     25             1,203
         Deferred compensation                                                   145,589           151,880
         Stock compensation expense                                               59,676           159,381
         (Increase) decrease in:
              Receivables                                                       (295,037)          304,848
              Inventories                                                          3,139          (283,966)
              Prepaid expenses and other assets                                   (8,898)          (10,580)
         Increase (decrease) in:
              Accounts payable                                                    30,748           (51,520)
              Accrued expenses                                                   135,089           196,491
              Deferred revenue                                                   (65,018)          (83,288)
              Loss (income) from equity investment                                     -           546,452
                                                                       -----------------------------------

                  Net cash used in
                  operating activities                                          (921,968)       (1,034,741)
                                                                       -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                          (21,914)          (43,374)
     Purchase of patent license                                                  (13,928)                -
                                                                       -----------------------------------

                  Net cash used in
                  investing activities                                           (35,842)          (43,374)
                                                                       -----------------------------------

Cash flows from financing activities:
     Payments on long-term debt                                                  (25,922)          (30,888)
     Proceeds from issuance of common stock                                       26,197                 -
                                                                       -----------------------------------

                  Net cash (used in) provided by
                  financing activities                                               275           (30,888)
                                                                       -----------------------------------

Decrease in cash and cash equivalents                                           (957,535)       (1,109,003)

Cash and cash equivalents, beginning of year                                   1,689,029         2,798,032
                                                                       -----------------------------------

Cash and cash equivalents, end of year                                 $         731,494  $      1,689,029

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                             F-5

                                                   Notes to Financial Statements

                                                        August 31, 2000 and 1999
--------------------------------------------------------------------------------


1.Organization and Significant Accounting Policies

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

Inventories
Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.

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

Investment in Joint Venture
The Company has a 34% ownership in another company. The investment is accounted for on the equity method of accounting. In accordance with APB 18, the Company has discontinued applying the equity method as the investment has, because of recurring losses, been eliminated as an asset and the Company is not obligated for any liability obligations of the joint venture.

Patents
Patents are carried at the cost and are being amortized over the life of the patent.


--------------------------------------------------------------------------------

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


Loss Per Common Share
The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.


Stock Subscription Receivable
A stock subscription receivable of $500, included in deposits and other assets, represents stock acquired with a note receivable. Proceeds from the receivable were collected subsequent to August 31, 2000.


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


2.   Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts as of August 31, 2000, are as follows:

Receivables:
     Trade receivables                                    $         295,540
     Other receivables                                               62,762
     Less allowance for doubtful
       accounts                                                      (9,969)
                                                          -----------------

                                                          $         348,333
                                                          -----------------


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Detail of Certain Balance Sheet Accounts Continued

Inventories:
     Parts and supplies                                   $         533,306
     Work-in-process                                                371,796
     Finished goods                                                       -
                                                          -----------------

                                                          $         905,102
                                                          -----------------



Accrued expenses:
     Customer deposits                                    $         380,817
     Accrued expenses                                               311,744
                                                          -----------------

                                                          $         692,561
                                                          -----------------



3.   Property and Equipment

Property and equipment consists of the following:


Equipment                                                 $         493,850
Furniture and fixtures                                              297,741
                                                          -----------------

                                                                    791,591

Less accumulated depreciation
  and amortization                                                 (705,009)
                                                          -----------------

                                                          $          86,582
                                                          -----------------



4.   Deferred Gain

During the year ended August 31, 1998, the Company entered into a sale-leaseback on its building. The sale-leaseback resulted in a gain of $325,513 of which $307,000 was deferred and is being credited to income as rent expense adjustments over the term of the lease. The lease requires monthly payments of $6,533 through November 2002.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




4.   Deferred Gain Continued

Future minimum payments at August 31, 2000, are as follows:


Years Ending August 31,                                        Amount
                                                          -----------------

                           2001                           $          78,396
                           2002                                      78,396
                           2003                                      19,599
                                                          -----------------

                                                          $         176,391
                                                          -----------------

Annual rent expense on this operating lease for the years ended August 31, 2000 and 1999, amounted to approximately $78,000.


5.   Income Taxes

The Income tax benefit differs from the amount computed at federal statutory rates as follows:


                                                    Years Ended
                                         ----------------------------------
                                               2000             1999
                                         ----------------------------------

Income tax benefit at statutory rate     $         457,000$         655,000
Subsidiary loss                                   (155,000)        (186,000)
Other                                               (9,000)        (111,000)
Change in valuation allowance                     (293,000)        (358,000)
                                         ----------------------------------

                                         $                $-               -
                                         ----------------------------------


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Income Taxes Continued

Deferred tax assets (liabilities) are comprised of the following:


Net operating loss carryforwards                          $       1,574,000
General business and AMT credit carryforwards                       180,000
Accrued expenses and deposits                                       167,000
Inventory                                                             7,000
Allowance for bad debts and reserves                                  3,000
Depreciation                                                        (13,000)
Deferred compensation expense                                         5,000
Deferred gain                                                        42,000
                                                          -----------------

                                                                  1,965,000

Valuation allowance                                              (1,965,000)
                                                          -----------------

                                                          $              -
                                                          -----------------



At August 31, 2000, the Company has net operating losses (NOL) as follows:


Expiration Date                                                  NOL
                                                          -----------------

     2003                                                 $         339,000
     2005                                                         1,270,000
     2007                                                           190,000
     2008                                                            99,000
     2009                                                           671,000
     2010                                                           170,000
     2012                                                           838,000
     2018                                                         1,052,000
                                                          -----------------

                                                          $       4,629,000
                                                          -----------------



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Income Taxes Continued

At August 31,  2000,  the Company has Research  and  Experimentation  Tax Credit
(RETC) , Investment Tax Credit (ITC), and Alternative Minimum Tax Credit (AMTC) as follows:


Expiration Date                   RETC            ITC            AMTC
                             ----------------------------------------------

     2001                    $             - $          2,000 $           -
     2002                              8,000               -              -
     2003                             41,000               -              -
     2005                             72,000               -              -
     No expiration date                    -               -         57,000
                             ----------------------------------------------

                             $       121,000 $         2,000  $      57,000
                             ----------------------------------------------



The Company has experienced a greater than 50 percent change of ownership. Consequently, use of the Company's carryovers against future taxable income in any one year may be limited and those carryovers may expire unutilized due to limitations imposed by the change of ownership rules.


6.   Stock Options and Warrants

Stock Options
The Company's 1987 Employee Stock Option Plan authorizes the granting of incentive options to certain key employees of the Company and nonqualified stock options to certain key employees, nonemployee directors, or individuals who provide services to the Company. The Plan, as amended, provides for the granting of options for an aggregate of 950,000 shares. The options vest according to a set schedule of over a five-year period and expire upon the employee's termination or after ten years from the date of grant. In 1995, the Board of Directors authorized the cancellation of all outstanding options under this plan and reissue of options with an exercise price of $.10 per share which vest over a one to five year period.

The Company's 1998 Employee Stock Option Plan authorizes the granting of incentive stock options to certain key employees and nonemployees who provide services to the Company. The Plan provides for the granting of options for an aggregate of 2,000,000 shares. The options vest subject to management's discretion.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Stock Options and Warrants Continued

The Company's 1998 Director Stock Plan authorizes granting a total of $12,000 in cash and options to each nonemployee director. The Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant. For certain options issued under this plan, the Company has recorded as deferred compensation the excess of the market value of common stock at the date of grant over the exercise price.


A schedule of the options and warrants are as follows:



                                                                  Price Per
                                          Options     Warrants      Share
                                       ---------------------------------------

Outstanding at August 31, 1998             1,135,246     242,655  $ .10 to .25
                           Granted           419,000           -    .24 to .45
                           Canceled          (75,000)          -    .24 to .35
                                       ---------------------------------------

Outstanding at August 31, 1999             1,479,246     242,655  $ .10 to .45
                           Granted           445,000      75,000   .39 to 9.00
                           Exercised        (596,978)   (181,991)   .10 to .45
                           Cancelled         (45,600)               .24 to .45
                                       ---------------------------------------

Outstanding at August 31, 2000             1,281,668     135,664 $ .10 to 9.00
                                       ---------------------------------------



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Stock Options and Warrants Continued

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:


                                                        Years Ended
                                                         August 31,
                                            ------------------------------------
                                                   2000              1999
                                            ------------------------------------

Loss income - as reported                   $          889,000  $    (1,928,000)
Income - pro forma                          $         (976,000) $    (1,957,000)
Diluted loss per share - as reported        $             (.05) $          (.12)
Diluted loss per share - pro forma          $             (.06) $          (.12)
                                            ------------------------------------



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                        August 31,
                                            -----------------------------------
                                                   2000             1999
                                            -----------------------------------

Expected dividend yield                     $               - $              -
Expected stock price volatility                           148%             124%
Risk-free interest rate                                   5.6%             5.6%
Expected life of options                               5 years          5 years
                                            -----------------------------------


The weighted average fair value of options and warrants granted during 2000 and 1999 are $.68 and $.31, respectively.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




6.   Stock Options and Warrants Continued

The following table summarizes information about stock options and warrants outstanding at August 31, 2000:


                                                        Options and Warrants
                 Options and Warrants Outstanding            Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices       8/31/00      (Years)       Price       8/31/00       Price
--------------------------------------------------------------------------------
$ .10 -  .24    644,132        5.00     $     .13        548,632          .12
  .37 -  .81    648,200        9.10           .52         43,600          .38
 1.76 - 3.00    125,000        6.83          2.50         -                 -
--------------------------------------------------------------------------------

$ .10 - 3.00  1,417,332        7.02     $     .52        592,232          .13
--------------------------------------------------------------------------------


7.   Foreign Customer and Major Customer

During the years ended August 31, 2000 and 1999, the Company had sales to a customer in Europe that amounted to approximately $884,000 and $291,000, respectively. The Company also had sales to a stockholder that amounted to $884,000 and $285,000, respectively.


8.   Related Party Transactions

During the years ended August 31, 2000 and 1999, the Company had sales to a stockholder of approximately $884,000 and $285,000, respectively.

During the year ended August 31, 2000 and 1999 the Company had sales to an unconsolidated subsidiary of approximately $75,000 and $96,000, respectively.


At August 31, 2000 and 1999, accrued expenses includes approximately $212,000 and $170,000, respectively due to a stockholder. Accrued expenses also includes $35,000 and $165,000 due from an unconsolidated subsidiary at August 31, 2000 and 1999, respectively.


At August 31, 2000 and 1999 accounts receivable includes approximately $179,000 and $7,000, respectively due from a stockholder.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:


                                                    Years Ended
                                                    August 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Interest expense                        $              654  $        3,631
                                        -----------------------------------

Income taxes                            $               -    $      32,827
                                        -----------------------------------



10.  Significant Unconsolidated Affiliate

Summarized financial information for the significant unconsolidated affiliate of the Company, at September 30, 2000 and 1999 (the affiliate's fiscal year runs from October 1, through September 30) are as follows:


                                                   September 30
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------
Result for year:
     Gross revenues                     $                -  $             -
     Gross profit                                        -                -
     Net loss                           $       (1,389,353) $    (1,476,223)

Year-end financial position:
     Current assets                     $        4,371,813  $     5,432,408
     Non-current assets                          2,702,345        2,935,308
     Current liabilities                           168,167           72,372
     Non-current liabilities            $                -  $             -




--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Commitments and Contingencies

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


The Company has an exclusive worldwide license for a unique temperature probe. The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licensor. The Company pays royalties based upon its sales of this probe. Royalties accrued as of August 31, 2000 and 1999, are approximately $29,000 and $5,000, respectively. Royalty expense amounted to approximately $7,000 and $5,000 for the years ended August 31, 2000 and 1999, respectively.


12.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at August 31, 2000 and 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



--------------------------------------------------------------------------------

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Earnings Per Share

Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:



                                                  Years Ended December 31,
                                            ------------------------------------
                                                   2000              1999
                                            ------------------------------------

Basic and EPS:
  Net loss available to
     common stockholders                    $          888,947  $    (1,928,050)
                                            ------------------------------------

  Weighted average common shares            $       17,047,000  $    16,468,000
                                            ------------------------------------

  Net loss per share                        $             (.05) $          (.12)

                                            ------------------------------------





--------------------------------------------------------------------------------

BSD Medical Corporation 2000 10-KSB                                      Page 14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
BSD Medical Corporation 2000 10-KSB                                      Page 15

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

--------------------------------------------------------------------------------------------------------------------------
                                                                                                        Initial Date as
         Name                            Age                          Position                        Officer or Director
--------------------------------------------------------------------------------------------------------------------------

Paul F. Turner*                          53       Chairman of the Board, Senior Vice President, and            1986
                                                    Chief Technology Officer

Hyrum A. Mead*                           53       President and Member of the Board of Directors               1999

Dixie Toolson Sells                      50       Vice President of Regulatory Affairs and Corporate           1987
                                                    Secretary

Ray Lauritzen                            50       Vice President of Field Service                              1988

Gerhard W. Sennewald, Ph.D.              64       Member of the Board of Directors                             1994

J. Gordon Short, M.D.                    69       Member of the Board of Directors                             1994
Michael Nobel, Ph.D.                     60       Member of the Board of Directors                             1997

--------------------------------------------------------------------------------------------------------------------------


     *Executive officers of the Company.

     Mr. Turner has been with BSD for 22 years. He served as Staff and Senior Scientist from 1978 to September 1986; as Vice President of Research from

BSD Medical Corporation 2000 10-KSB                                      Page 16

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

     Ms. Sells has been with BSD for 21 years. She served as Administrative Director from 1978 to 1984; as Director of Regulatory Affairs from 1984 to September 1987; and as Vice President of Regulatory Affairs from September 1987, to October 1993. In October 1993, Ms. Sells resigned as Vice President of Regulatory Affairs, and she served as Director of Regulatory Affairs from October 1993 to December 1994. In December 1994, Ms. Sells was re-appointed as Vice President of Regulatory Affairs and was appointed as Corporate Secretary by the Board of Directors. Ms. Sells also serves on the Board of Directors of the Utah Intermountain Biomedical Association.

     Mr. Lauritzen has been with BSD for 17 years. He served as Field Service Manager from 1982 to January 1988 and as Vice President of Field Service Operations since January 1988.

     Dr. Gerhard Sennewald was appointed to BSD's Board of Directors in December 1994. He has been the key BSD European representative and distributor for 15 years and has been instrumental in obtaining the majority of BSD's foreign sales. Dr. Sennewald is the President and Chief Executive Officer of Medizin-Technik GmbH of Munich, Germany.

     Dr. J. Gordon Short was appointed to BSD's Board of Directors in December 1994, after extensive participation in the initial development and market establishment of the Company's products as Medical Director for BSD, as well as previous service on the Company's Medical Advisory Board. Dr. Short is Chairman of Brevis Corporation, a medical products company that specializes in consumable specialty supplies.

     Dr. Michael Nobel was appointed to the Board of Directors on January 13, 1998. Dr Nobel is Chairman of the Board of the Nobel Family Society. He is Chairman of the American Non-Violence Project inc., and has served as a consultant to Unesco in Paris and the United Nations Social Affairs Division in Geneva. Dr. Nobel participated in the introduction of magnetic resonance imaging as European Vice President for Fonar Corp. Dr. Nobel is the CEO of the MRAB Group which provides diagnostic imaging services

     Pursuant to Section 16(a) of the Securities Act of 1934, the Company's directors, executive officers, and any persons holding more than 10 percent of the Company's stock, are required to report their ownership and any changes in beneficial ownership of the Company's stock to the Securities and Exchange Commission. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all of such persons subject to these reporting requirements filed the required reports with respect to the Company's most recent fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

     The  following   tables  set  forth  certain   information   regarding  all

BSD Medical Corporation 2000 10-KSB                                      Page 17
compensation earned during the last three fiscal years and fiscal year-end stock option values for the person acting in a similar capacity to chief executive officer of the Company in the fiscal year ended August 31, 2000. No stock options were granted to or exercised by the Acting President during fiscal year 2000. No other executive officers of the Company received compensation exceeding $100,000.


                                                         SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation Awards
                                          Annual Compensation
                                 --------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                                         Other Annual   Restricted                       All Other
       Name and        Fiscal       Salary               Compen-sation(Stock Awards                   Compen-sation($)
       Position          Year        ($)      Bonus ($)                     ($)        Options(#)
========================================================================================================================

Hyrum A. Mead,          2000     $125,000       $100          -0-            -0-         200,000          -0-
President (1)           1999       $5,689          0           0              0          200,000           0
------------------------------------------------------------------------------------------------------------------------
                                 $143,757
Paul F. Turner,         2000     $140,000       $100          -0-            -0-             -0-          -0-
Sr. VP and Chief        1999     $128,543       $100          -0-            -0-             -0-          -0-
Technology Officer      1998                                  -0-            -0-             -0-          -0-

------------------------------------------------------------------------------------------------------------------------

(1)  Mr. Mead began employment with BSD as of August 10, 1999.





                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR - Individual Grants

---------------------------------------------------------------------------------------------------------------------
                                                              Percent of Total     Exercise or
                                                             Options Granted to     Base Price
                  Name and                       Options     Employees in Fiscal      ($/Sh)
                  Position                         (#)              1999                           Expiration Date
=====================================================================================================================
=====================================================================================================================

Hyrum A. Mead,                                   200,000            54.05%            $.81       January 18, 2010
President
---------------------------------------------------------------------------------------------------------------------


BSD Medical Corporation 2000 10-KSB                                      Page 18


                                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                   AND FISCAL YEAR-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------
                         Shares
                      Acquired on                 Number of Securities Underlying         Value of Unexercised
                        Exercise       Value     Unexercised Options at FY-end (#)   In-the-Money Options at FY-end
      Name and                       Realized                                                      ($)
                                                 =====================================================================
                                                 ---------------------------------------------------------------------
      Position            (#)           ($)        Exercisable      Unexercisable     Exercisable     Unexercisable
======================================================================================================================

Hyrum A. Mead,             0             0              40,000         360,000           $34,000         $218,000
President
----------------------------------------------------------------------------------------------------------------------

Paul F. Turner, 0 0 180,953 0 $202,667 0 Sr. VP and Chief Technology Officer (1)
----------------------------------------------------------------------------------------------------------------------
(1) Paul Turner has received  options from  Thermatrx to purchase  shares of its common  stock.  The options  were issued at  estimated  fair market  value.  The options granted total less than 1% of the outstanding shares of the common stock of Thermatrx.


COMPENSATION OF DIRECTORS

     The 1998 Director Stock Plan provides for annual compensation in the amount of $12,000 for each non-employee director - $4,000 to be paid in cash and the balance of the retainer to be paid in the form of restricted shares of BSD Common Stock. In addition to the annual compensation to directors, each
Non-Employee Director shall receive an annual option to purchase 25,000 restricted shares of BSD Common Stock at a purchase price of 85% of the Fair Market Value at the date the Option is granted.The options vest over 5 years and expire in 10 years.. On September 1, 1999, Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were each awarded 25,000 options to purchase the Company's restricted common stock at $.39 per share. These directors were also paid $2,000, and awarded 8,633 shares of restricted common stock based on service to the Company for the prior six months. On September 1, 1999, S. Lewis Meyer was awarded 2,065 shares of restricted common stock and paid $478.26 for his service to the Company from March 1, 1999, through April 13, 1999, when he resigned from his position on the Board of Directors. On March 1, 2000, Michael Nobel, Gerhard
W. Sennewald, and J. Gordon Short were paid $2,000, and awarded 1,587 shares of restricted common stock based on service to the Company for the prior six months. On September 1, 2000, Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were each awarded 25,000 options to purchase the Company's restricted common stock at $1.11 per share. These directors were also paid $2,000, and awarded 3,053 shares of restricted common stock based on service to the Company for the prior six months.

EMPLOYMENT CONTRACTS

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

BSD Medical Corporation 2000 10-KSB                                      Page 19

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 1, 2000, with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to management of the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) all directors and named executive officers of the Company, and (iii) all executive officers and directors as a group:

Name and Address of                               Shares of Common Stock            Percentage of Common Stock
Beneficial Owner                                  Beneficially Owned (1)                  Ownership (2)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Dr. Gerhard W. Sennewald                                  6,784,459(3)                        38.59%
   c/o Medizin-Technik GmbH
   Augustenstrasse 27
   D-80333 Munich, Germany

Paul F. Turner                                            1,995,871(4)                        11.31%
   4466 Sunset Circle
   Bountiful, UT  84010

John E. Langdon                                           1,295,010(5)                        7.42%
   2501 Parkview Drive, Suite 500
   Fort Worth, TX  76102

Hyrum A. Mead                                                40,000(6)                          *
   202 Coventry Lane
   North Salt Lake, UT  84054

Michael Nobel                                                63,873(7)                          *
   Magnetkameran MRAB
   Skeppsbron 28
   S-111 30 Stockholm, Sweden

J. Gordon Short, M.D.                                       125,873(8)                          *
   c/o Brevis Corporation
   3310 South 2700 East
   Salt Lake City, UT  84109

All executive officers and directors as                   9,010,076(9)                        50.40%
   a group (5) persons)

BSD Medical Corporation 2000 10-KSB                                      Page 20

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

(3) Includes 117,065 shares subject to options. Does not include 500,000 shares held by Dr. Sennewald's spouse, for which he disclaims beneficial ownership.

(4) Includes 180,953 shares subject to options.

(5) Includes 351,862 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee. Does not include 50,000 shares held by Mr. Langdon's spouse, for which he disclaims beneficial ownership.

(6) All 40,000 shares are subject to options

(7) Includes 20,000 shares subject to options.

(8) Includes 55,000 shares subject to options.

(9) Includes 413,018 shares subject to options.


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

BSD Medical Corporation 2000 10-KSB                                      Page 21

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

10.6 Stock Purchase Agreement dated October 31, 1997, by and among TherMatrx, Inc., BSD Medical Corporation, Oracle Strategic Partners, L.P., and Charles Manker. filed

10.7 BSD Medical Corporation 1998 Director Stock Plan. Incorporated by reference to Exhibit A of the BSD Medical Corporation Schedule 14A, filed July 27, 1998.

10.8 BSD Medical Corporation 1998 Stock Incentive Plan. Incorporated by reference to Exhibit B of the BSD Medical Corporation Schedule 14B, filed July 27, 1998.

10.9 Consulting agreement between de Jong & Associates and BSD Medical Corporation dated July 1, 2000. Incorporated by reference to Exhibit 10 on Form 8-K, filed July 19, 2000.

16 Letter on changes in certifying accountant. Incorporated by reference to Exhibit 16 of the BSD Medical Corporation Form 8-K/A, filed September 23, 1997.

27        Financial Data Schedule.

99 The financial statements for the fiscal year ended September 30, 2000, of TherMatrx, Inc., a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

 (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K on July 19, 2000, which reported a consulting agreement between BSD Medical Corporation and de Jong & Associates.
BSD Medical Corporation 2000 10-KSB                                      Page 22

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BSD MEDICAL CORPORATION


Date: November 24, 1999           By:    /s/   Hyrum A. Mead
                                  __________________________
                                  Hyrum A. Mead
                                  President and Member of the Board of Directors



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 24, 1999           By:    /s/   Paul F. Turner
                                         ________________________
                                  Paul F. Turner
                                  Chairman of the Board,  Chief  Technology
                                  Officer,  and Senior Vice  President of
                                  Research


Date: November 24, 1999           By:    /s/   Hyrum A. Mead
                                         ________________________
                                  Hyrum A. Mead
                                  President and Member of the Board of Directors


Date: November 24, 1999           By:    /s/   Gerhard W. Sennewald
                                         ________________________
                                  Dr. Gerhard W. Sennewald
                                  Member of the Board of Directors


Date: November 24, 1999           By:    /s/   J. Gordon Short
                                         ________________________
                                  Dr. J. Gordon Short
                                  Member of the Board of Directors


Date: November 24, 1999           By:    /s/   Michael Nobel
                                         ________________________
                                  Dr. Michael Nobel
                                  Member of the Board of Directors