Form 10QSB
period 2000-11-30
BSD MEDICAL CORP
filed 2001-01-16
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 2000

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


              DELAWARE                                    75-1590407
    -------------------------------         ------------------------------------
        (State of Incorporation)            (IRS Employer Identification Number)


           2188 West 2200 South
           Salt Lake City, Utah                              84119
    ----------------------------------------              -------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding as of  January 15, 2001
   ----------------------------              -----------------------------------
   Common stock, $.01 Par Value                      17,490,551



Transitional Small Business Disclosure Format (Check one):     Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION

                             Condensed Balance Sheet
                                   (Unaudited)


                              Assets                                            November 30,
                              ------                                                2000
                                                                            ------------------

Current assets:
    Cash and cash equivalents                                               $          579,640
    Cash, restricted                                                                   100,000
    Receivables, net                                                                    36,990
    Inventories                                                                      1,065,747
    Prepaid Expenses                                                                    15,747
    Deposits                                                                            16,772
                                                                            ------------------
           Total current assets                                                      1,814,896
                                                                            ------------------

Property and equipment, net                                                            104,253
Long-term trade receivables                                                            175,993
Patents, net                                                                            13,041
                                                                            ------------------
                                                                            $        2,108,183
                                                                            ------------------

               Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $           45,073
    Accrued expenses                                                                   852,570
    Current portion of deferred revenue                                                 53,970
    Current portion on deferred gain on sale - leaseback                                61,416
                                                                            ------------------

           Total current liabilities                                                 1,013,029
                                                                            ------------------

Long term liabilities
    Deferred revenue                                                                   176,686
    Deferred gain on sale leaseback                                                     61,337
                                                                            ------------------

           Total liabilities                                                $        1,251,052
                                                                            ------------------

Stockholders' equity:
    Common stock, $.01 par value; authorized 20,000,000 shares;                        174,889
      issued and outstanding 17,488,851, shares
    Additional paid-in capital                                                      20,793,534
    Deferred compensation                                                              (25,097)
    Accumulated deficit                                                            (20,085,961)
    Common stock in treasury 13,412 shares, at cost                                       (234)
                                                                            ------------------

           Net stockholders' equity                                                    857,131
                                                                            ------------------

                                                                            $        2,108,183
                                                                            ==================

May 31, 1998 10-QSB                                                     Page -2-

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                      Three Months
                                                                         Ended:
                                                             -----------------------------
                                                                November       November 30,
                                                                30, 2000           1999
                                                             ------------    -------------

Product sales                                                $     51,284    $      80,930
Grant and license revenue                                          28,110          112,036
                                                             ------------    -------------

           Total revenues                                          79,394          192,966
                                                             ------------    -------------
Costs and expenses:
    Cost of product sales                                          34,267           36,223
    Research and development                                      153,264          125,051
    Selling, general, and administrative                          275,733          327,411
                                                             ------------    -------------

           Total costs and expenses                               463,264          488,685
                                                             ------------    -------------

           Operating loss                                        (383,870)        (295,719)

Other income (expense):
    Interest income                                                 9,016           17,792
    Interest expense                                                    -             (284)
    Loss income in joint venture                                        -         (114,999)
                                                             ------------    -------------

           Total other income (expense)                             9,016          (97,491)
                                                             ------------    -------------
           Net loss                                          $   (374,854)   $    (393,210)
                                                             ============    =============

Net loss per common and common equivalent share,
   basic and diluted                                         $       (.02)   $        (.02)
                                                             ------------    -------------

Weighted average number of shares outstanding,                 17,489,000       16,694,000
basic and diluted
                                                                                         -


See accompanying notes to financial statements.

May 31, 1999 10-QSB                                                     Page -3-

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                 Three months ended November 30, 2000, and 1999


Increase (Decrease) in Cash and Cash Equivalents                                   Nov. 30,         Nov. 30,
------------------------------------------------                                     2000             1999
                                                                                ------------     ------------

Cash flows from operating activities:
    Net loss                                                                    $   (374,854)    $   (393,210)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                   7,183            5,178
       Deferred gain on sale of building                                             (15,354)         (15,354)
       Issuance of common stock to directors                                          12,001                -
       Deferred compensation                                                           3,800            3,800
       (Increase) decrease in:
           Receivables                                                               154,560          (22,144)
           Inventories                                                              (160,645)        (231,152)
           Prepaid expenses and deposits                                              17,927            8,831
       Increase (decrease) in:
           Accounts payable                                                          (16,464)          62,756
           Accrued expenses                                                          160,009          233,281
           Deferred Income                                                           184,632          (14,613)
           Loss from equity investment                                                     -          114,999
                                                                                ------------     ------------
              Net cash by used in operating activities                               (27,205)        (247,628)
                                                                                ------------     ------------

Cash flows from investing activities:
    Purchase of property and equipment                                               (24,649)         (10,439)
    Purchase of patent license                                                             -          (13,929)
                                                                                ------------     ------------
              Net cash provided by (used in) investing activities                    (24,649)         (24,368)

Cash flows from financing activities:
    Principal payments on long-term debt obligation                                        -          (14,192)
                                                                                ------------     ------------
              Net cash used in financing activities                                        -          (14,192)
                                                                                ------------     ------------
Decrease in cash and cash equivalents                                           $    (51,854)    $   (286,188)
Cash and cash equivalents, beginning of period                                       731,494        1,689,029
                                                                                ------------     ------------
Cash and cash equivalents, end of period                                        $    679,640     $  1,402,841
                                                                                ============     ============

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
    Cash paid for interest during period                                        $          -     $        284

May 31, 1999 10-QSB                                                     Page -4-

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of November 30, 2000; the Condensed Statements of Operations for the three months ended November 30, 2000; the Condensed Statements of Cash Flow for the three months ended November 30, 2000, and November 30, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of November 30, 2000, have been made. Because the method of accounting was changed from a consolidation method to an equity method during the year, the results from Thermatrx, Inc. are not reported on the November 30, 2000 financial statements. At August 31, 2000, the Company no longer recorded the equity investment in Thermatrx, as the investment was reduced to less than zero and continues to decline. The Company has no anticipated liabilities in association with this investment.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended November 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net Loss Per Common Share

     Net Loss per common share for the quarters ended November 30, 2000 and November 30, 1999 are based on the weighted average number of shares outstanding during the respective periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Total assets decreased from $2,154,413 at August 31, 2000, to $2,108,183 at November 30, 2000, a decrease of $46,230, or 2.14%. Receivables (including long term) decreased by $154,560, a decrease of 42.05%, due to normal periodic business fluctuations while total inventories increased by $160,645, an increase of 17.74% resulting from the purchase of materials for future shipment. Restricted cash consist of a certificate of deposit used as security for a customer's loan. The cash will become unrestricted as the loan is paid down, when the Company achieves certain financial quotas, or when the loan is paid in full, whichever occurs first. The Company has long term receivables for field service contracts as of November 30, 2000, of $175,993.

     Total current liabilities increased by $164,577, an increase of 19.40%. The increase was primarily caused by increases in customer deposits, and accrued expenses.


May 31, 1999 10-QSB                                                     Page -5-

     Fluctuations in Operating Results
     ---------------------------------

     The Company's sales and operating results historically have varied (and will likely continue to vary) on a quarter-to-quarter and a year to year basis due to budgeting considerations of the Company's customers; the nature of the medical capital equipment market; the relatively large per unit sales prices of the Company's products; the typical fluctuations in the mix of orders for different systems and system configurations; and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

Results of Operations:
----------------------

Three Months ended November 30, 2000

     Product Sales decreased from $80,930 in the three months ended November 30, 1999, to $51,284 in the three months ended November 30, 2000, a decrease of $29,646 or 36.63. Grant and License revenue consist of fees paid to the Company for the use of certain patents based on certain reported sales of the Licensee. This revenue decreased from $112,036 to $28,110 primarily due to a reduction in sales applicable to the licensing agreement. Selling, General and Administrative Expenses decreased from $327,411 in the three months ended November 30, 1999, to $275,733 in the three months ended November 30, 1999, a decrease of $51,678, due to changes in the cycle of promotional expenses. Total Costs and Expenses decreased by $25,421, a decrease of 5.2%, primarily due to the aforementioned decrease in Selling, General and Administrative expense. The Net Loss for the three months ending November 30, 2000, was $374,854, as compared with a Net Loss of $393,210 for the three months ending November 30, 1999.


     Research and Development Expenses increased from $125,051 for the three months ended November 30, 1999, to $153,264 in the three months ended November 30, 2000, an increase of $28,213, or 22.56% to support completion of the new commercial products under development.




May 31, 1999 10-QSB                                                     Page -6-

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


PART II - OTHER INFORMATION

Item 6.       Exhibits and reports on Form 8-K

(a)   Exhibits

     The following exhibit is filed as part of this report:

Exhibit
Number                           Description
------                           -----------

     27                     Financial Data Schedule.

b) Reports on Form 8-K - During the quarter, no reports on Form 8-K were filed by the Company.



May 31, 1999 10-QSB                                                     Page -7-

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BSD MEDICAL CORPORATION



Date:         January 16, 2001                /s/ Hyrum A. Mead
     --------------------------               ----------------------------------
                                              President




May 31, 1999 10-QSB                                                     Page -8-