Form 10QSB
period 2001-02-28
BSD MEDICAL CORP
filed 2001-04-16
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 2001

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


             DELAWARE                                 75-1590407
     -------------------------------        ------------------------------------
       (State of Incorporation)             (IRS Employer Identification Number)


        2188 West 2200 South
        Salt Lake City, Utah                                  84119
   --------------------------------------                   -------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding as of April 16, 2001
  ----------------------------                 --------------------------------
  Common stock, $.01 Par Value                           17,490,551



Transitional Small Business Disclosure Format (Check one):     Yes [] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION

                             Condensed Balance Sheet
                                   (Unaudited)


                                                                                 February 28,
                              Assets                                                 2001
                              --------                                      -------------------

Current assets:
    Cash and cash equivalents                                               $          349,040
    Cash, restricted                                                                   100,000
    Receivables, net                                                                    84,602
    Inventories                                                                      1,169,203
    Prepaid Expenses                                                                    10,622
    Deposits                                                                            11,010
                                                                            -------------------
            Total current assets                                                     1,724,477
                                                                            -------------------

Property and equipment, net                                                            169,764
Long-term trade receivables                                                            161,128
Patents, net                                                                            12,836
                                                                            -------------------
                                                                            $        2,068,205
                                                                            ===================

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                                        $           68,640
    Accrued expenses                                                                   345,417
    Customer deposits                                                                  794,001
    Current portion of deferred revenue                                                 65,474
    Current portion on deferred gain on sale - leaseback                                61,416
                                                                            -------------------
           Total current liabilities                                                 1,334,948
                                                                            -------------------

Long term liabilities:
    Deferred revenue                                                                   146,381
    Deferred gain on sale leaseback                                                     45,983
                                                                            -------------------
           Total liabilities                                                $        1,527,312
                                                                            -------------------

Stockholders' equity:
    Common stock, $.01 par value; authorized 20,000,000 shares;
      issued and outstanding 17,490,551, shares                                        174,906
    Additional paid-in capital                                                      20,793,687
    Deferred compensation                                                              -25,097
    Accumulated deficit                                                            -20,402,369
    Common stock in treasury 24,331 shares, at cost                                       -234
                                                                            -------------------
           Net stockholders' equity                                                    540,893
                                                                            -------------------
                                                                            $        2,068,205
                                                                            ===================


February 28, 2001 10-QSB                                                                Page 2

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)
              Periods ended February 28 2001 and February 28, 2000


                                                                       Three Months                        Six Months
                                                                          Ended:                             Ended:
                                                             ---------------------------------  ---------------------------------
                                                             February 28        February 28     February 28      February 28
                                                                  2001              2000             2001              2000
                                                             ---------------  ----------------  ---------------  ----------------

Sales                                                        $     85,589           87,320      $    136,873     $    168,250
Grant and license revenue                                               -           20,538            28,110          132,574
                                                             ---------------  ----------------  ---------------  ----------------
           Total revenues                                          85,589          107,858           164,983          300,824
                                                             ---------------  ----------------  ---------------  ----------------

Costs and expenses:
    Cost of product sales                                          53,261           53,554            87,528           89,776
    Research and development                                      152,623          146,029           305,887          271,080
    Selling, general, and administrative                          201,867          235,292           477,600          562,704
                                                             ---------------  ----------------  ---------------  ----------------
           Total costs and expenses                               407,751          434,875           871,015          923,560
                                                             ---------------  ----------------  ---------------  ----------------

           Operating income (loss)                               (322,162)        (327,017)         (706,032)        (622,736)
                                                             ---------------  ----------------  ---------------  ----------------

Other income (expense):
    Interest income                                                 5,754           14,890            14,770           32,601
    Interest expense                                                                  (235)                              (519)
    Loss in joint venture                                                          (94,539)                          (209,539)
                                                             ---------------  ----------------  ---------------  ----------------
           Total other expense                                      5,754          (79,965)           14,770         (177,457)
                                                             ---------------  ----------------  ---------------  ----------------

           Net loss                                         $    (316,408)        (406,982)    $    (691,262)   $    (800,193)
                                                             ===============  ================  ===============  ================

Net loss per common and common equivalent share,
   basic and diluted                                         $      (.02)             (.02)    $       (.04)             (.05)

Weighted average number of shares outstanding,                 17,490,000        16,919,000       17,490,000        16,919,000
    basic and diluted




See accompanying notes to financial statements.

February 28, 2001 10-QSB                                                  Page 3

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
           Three months ended February 28 2001, and February 29, 2000



                                                                                    Feb. 28,        Feb. 29,
Increase (Decrease) in Cash and Cash Equivalents                                      2001             2000
------------------------------------------------                                ---------------  --------------

Cash flows from operating activities:
    Net loss                                                                    $   (691,262)    $   (800,193)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                  16,393           10,984
       Deferred gain on sale of building                                             (30,708)         (30,708)
       Issuance of common stock to directors                                          12,001                -
       Deferred compensation                                                           3,800            3,800
       (Increase) decrease in:
           Receivables                                                               121,813          (17,683)
           Inventories                                                              (264,101)        (510,622)
           Prepaid expenses and deposits                                              28,814           22,480
       Increase (decrease) in:
           Accounts payable                                                            7,103           99,465
           Accrued expenses                                                          446,857          235,612
           Deferred revenue                                                          165,831          (36,700)
           Loss from equity investment                                                     -          209,538
                                                                                 ---------------  --------------
              Net cash by used in operating activities                              (183,459)        (814,027)
                                                                                 ---------------  --------------

Cash flows from investing activities:
    Purchase of property and equipment                                               (99,165)         (12,461)
    Purchase of patent license                                                             -          (13,928)
                                                                                 ---------------  --------------
             Net cash provided by (used in) investing activities                     (99,165)         (26,389)
                                                                                 ---------------  --------------

Cash flows from financing activities:
    Payments on long-term debt                                                             -          (19,142)
    Proceeds from issuance of common stock                                               170            8,062
                                                                                 ---------------  --------------
             Net cash used in financing activities                                       170          (11,080)
                                                                                 ---------------  --------------

Decrease in cash and cash equivalents                                           $    (282,454)   $    (851,496)
Cash and cash equivalents, beginning of period                                        731,494        1,689,029
                                                                                 ---------------  --------------
Cash and cash equivalents, end of period                                        $     449,040    $     837,533
                                                                                 ===============  ==============

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
    Cash paid for interest during period                                        $           -    $         519


February 28, 2001 10-QSB                                                  Page 4

                            BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of February 28, 2001; the Condensed Statements of Operations for the three and six months ended February 28, 2001 and February 29, 2000; the Condensed Statements of Cash Flow for the six months ended February 28, 2001, and February 29, 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 28, 2001, have been made. Because the method of accounting was changed from a consolidation method to an equity method during the last fiscal year, the results from Thermatrx, Inc. are not reported on the February 28, 2001, financial statements. At August 31, 2000, the Company no longer recorded the equity investment in Thermatrx, as the investment was reduced to less than zero. The Company has no anticipated liabilities in association with this investment.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 28, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net Loss Per Common Share

         Net Loss per common share for the quarters ended February 28, 2001, and February 29, 2000, are based on the weighted average number of shares outstanding during the respective periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

         Total assets decreased from $2,154,413 at August 31, 2000, to $2,068,204 at February 28, 2001, a decrease of $86,209, or 4%. Receivables (including long term) decreased by $121,813, a decrease of 33.14%, due to normal periodic business fluctuations while total inventories increased by $264,101, an increase of 29.17%, resulting from the purchase of materials for future shipment. Restricted cash consist of a certificate of deposit used as security for a customer's loan. The cash will become unrestricted as the loan is paid down, when the Company achieves certain financial quotas, or when the loan is paid in full, whichever occurs first. The Company has long-term receivables for field service contracts as of February 28, 2001, of $161,128.

         Total current liabilities increased by $486,497, an increase of 57.34%. The increase was primarily caused by increases in customer deposits, and accrued expenses. Customer deposits increased from $380,817 at August 31, 2000, to $794,001 at February 28, 2001, an increase of $413,184, or 108%. Customer deposits consist of advance payments on ordered product sales. We anticipate such sales to be completed in the 3rd and 4th quarters.

Fluctuations in Operating Results
---------------------------------

         The Company's sales and operating results historically have varied (and will likely continue to vary) on a quarter-to-quarter and a year to year basis due to cyclical needs for research equipment as the sales are as yet principally limited to research centers involved in clinical trials with the BSD-2000, the relatively large per unit sales prices of the Company's products; the typical fluctuations in the mix of orders for different systems and system configurations; and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

Results of Operations:
----------------------

Six Months ended February 28, 2001
         Product sales for the six months ended February 28, 2001, decreased by $31,377, or 18.65% as compared to the six months ended February 29, 2000. Grant and License revenue consisting of fees paid to the Company for the use of certain patents based on certain reported sales of the Licensee, decreased from $132,574 to $28,110 primarily due to a reduction in sales applicable to the licensing agreement. Selling, General and Administrative Expenses were $477,600 for the six months ended February 28, 2001, a decrease of $85,104 or 15.12%, as compared to $562,704 for the six months ended February 29, 2000, due to changes in the cycle of promotional expenses. Total Costs and Expenses decreased by $52,545, a decrease of 5.68%, primarily due to the aforementioned decrease in Selling, General and Administrative expense. The Net Loss for the six months ending February 28, 2001, was $691,262, as compared with a Net Loss of $800,193 for the six months ending February 29, 2000. (As of February 28, 2001, BSD had a sales order backlog of $2,081,375.)

         Research and Development Expenses increased to $305,887 in the six months ended February 28, 2001, as compared to $271,080 for the six months ended February 29, 2000, an increase of $34,807, or 12.84 % to support completion of the new products under development.


Three Months ended February 28, 2001

         Product Sales for the three months ended February 28, 2001, was $85,589 as compared to $87,320 for the three months ended February 28, 2000, a decrease of $1,731 or 1.98%. Grant and License revenue consisting of fees paid to the Company for the use of certain patents based on certain reported sales of the Licensee decreased from $20,538 to $0 primarily due to a reduction in sales applicable to the licensing agreement. Selling, General and Administrative Expenses decreased from $235,292 in the three months ended February 28, 2000, to $201,867 in the three months ended February 28, 2001, a decrease of $33,425 or 14.2%, due to changes in the cycle of promotional expenses. Total Costs and Expenses decreased by $27,124, a decrease of 6.23%, primarily due to the aforementioned decrease in Selling, General and Administrative expense. The Net Loss for the three months ending February 28, 2001, was $316,408, as compared to a Net Loss of $406,982 for the three months ending February 28, 2000.

         Research and Development Expenses increased to $152,623 for the three months ended February 28, 2001, as compared to $146,029 for the three months ended February 29, 2000, an increase of $6,594 or 4.51% to support completion of the new products under development.

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

         This form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; there can be no assurance that such expectations will prove to be correct.

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


PART II - OTHER INFORMATION

Item 6.       Exhibits and reports on Form 8-K

(a)   Exhibits

     The following exhibit is filed as part of this report:

Exhibit
Number                            Description
------                            -----------

     27                     Financial Data Schedule.

b) Reports on form 8-K - During the quarter, the Company filed no reports on Form 8-K.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BSD MEDICAL CORPORATION



Date: April 16 2001                     /s/ Hyrum A. Mead
     ---------------                    -----------------------------
                                        President