Form 10QSB
period 2001-05-31
BSD MEDICAL CORP
filed 2001-07-16
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2001

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


         DELAWARE                                     75-1590407
 -------------------------------            ------------------------------------
  (State of Incorporation)                  (IRS Employer Identification Number)


      2188 West 2200 South
      Salt Lake City, Utah                                     84119
 ---------------------------------------                     -------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding as of May 31, 2001
  ----------------------------                  ------------------------------
  Common stock, $.01 Par Value                           17,602,619



Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)


                              Assets                                               May 31,
                              ------                                                2001
                                                                             -------------------
Current assets:
    Cash and cash equivalents                                               $          323,079
    Cash, restricted                                                                   100,000
    Receivables                                                                        697,128
    Inventories                                                                        951,427
    Prepaid Expenses                                                                     6,586
    Deposits                                                                            12,644
                                                                             -------------------
           Total current assets                                                      2,090,864
                                                                             -------------------

Property and equipment, net                                                            158,776
Long-term trade receivables                                                             14,570
Patent, net                                                                             12,631
                                                                             -------------------
                                                                            $        2,276,841
                                                                             -------------------
               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                                                   100,435
    Accrued expenses                                                                   357,097
    Customer Deposits                                                                  844,308
    Current portion on deferred gain on sale - leaseback                                61,416
    Current portion of deferred revenue                                                 56,736
                                                                             -------------------
           Total current liabilities                                                 1,419,992
                                                                             -------------------

Deferred revenue                                                                             -
Deferred gain on sale-leaseback                                                         30,629
                                                                             -------------------
           Total liabilities                                                         1,450,621
                                                                             -------------------

Stockholders' equity:
    Common stock, $.01 par value; authorized 20,000,000 shares;
      issued and outstanding 17,602,619, shares                                        176,026
    Additional paid-in capital                                                      20,810,773
    Accumulated deficit                                                            (20,135,248)
    Deferred compensation                                                              (25,097)
    Less 24,331 shares of  treasury stock, at cost                                        (234)
                                                                             -------------------

           Net stockholders' equity                                                    826,220
                                                                             -------------------

                                                                            $        2,276,841
                                                                             ===================

See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)
                   Periods ended May 31, 2001 and May 31, 2000


                                                                      Three Months                       Nine Months
                                                                         Ended:                             Ended:
                                                             -------------------------------    -------------------------------
                                                                May 31,          May 31,           May 31,          May 31,
                                                                  2001             2000              2001             2000
                                                             --------------   --------------    --------------   --------------

Sales                                                       $   1,058,028          830,978     $   1,194,901          999,228
Grant and license revenue                                               -           34,099            28,110          166,674
                                                             --------------   --------------    --------------   --------------

           Total revenues                                       1,058,028          865,077         1,223,011        1,165,902
                                                             --------------   --------------    --------------   --------------
Costs and expenses:
    Cost of product sales                                         444,974          294,598           532,502          384,374
    Research and development                                      146,285          175,871           452,172          446,951
    Selling, general, and administrative                          202,883          309,164           680,483          871,870
                                                             --------------   --------------    --------------   --------------

           Total costs and expenses                               794,142          779,633         1,665,157        1,703,195
                                                             --------------   --------------    --------------   --------------

           Operating income (loss)                                263,886           85,444          (442,146)        (537,293)

Other income (expense):
    Equity Earnings in TherMatrx, Inc.                                  0         (149,188)                0         (358,726)
    Interest income                                                 3,235            8,255            18,005           40,856
    Interest expense                                                    0             (121)                0             (640)
                                                             --------------   --------------    --------------   --------------

           Total other income  (expense)                            3,235         (141,054)           18,005         (318,510)
                                                             --------------   --------------    --------------   --------------

           Net income (loss)                                $     267,121          (55,610)    $    (424,141)        (855,803)
                                                             ==============   ==============    ==============   ==============

Net income (loss) per common and common equivalent share,
   basic and diluted                                        $         .01            (.00)     $       (.02)            (.05)
                                                             --------------   --------------    --------------   --------------
Weighted average number of shares outstanding:
                                                             --------------   --------------    --------------   --------------

Basic                                                          17,596,000       17,322,000        17,525,000       16,909,000

Diluted                                                        18,283,000       17,322,000        17,525,000       16,909,000
                                                                        -                                                   -


See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                Nine Months ended May 31, 2001, and May 31, 2000


                                                                                     May 31,          May 31,
                                                                                      2001             2000
                                                                                 --------------   --------------

Cash flows from operating activities:
    Net loss                                                                    $   (424,141)        (855,803)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  27,586           16,857
       Loss from equity investment                                                         -          358,726
       Deferred compensation                                                           3,800          151,880
       Issuance of stock to Directors                                                 24,001           12,000
       Deferred gain on sale of asset                                                (46,062)         (46,062)
       (Increase) decrease in:
           Receivables                                                              (344,155)        (380,161)
           Inventories                                                               (46,325)        (450,827)
           Prepaid expenses and deposits                                              31,216            6,855
       Increase (decrease) in:
           Accounts payable                                                           38,898           10,947
           Accrued expenses                                                           45,353           38,431
           Customer deposits                                                         463,491          (13,205)
           Deferred income                                                            10,712          (58,774)
                                                                                 --------------   --------------
              Net cash used in operating activities                                 (215,626)      (1,209,136)
                                                                                 --------------   --------------

Cash flows from investing activities:
    Purchase of property and equipment                                               (99,165)         (17,038)
    Purchase of patent license                                                             -          (13,928)
                                                                                 --------------   --------------
              Net cash used in investing activities                                  (99,165)         (30,966)
                                                                                 --------------   --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                             6,376           18,680
    Principal payments on long-term debt obligation                                        -          (24,207)
                                                                                ---------------   --------------

              Net cash provided by (used in) financing activities                      6,376           (5,527)
                                                                                ---------------   --------------

Decrease in cash and cash equivalents                                           $    (308,415)      (1,245,629)
Cash and cash equivalents, beginning of period                                        731,494        1,689,029
                                                                                 --------------   --------------
Cash and cash equivalents, end of period                                        $     423,079          443,400
                                                                                 ==============   ==============

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
    Cash paid for interest during period                                        $           0     $        640


During the nine months  ending May 31,  2001 there were 37,757  shares of common
stock  issued to employees for  stock  options   exercised  using  the  cashless
method.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

     The Condensed Balance Sheet as of May 31, 2001; the Condensed Statements of Operations for the three and nine months ended May 31, 2001 and May 31, 2000; and the Condensed Statements of Cash Flow for the nine months ended May 31, 2001 and May 31, 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 2001 have been made. Because the method of accounting for the Company's investment in Thermatrx was changed from a consolidation method to an equity method during the fiscal year ended August 31, 2000, the results from Thermatrx, Inc. are not reported on the May 31, 2001 financial statements. At
August 31, 2000, the Company no longer recorded the equity investment in Thermatrx, as the investment was reduced to less than zero. The Company has no anticipated liabilities in association with this investment.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine month periods ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2.    Net Income (Loss) Per Common Share

     Net income (loss) per common share for the quarters ended May 31, 2001, and May 31, 2000, are based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average shares plus common stock equivalents. When common stock equivalents are anti dilutive they are not included.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Total assets increased from $2,154,413 at August 31, 2000, to $2,276,841 at May 21, 2001, an increase of $122,428 or 5.68%. Receivables (including long term) increased by $344,155 an increase of 93.64%, due to increased sales while total inventories increased by $46,325, an increase of 5.12%, resulting from the purchase of materials for future shipment. Restricted cash consists of a certificate of deposit used as security for a customer's loan that will become unrestricted in portion or in total based on the customer and company performance.

     Total current liabilities increased by $571,540, an increase of 67.36%. The increase was primarily caused by increases in customer deposits for future sales, and accrued expenses. Customer deposits increased from $380,817 at August 31, 2000, to $844,308 at May 31, 2001, an increase of $463,491, or 121.71%.
Customer deposits consist of advance payments on ordered product sales. We anticipate such sales to be completed in 4th quarter of 2001 and the 1st quarter of 2002.

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


Results of Operations:
---------------------

Nine Months ended May 31, 2001
Product sales for the nine months ended May 31, 2001 increased by $195,673, or 19.58% as compared to the nine months ended May 31, 2000. Grant and License revenue consisting of fees paid to the Company for the use of certain patents based on certain reported sales of the Licensee, decreased from $166,674 to $28,110 primarily due to a reduction in sales applicable to the licensing agreement. Selling, General and Administrative Expenses were $680,483 for the nine months ended May 31, 2001, a decrease of $191,387 or 21.95%, as compared to $871,870 for the nine months ended May 31, 2000 due to changes in the cycle of promotional expenses. Total Costs and Expenses decreased by $38,038, a decrease of 2.23%, primarily due to the aforementioned decrease in Selling, General and Administrative expense. The Net Loss for the nine months ending May 31, 2001 was $424,141, as compared with a Net Loss of $855,803 for the nine months ending May 31, 2000.

     Research and Development Expenses increased to $452,172 in the nine months ended May 31, 2001 as compared to $446,951 for the nine months ended May 31, 2000, an increase of $5,221 or 1.17% to support completion of new products under development.


Three Months ended May 31, 2001
Product Sales for the three months ended May 31, 2001, were $1,058,028 as compared to $830,978 for the three months ended May 31, 2000 an increase of $227,050 or 27.32%.Included in product sales are sales of $109,436 to Thermatrx of which BSD has an equity investment. Grant and License revenue consisting of fees paid to the Company for the use of certain patents based on certain reported sales of the Licensee decreased from $34,099 to $0 due to a reduction in sales applicable to the licensing agreement. Selling, General and Administrative Expenses decreased from $309,164 in the three months ended May 31, 2000 to $202,883 in the three months ended May 31, 2001, a decrease of $106,281 or 34.38%, due to changes in the cycle of promotional expenses. Total Costs and Expenses increased by $14,509, an increase of 1.86%, primarily due to higher cost of good sold. Net Income for the three months ending May 31, 2001, was $267,120, as compared to a Net Loss of $55,610 for the three months ending May 31, 2001

     Research and Development Expenses decreased to $146,285 for the three months ended May 31, 2001, as compared to $175,871 for the three months ended May 31, 2000, a decrease of $29,586 or 16.82%

     FORWARD OUTLOOK AND RISKS. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements.

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

     None.

b) Reports on Form 8-K - During the quarter, no reports on Form 8-K were filed by the Company.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  BSD MEDICAL CORPORATION



Date:   July 13, 2001                              /s/ Hyrum A. Mead
     ----------------                             ------------------------------
                                                   Hyrum A. Mead
                                                   President