Form 10KSB
period 2001-08-31
BSD MEDICAL CORP
filed 2001-11-29
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10 - KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 2001.

                         Commission file number 0-10783

                             BSD MEDICAL CORPORATION

              DELAWARE                                      75-1590407
      -----------------------                           ----------------------
      (State of Incorporation)                            (IRS Employer
                                                        Identification Number)


       2188 West 2200 South
       Salt Lake City, Utah                                      84119
 ---------------------------------------                       --------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (801) 972-5555


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $2,224,379

         The approximate aggregate market value of Common Stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 31, 2001, was $6,786,694.

         As of August 31, 2001, there were 17,578,288 shares of Common Stock with $0.01 par value outstanding.

         Documents Incorporated by Reference: None

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

BSD Medical Corporation 2001 10-KSB

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW
--------

         BSD Medical Corporation develops, manufactures and markets technical microwave systems used in the treatment of cancer, the second leading cause of death in the developed world. BSD is also a major shareholder in TherMatrx, Inc., a company concentrating on the treatment of benign prostatic hyperplasia
(BPH), a major health condition affecting half of men over age 50. These therapies elevate the temperature of tumors or other targeted tissue areas to conditions classified as either hyperthermia or thermal therapy, through precisely delivered microwave energy.

         Microwave hyperthermia is a non-ionizing, non-toxic form of radiation at microwave frequencies used principally in the treatment of cancer (hyperthermic oncology). The National Cancer Institute defines hyperthermia as "a procedure in which body tissue [the tumor] is exposed to elevated temperatures" (high fever range). Microwave thermal therapy falls under the same classification, but operates at temperatures above the hyperthermia range (above 45 Degrees C as defined by the World Health Organization).

         Current Company Milestones. Since 1997 BSD Medical has been heavily committed to the regulatory and technical support of TherMatrx, Inc., a company in which BSD has major holdings, to obtain FDA approval for the treatment of BPH, a urological condition resulting from enlargement of the prostate as men age. This FDA approval was obtained in July of 2001, and TherMatrx has aggressively entered into marketing via its new approval.

         BSD Medical's underlying strategy in cancer therapy has been to deliver FDA approved hyperthermia systems capable of treating cancer anywhere in the body. Over several years BSD has been developing four new products now nearing release that are projected to be marketed under an existing FDA approval obtained by BSD Medical. These new products will provide treatment for cancers that can be addressed through superficial, interstitial or intercavitary approaches. As with other BSD products, they will be manufactured in BSD's FDA compliant and ISO-9000 certified manufacturing facility.

         BSD Medical is also nearing completion of a major development project that has occupied approximately a decade and a half of multi-national research conducted at notable cancer research centers in the United States and Europe. This effort was funded by the National Institutes of Health and funding arms of European governments. The purpose of this collaborative effort was to perfect the high technology required to deliver deep non-invasive hyperthermia for the treatment of cancer, and to demonstrate its effective use through clinical trials. The BSD-2000 by BSD Medical Corp. has subsequently emerged as the world's leading system for deep hyperthermia therapy. This system is supported by sophisticated treatment planning software. MRI treatment monitoring has also been developed through the integration of the BSD-2000 with magnetic resonance systems, allowing treatment progress to be tracked through MR images.

         FDA Approvals. BSD Medical has obtained FDA approval to market products for the treatment of cancers accessible near the surface of the body, or through intercavitary or interstitial access. This approval does not limit treatment to specific cancer types or sites. New products to be marketed under this approval are in development.

         A Phase III clinical trial has been concluded and is the basis for which BSD Medical is seeking an FDA approval for its advanced annular array system, the BSD-2000, used for treating cancers deep in the body.

         BSD Medical was significantly instrumental in obtaining FDA approval (granted July 2001) to begin marketing of products for the treatment of BPH by TherMatrx, Inc., a company in which BSD Medical has major holdings.

         Patents and Licenses. BSD Medical has 9 U.S. patents, 3 foreign patents and 5 patent licenses covering its current applications and products. New technologies are also under development that may qualify for patent protection.

         Four additional BSD patents that apply to the treatment of BPH, a urological disease, have been assigned to TherMatrx, Inc., a company in which BSD has major holdings. BSD Medical's prior licensee, Urologix, Inc. (NAS:ULGX), which has marketed under authorization of license to these patents, subsequently became a licensee to TherMatrx.

         Background to Hyperthermic Oncology. Despite the massive attention given to cancer prevention and treatment, the American Cancer Society projects that 1,268,000 new cancer cases will be diagnosed and that 553,400 Americans will die from cancer during 2001. Exceeded only by heart disease, cancer remains the second leading cause of death in the United States and the rest of the developed world. The primary cancer therapies currently used (ionizing radiation, chemotherapy and surgery) are still grossly inadequate, and an enormous need for better treatment is obvious. Hyperthermia is an emerging cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment used in making the major existing cancer therapies substantially more effective. Research is also demonstrating that hyperthermia has the potential to become a powerful compliment for some of the most promising new cancer therapies under development.

         Cancerous tumors are uncontrolled growths of mutated cells that require more energy to survive than do cells of normal tissue. As cancer cells grow rapidly, they tend to outstrip their blood supply, leaving them blood and oxygen starved. Oxygen starved cancer cells are resistant to ionizing radiation treatments, which create oxygen radicals to attack tumor cell DNA. Blood depletion also makes cancer resistant to chemotherapy, where blood transport is required to deliver the drug. Hyperthermia applied to a tumor draws blood to the cancer as the body's natural response to the stimulus of heat. Many clinical trials have shown strong improvements in the results from both ionizing radiation and chemotherapy when hyperthermia is added to the treatment. While sensitizing tumors for more effective treatment from radiation and/or chemotherapy, hyperthermia also destroys cancer cells directly through damage to the plasma membrane, the cytoskeleton and the cell nucleus, and by disrupting the stability of cellular proteins. Tumors with poor blood supply systems lack the natural cooling capacity provided by efficient blood flow in normal tissues, making them selectively susceptible to the cancer-destructive effects of hyperthermia therapy.

         Hyperthermia has other therapeutic uses. It can be used to shrink tumors prior to surgery, potentially making resection easier or even possible. Research has shown hyperthermia to be an activator for gene therapies, speeding gene production (heat mediated gene therapy). Hyperthermia may play a key role in the development of new anti-tumor vaccines that are based on the production of heat shock proteins. Research has shown hyperthermia to be an angiogenesis inhibitor, preventing cancer from inducing growth of new blood vessels to expand its blood supply. Hyperthermia could also become a companion therapy for other angiogenesis inhibitors, used in the final destruction of depleted cancer cells. Hyperthermia has been shown to improve the patient' quality of life. Even in situations where there is no hope for survival, hyperthermia may provide benefits through alleviation of such effects as bleeding, pain and infection.

         Statement on the Current Progress of Hyperthermic Oncology. On April 21, 2001 as the opening address of the annual meeting of the North American Hyperthermic Society (sponsored by the Radiologial Society of North America), P.
K. Sneed, M. D. (Univ. of California San Francisco) offered the following summary of completed Phase III randomized clinical trials involving combination ionizing radiation (RT) plus hyperthermia therapy (HT) vs. ionizing radiation treatments alone: "for melanoma (2-year local control 28% for RT vs. 46% for RT + HT), recurrent breast cancer (complete response rate 38% for RT vs. 60% for RT + HT), glioblastoma (2-year survival 15% for RT vs. 31% for RT + HT), and advanced cervical cancer (complete response rate 57% for RT vs. 83% for RT +
HT)."

         BSD Cancer Treatment Systems. BSD Medical Corporation has developed the technology required to approach hyperthermia therapy through three techniques--superficial hyperthermia, interstitial/intercavitary hyperthermia and deep hyperthermia. These three methods allow cancer to be treated virtually anywhere in the body.

         Superficial hyperthermia systems are used to non-invasively treat tumors within a few centimeters of the surface of the body, typical in conditions of melanoma and recurrent breast cancer. Intersitial hyperthermia is primarily used to treat tumors in combination with popular interstitial and intercavitary ionizing radiation therapy (brachytherapy), using tiny microwave antennae inserted through the same catheters required to deliver radioactive seeds. This technique can be employed in treating prostate cancer, breast cancer, head and neck cancer and a variety of other cancer sites. Deep hyperthermia is used to non-invasively treat tumors deep within the body, including many problematic cancer sites located in the pelvis, abdomen and chest areas.

         Development of the BSD-2000 has been a substantial effort involving the cooperative work of such American research institutions as Duke University, Northwestern University, University of Southern California, Stanford University, University of Utah and University of Washington St. Louis. Contributing European research institutions included Daniel den Hoed Cancer Center of the Academisch Ziekenhuis (Rotterdam, Netherlands), Haukeland University Hospital (Bergen, Norway), Dusseldorf University Medical School, Tubingen University Medical School, Essen University Hospital, Charite Medical School of Humboldt University (Berlin), Luebeck University Medical School, Munich University Medical School Grosshadern, Interne Klinik Argirov of the Munich Comprehensive Cancer Center (all of Germany), University of Verona Medical Center (Italy), Graz University Medical School (Austria) and Kantonsspital Aarau (Switzerland).

         Through research funded by the National Cancer Institute and supportive efforts by other research institutions, BSD Medical has been able to further enhance the BSD-2000. The BSD-2000-3D adds three-dimensional steering of deep focused energy, delivering even more precise heating to the tumor. As part of the international collaborative research efforts, sophisticated treatment planning software for the BSD-2000-3D has also been developed.

         Both the BSD-2000 and BSD-2000-3D administer non-invasive treatment to deep tumors. As a further objective, MRI treatment monitoring has also been added. The BSD-2000-3D/MR provides magnetic resonance imaging (MRI) as an interface with the BSD-2000-3D. The development of MRI treatment monitoring has been a long-awaited breakthrough in hyperthermic oncology. Among many benefits, MRI treatment monitoring opens the way for the application of MRI monitored hyperthermia for better treatment of new cancer sites, including lung cancer, the number one cancer killer.

         Benign Prostatic Hyperplasia (BPH). BPH is a benign condition resulting when the prostate enlarges as men age. Approximately 50% of men in their 50s and more than 75% for men over 80 suffer from symptoms of BPH. Worldwide, an estimated $10 billion is spent annually for the treatment of BPH.

         The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine). As the prostate grows, it can create a variety of troubling symptoms that impact quality of life, including frequent urination, urgency and painful urination. Serious consequences can result from failure to treat BPH, including complete obstruction (acute retention of urine), urinary infections, loss of bladder functions and kidney failure.

         To avoid dilution of its efforts in cancer therapy, BSD Medical elected to enter the BPH market through the founding of a new company, TherMatrx. On November 24, 1997, BSD entered into an agreement with Oracle Strategic Partners and Charles Manker to form TherMatrx, Inc., a jointly-owned company focused on minimally invasive treatment of benign prostatic hyperplasia, a urological disease. TherMatrx (with heavy participation by BSD employees) has since conducted Phase III randomized, multi-center clinical trials involving approximately 200 patients, and obtained FDA approval to begin marketing its products in July of 2001. The trials demonstrated highly significant improvements in patient symptoms with minimal side effects and excellent patient tolerance. TherMatrx has aggressively entered into marketing. TherMatrx offers a non-surgical, catheter-based therapy that has been shown to provide safe, effective relief from BPH symptoms. The treatment can be performed in a clinic or physician's office. The company believes the results are clinically superior to medication. The therapy also avoids the side effects and complications of surgery.

         Company History. BSD was the first Company to obtain PreMarket approval
(PMA) from the Food and Drug Administration (FDA) for a hyperthermia cancer therapy system and the first Company to obtain Investigational Device Exemption
(IDE) approval from the FDA for thermotherapy systems for the treatment of Benign Prostatic Hyperplasia (BPH).

         BSD Medical Corporation was incorporated under the laws of the State of Utah on March 17, 1978. On July 31, 1986, pursuant to a Plan and Agreement of Merger dated July 11, 1986, BSD Medical Corporation was merged into a Delaware corporation, changing BSD Medical Corporation's state of incorporation from Utah to Delaware. The Delaware Corporation was the surviving company. The total number of shares of all classes of stock which BSD Medical Corporation shall have the authority to issue is 30,000,000, of which 10,000,000 shares are of $1.00 par value per share and are of a class designated Preferred Stock and of which 20,000,000 shares are of $.01 par value per share and are of a class designated Common Stock. There are currently no preferred shares outstanding.

SALES AND MARKETING
-------------------

         BSD has been selling its cancer hyperthermia systems primarily to research sites for use in clinical trials, but the company is now entering the commercial phase of sales and marketing. In the U.S., BSD Medical sells its equipment directly using its own sales and marketing staff. International sales are made through distributing companies located in various foreign countries.
Prices for BSD hyperthermia systems range from approximately $35,000 to $850,000.

         BSD's marketing includes articles published in scientific journals, news articles, the company's web site and materials posted on many other sites, television news, participation at trade shows and symposia, participation in medical associations, product brochures, patient brochures, newsletters and other promotional materials. BSD co-sponsors an annual international BSD Users' Conference.

         For the year ended August 31, 2001, two customers accounted for approximately 60% and 15%, respectively, of BSD's net sales. Medizintechnik, a company controlled by a shareholder of BSD, purchased 60% of sales. The loss of a significant customer could have a material detrimental impact on BSD's operations.

REIMBURSEMENT
-------------

         In the United States, BSD Medical's products are purchased primarily by medical institutions, which then bill various third-party payers, such as Medicare, Medicaid, other government programs, and private insurance plans, for the health care services provided to their patients, or by managed care organizations, which directly pay for services provided to their patients. The Center for Medicare and Medicaid Services (CMS) has established 23 billing codes that can be used as applicable for or in combination with hyperthermia therapy, depending on the circumstances of the treatment. Appropriate codes apply to billing for superficial, interstitial or deep hyperthermia, when used in combination with ionizing radiation therapy or chemotherapy. Billing codes are available for both the hospital and the oncologist.

         In November 1995, HCFA (now CMS) authorized Medicare reimbursement for all investigational therapies and devices for which underlying questions of safety and effectiveness of that device type have been resolved, based on categorization by FDA. All of BSD's investigational (IDE) equipment and protocols have been placed in this category by the FDA, and thus may be reimbursed by Medicare.

         For treatments by TherMatrx systems, effective January 1, 2002, CMS has increased the billing rate for a thermotherapy treatment performed in a urologist's office from approximately $1,942 to $2,647, and for a treatment performed in a hospital from approximately $2,700 to approximately $3,531 (actual rates will differ depending on the wage factor of each area).

         Medical reimbursement rates are unpredictable, and BSD cannot project the extent to which its business may be affected by future legislative and regulatory developments. There can be no assurance that future health care legislation or regulation will not have a material adverse effect on BSD's business, financial condition and results of operations, or that reimbursement, existing or in the future, will be adequate for all customers.

COMPETITION
-----------

         Competition in the medical products industry is intense. BSD believes that established product lines, FDA approvals, know-how and reputation in the industry are key competitive factors. BSD's therapies are generally considered complementary to, rather than competitive with other cancer therapies, such as ionizing radiation and chemotherapy. However, some companies could become competitors (in that they are also engaged in cancer treatment businesses) which have significantly greater resources. Several companies have received IDEs in the United States for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. In addition to BSD, two other companies have received FDA Pre-Market Approval for the commercial sale of certain hyperthermia equipment for the treatment of cancer in the U.S.:
Labthermics and Celsion Corporation (AMX:CLN, formerly Cheung Labs).

         BSD participates in the BPH market as an investor in TherMatrx, Inc. In the BPH market, competitive companies offering products similar to TherMatrx's products include Urologix and Dornier (which have PMA approval from the FDA), VidaMed and ArgoMed, Inc. (which have 510(k) marketing clearance from the FDA), and other foreign manufacturers. In addition to thermotherapy equipment made by competitors, there are other competitive treatments for BPH that are currently being developed, clinically investigated and/or actively marketed.

PRODUCT SERVICE
---------------

         BSD Medical provides a 12-month warranty following installation on all cancer treatment systems and a 90-day limited warranty on individual components. BSD's employees install and service the hyperthermia systems it sells to domestic customers. In addition, company personnel or consultants perform technical and clinical training. Subsequent to the applicable warranty period, BSD offers full or limited service contracts to its domestic customers.

         Generally, BSD's distributors install and service systems sold to foreign customers and are responsible for managing their own warranty programs for their customers, including labor and travel expenses. BSD provides parts repair/replacement warranties for 12 months for systems and for 90 days for individual components. Spare parts are generally purchased by the distributors and stored at the distributors' maintenance facilities to allow prompt repair. Distributor service personnel are usually trained at customer sites and at BSD's facilities in Salt Lake City.

PRODUCTION
----------

         BSD Medical produces and tests its products at its facilities in Salt Lake City, Utah. This manufacturing facility is FDA compliant and ISO 9000 certified. Some purchased components are modified by the supplier or are customized to BSD's specifications. Key factors in the manufacturing process are assembly and testing. Certain components and processes used in the manufacturing of BSD's products are currently provided or performed by single-source vendors. Supply interruption or yield problems from these vendors would have a material adverse effect on BSD's ability to manufacture its products until a new source of supply was qualified and, as a result, could have a material adverse effect on BSD's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT
------------------------

         During the fiscal years ended August 31, 2001, and August 31, 2000, BSD Medical expended $590,433 and $586,420 respectively, for research and development, representing 26.5% and 33.9% of total revenues. Research and Development expenditures increased in 2001 due to costs associated with the development of the BSD-2000-3D/MR system, four new systems used for superficial and interstitial cancer treatment and to support development of new products not announced.

         BSD has developed the BSD-2000-3D - a new generation of deep regional hyperthermia equipment funded in part by Phase I and II grants received from the National Cancer Institute (Grant No. CA61515). The BSD-2000-3D can now be modified for integration with a magnetic resonance imaging system, and becomes the BSD-2000-3D/MR system. The BSD-2000-3D System integrates three-dimensional
(3D), "steerable", focused deep regional hyperthermia with 3D patient specific treatment planning. This system is targeted for the treatment of large and deep tumors; i.e., recurrent breast, sarcoma, lung, colorectal, liver, cervical, bladder, stomach, and prostate. The first BSD-2000-3D/MR system was installed and tested at a leading German oncological research institution - the Clinic of Medical Oncology of the Klinikum Gro(beta)hadern Medical School of Ludwigs-Maximilians-Universitat Munchen, Munich, Germany. The Medical School received funding from the Stiftung Deutsche Krebshilfe e. V. (German Cancer Aid Foundation) for the system order. A second BSD-2000-3D/MR has subsequently been installed at the Department of Radiology of Charite University Medical School of Humboldt University University in Berlin, Germany. The BSD-2000-3D/MR System was designed to provide simultaneous heating and non-invasive measurement of treatment parameters; such as tumor temperature, tumor response, tissue heat damage, tissue blood-flow, tissue pathology, and other chemical and biological changes in the tissue. MR treatment monitoring has the potential to optimize tumor heating and thus tumor destruction.

         Technological changes play an important part in the advancement of the industry. BSD Medical intends to continue to devote substantial sums to research and development. Research and development efforts inherently involve risks and uncertainties that could aversely affect BSD's projections, outlook and operating results.

PATENTS, INTELLECTUAL PROPERTY, LICENSING, AND ROYALTY AGREEMENTS
-----------------------------------------------------------------

         Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. BSD's policy is to file patent applications to protect significant technology, inventions and product improvements. BSD currently has 9 patents in the United States and 3 patents outside the United States. [Four patents were assigned to TherMatrx, for which BSD maintained a license, and one patent license was obtained by BSD Medical from University of California San Francisco
(UCSF).] A European patent for the BSD-2000-3D system has been issued. There can be no assurance that the patents presently issued, will be of significant value to BSD or will be held valid upon judicial review. Successful litigation against these patents by a competitor could have a material adverse effect upon BSD's business, financial condition and results of operations. BSD Medical believes that it possesses significant proprietary know-how in its hardware and software capabilities. However, there can be no assurance that others will not develop, acquire or patent technologies similar to those of BSD or that secrecy will not be breached.

         In July 1979, BSD Medical Corporation entered into an exclusive worldwide license for a unique temperature probe (Bowman Probe). The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licensor. BSD pays royalties based upon its sales of the Bowman Probe. The license agreement was amended and renewed in August 2000 and is currently in effect.

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

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the past, BSD Medical has filed lawsuits for patent infringement against three of its competitors and subsequently settled all three of those lawsuits.

         From time to time, BSD Medical has had and may continue to have discussions with other companies, universities and private individuals concerning the possible granting of licenses covering technology and/or patents. There can be no assurance that such discussions will result in any agreements. In the past, BSD has granted non-exclusive practice licenses for a few selected patents to three companies. One of these companies is no longer in business.

GOVERNMENT REGULATION
---------------------

         The  medical  devices  that have been and are  being  developed  by BSD
Medical are subject to extensive and rigorous regulation by numerous governmental authorities, principally by the United States Food and Drug Administration (FDA). Pursuant to the Federal Food, Drug and Cosmetic Act (the FD&C Act), as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution, and promotion of medical devices in the United States. In addition, various foreign countries in which BSD Medical's products are or may be sold, have regulatory requirements.

         Sales into the European Union (EU) are now governed by the need to obtain ISO certification and a CE Mark and the requirement to comply with all applicable directives. In June 1998, the Medical Devices Directives (MDD) requirements went into effect for the EU. Following June 1998, no medical products could be marketed in Europe without obtaining a CE Mark and thus demonstrating compliance to MDD requirements. BSD Medical has obtained ISO certification of its quality, development, and manufacturing processes and has successfully completed the CE Mark testing and Annex II audit, which allows BSD to affix the CE Mark label on the BSD-2000-3D system and deliver systems to Europe. However, BSD must maintain compliance with all current and future directives and requirements to maintain ISO certification and to continue to affix the CE Mark, and there can be no assurance that BSD will continue to maintain compliance. If BSD is unable to maintain these approvals, it could have a significant material effect on BSD's future financial condition.

         The majority of BSD Medical's past and present hyperthermia systems have required, (and future systems, if any, would likely continue to require) Pre-Market Approval from the FDA instead of the simpler 510(k) marketing approval. Pre-Market Approval requires clinical testing to assure safety and effectiveness prior to marketing and distribution of medical devices. BSD Medical intends to continue to make improvements in and to its existing products. Significant product changes must be submitted to the FDA under IDEs, 510(k) PreMarket notifications or PMA supplements.

         All medical devices must be manufactured in accordance with regulations specified in the FDA Quality System Regulation (QSR) and in the ISO and other applicable regulations. In complying with these regulations, manufacturers must continue to expend time, money and effort in the areas of design control, production, and quality control to ensure full compliance. The Medical Device Reporting regulation requires that BSD Medical provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur. The MDD vigilance system regulations require that BSD Medical's European Representative provide information to the Competent Authority on death or serious injuries alleged to have been associated with the use of its products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur.

         International sales of unapproved medical devices are subject to FDA export requirements, unless these products have been previously approved by one of the countries specified by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on BSD Medical's business, financial condition and results of operations. Although BSD believes that it is in material compliance with all applicable manufacturing and marketing regulations of the FDA and other regulatory bodies with respect to its existing products, a determination that BSD is in material violation of such regulations could lead to the imposition of penalties, including fines, recall orders, product seizures, and criminal sanctions. In addition, current regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect BSD.

         International sales are subject to the regulatory and safety requirements of the country into which the sale occurs. There can be no assurance that all of the necessary approvals will be granted on a timely basis or at all. Delays in receipt of or failure to receive such approvals could have a material adverse effect on BSD's financial condition and results of operations.

         The Federal Communications Commission (FCC) regulates the frequencies of microwave and radiofrequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. BSD's fixed frequency systems and applicators emit 915 MHz for U.S. and some European installations and 433.92 MHz for some European installations, which is approved by the FCC for medical applications. Accordingly, these systems do not require shielding to prevent interference with communications. The company's BSD-2000 deep hyperthermia variable-frequency generators and applicators require electromagnetic shielding. Ultrasound hyperthermia systems can be operated without shielding because the applicators emit acoustic rather than electromagnetic energy.

PRODUCT LIABILITY EXPOSURE
--------------------------

         The manufacturing and marketing of medical devices involve an inherent risk of product liability. Because BSD Medical's products are intended to be used in hospitals on patients who may be physiologically unstable and severely ill, BSD Medical is exposed to potential product liability claims. BSD Medical Corporation presently carries product liability insurance. However, there can be no assurance that the product liability insurance will provide adequate coverage against potential claims that might be made against BSD. No product liability claims are presently pending against BSD; however, there can be no assurance that product liability claims will not be filed in the future.

EMPLOYEES
---------

         As of August 31, 2001, BSD Medical had 27 employees; 23 of them were full time employees. None of BSD's employees is covered by a collective bargaining agreement. BSD considers its relations with its employees to be satisfactory. BSD is dependent upon a limited number of key management, manufacturing, and technical personnel. BSD's future success will depend in part upon its ability to retain these highly qualified employees.


ITEM 2.  PROPERTIES

         The office, production and research facilities of BSD Medical Corporation are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet. BSD leases the building for an annual rental expense of approximately $78,000 (see Note 4 to Financial Statements). BSD has an option to purchase the building. The building lease is accounted for as an operating lease for financial statement purposes. The building is currently in good condition; is adequate for BSD's needs; is suitable for all Company functions; and provides room for future expansion. BSD believes that it carries adequate insurance on the property.


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         BSD Medical Corporation's Common Stock trades publicly on the OTC Bulletin Board under the symbol "BSDM". The following table sets forth the high and low bid transactions, as provided by the OTC Bulletin Board, for the quarters in fiscal year 2000 and 2001. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                                                        Bid
                                             ---------------------------
        Quarter Ended:                            High          Low
        ----------------------------------------------------------------

        November 30, 1999.................         .88          .25
        February 28, 2000.................        5.19         1.03
        May 31, 2000......................        3.81         1.13
        August 31, 2000...................        2.31          .88


        November 30, 2000.................         .91          .78
        February 29, 2001.................        1.25         1.19
        May 31, 2001......................         .90          .90
        August 31, 2001...................         .80          .80



         As of August 31, 2001 there were approximately 591 holders of record of the Common Stock. BSD has not paid any cash dividends on its Common Stock since its inception and has no intention of declaring any Common Stock dividends in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         The balance sheet as of August 31, 2001, and the statements of operations, statements of cash flow and statements of stockholders' equity for the years ending August 31, 2001, and 2000, and the independent auditors report thereon, are included elsewhere in this report. The following selected financial information should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

         FISCAL YEAR ENDED AUGUST 31, 2001. Revenues for the year ended August 31, 2001, totaled $2,224,379, as compared to $1,730,393 for the year ended August 31, 2000, an increase of $493,986, or 28.55%, primarily due to an increase of European sales to related parties, U.S. sales and increased sales to BSD's unconsolidated subsidiary.

         Product sales increased to $2,196,269 in 2001 from $1,535,600 in 2000, an increase of $660,669, or 43.02%. Sales remained principally limited to research centers, awaiting new product commercialization. Gross profit on product sales was $1,206,450 in 2001 as compared to $604,228 for fiscal 2000, due to above mentioned increase in sales. Selling, General and Administrative Expenses for 2001 totaled $877,810, as compared to $1,147,868 in 2000, a decrease of $270,058, or 23.53%, primarily due to lower administrative and regulatory payroll costs, special promotion costs and less compensation expense associated with amortization of options and stock awards.

         Research and Development Expenses for 2001 totaled $590,433 as compared to $586,420 in 2000, an increase of $4,013 or .68%, due to development costs associated with the BSD-2000-3D/MR system and with four new configurations of the BSD-500 system, combined with costs to support completion of other new products under development

         There was no Interest Expense in 2001 as compared to $654 in 2000 because the Company had no interest bearing debt.

         During fiscal 2001, BSD experienced a Net Loss of $214,360 as compared to a Net Loss in fiscal 2000 of $888,947. The fiscal 2001 loss was primarily associated with expenses designated to prepare new product lines for commercialization.

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales accounted for 61.23% and 69.6% of BSD Medical's total product sales during the fiscal years ended August 31, 2001, and August 31, 2000, respectively. BSD expects that international sales will continue to represent a significant portion of its total sales. BSD has successfully completed the CE Mark testing and Annex II audit, which allows BSD to affix the CE Mark label on the BSD-2000-3D system and deliver systems to Europe. However, an inability to maintain the necessary approvals could have adverse effects on future sales of products to EC countries (see Government Regulation, page 7). BSD is subject to risks generally associated with international operations, including the establishment by foreign regulatory agencies of product standards different from, and in some cases more stringent than, those in the United States. Although BSD's sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in currency exchange rates. BSD's international sales may also be adversely affected by tariff regulations and export license requirements. Possible governmental, legislative and political actions that may be taken by the United States to reduce the balance of payments deficit may result in retaliatory actions by foreign governments. Such actions could have adverse effects upon sales of BSD's products in certain foreign markets. In addition, the laws of certain foreign countries do not protect BSD's intellectual property rights to the same extent as do the laws of the United States.

         FLUCTUATIONS IN OPERATING RESULTS. BSD Medical's sales and operating results historically have varied (and will likely continue to vary) greatly on a quarter-to-quarter and year-to-year basis due to risks associated with international operations; budgeting considerations of BSD's customers; the nature of the medical capital equipment market; the inability of BSD to predict the timing of various approvals required from the Food and Drug Administration, the European Union countries, and other governmental agencies; the relatively large per unit sales prices of BSD's products; the typical fluctuations in the mix of orders for different systems and system configurations; the limited unit sales volumes; BSD's limited cash resources; changes in Medicare and other third-party reimbursement policies; competition; and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

         LIQUIDITY AND CAPITAL RESOURCES. Total assets increased to $2,161,079 in 2001, an increase of $6,666, as compared to 2000. The increase was primarily due to a decrease in cash and inventory offset by an increase in accounts receivable. Cash decreased to $408,030, as compared to $731,494 in 2000, primarily as a result of using cash for operating expenses. Accounts receivable increased to $736,701, an increase of $388,368, or 89.69%, primarily due to higher sales volume in the fourth quarter to related parties. Total inventories decreased to $727,635, a decrease of $177,467, or 19.61%. Current liabilities increased to $968,872, an increase of $120,420, or 14.19%, primarily due to increases in accounts payable, accrued expenses and current portion of deferred revenue.

MANAGEMENT DISCUSSION AND CURRENT STATUS OF FINANCIAL CONDITION.
----------------------------------------------------------------

         Management believes that the current projected sales and cash position will be sufficient to meet BSD Medical's operating cash requirements through fiscal year 2002. Management further believes that the primary financial opportunities for BSD are in commercialization of new generation products and commercialization of TherMatrx products, as described in Part I General. BSD's ability to be profitable will depend on achieving regulatory approval of certain new products, the completion of development for others, and in the successful commercialization of these products in the marketplace. There can be no assurance that commercialization of these new products will be successful, or that profitability will be achieved.

         On November 14, 1997, BSD signed an agreement with Oracle Strategic Partners (OSP) to form TherMatrx, Inc., a jointly-owned company which will initially focus on minimally invasive treatments of benign urological diseases, specifically Benign Prostatic Hyperplasia (BPH). BSD participates in the BPH market through TherMatrx. TherMatrx has subsequently completed Phase III, multi-center, randomized clinical trials and obtained FDA approval to begin marketing its products in July of 2001.

         FORWARD OUTLOOK AND RISKS. From time to time, BSD Medical may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, BSD Medical notes that a variety of factors could cause BSD's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of BSD's forward-looking statements.

         This form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of BSD. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, BSD's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements are based on BSD's current expectations. Although BSD believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information regarding directors of BSD Medical Corporation are contained under Election of Directors in the registrant's 2001 Proxy, which is incorporated herein by reference. The current directorship positions resulted from vacancies and were filled by a majority of the directors then in office, and the directors so chosen hold office until their successors have been duly elected and qualified. BSD does not presently have a nominating committee. Executive officers of BSD are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any of the directors or executive officers of BSD and none of these individuals have been involved in any reportable legal proceedings.

         The following table sets forth certain information concerning the directors and executive officers of BSD Medical Corporation.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                        Initial Date as
         Name                       Age                Position                                       Officer or Director
--------------------------------------------------------------------------------------------------------------------------

Paul F. Turner, MSEE*                54       Chairman of the Board, Senior Vice President, and            1986
                                               Chief Technology Officer

Hyrum A. Mead, MBA*                  54       President and Member of the Board of Directors               1999

Gerhard W. Sennewald, Ph.D.          65       Member of the Board of Directors                             1994

J. Gordon Short, M.D.                70       Member of the Board of Directors                             1994

Michael Nobel, Ph.D.                 61       Member of the Board of Directors                             1997

Dixie Toolson Sells                  51       Vice President of Regulatory Affairs and Corporate           1987
                                               Secretary

Ray Lauritzen                        51       Vice President of Field Service                              1988

--------------------------------------------------------------------------------------------------------------------------

     *Executive officers of BSD Medical Corporation.

         Paul F. Turner, MSEE, joined BSD Medical Corporation in 1978 after seven years as a respected developer of microwave communications systems for Sperry Univac (now L3 Communications). His experience with advanced military defense communication systems prepared him to lead the development of sophisticated phased array microwave technology at BSD Medical. Mr. Turner has led the design of microwave treatment systems for tumors, including the development of external phased array antenna technology to focus radiated microwave energy deep into the central area of the body to treat deep tumors. He has also integrated this novel technology with Magnetic Resonance Imaging (MRI) to non-invasively monitor treatments within the patient's body.

         Hyrum A. Mead, MBA, was appointed President and elected to the Board of Directors in 1999. Previously he served five years as Vice President Business Development at ZERO Enclosures, a leading manufacturer in the telecommunications, computer and aerospace enclosures industry and seven years as President of Electro Controls, a manufacturer of computer controlled power systems. Mr. Mead began his career in marketing with IBM where he worked with the introduction of many new products.

         Dr. Gerhard Sennewald was appointed to BSD's Board of Directors in December 1994. He has been a key BSD European representative and distributor for 15 years. Dr. Sennewald is President and Chief Executive Officer of Medizin-Technik GmbH of Munich, Germany.

         Dr. J. Gordon Short was appointed to BSD's Board of Directors in December 1994 after extensive participation in the initial development and market establishment of the Company's products as Medical Director for BSD, as well as previous service on the Company's Medical Advisory Board. Dr. Short is Chairman of Brevis Corporation, a medical products company that specializes in consumable specialty supplies.

         Dr. Michael Nobel was appointed to the Board of Directors on January 13, 1998. Dr. Nobel is Chairman of the Board of the Nobel Family Society that provides Nobel Prizes, including the Nobel Peace Prize. He is Chairman of the American Non-Violence Project Inc., and has served as a consultant to Unesco in Paris and the United Nations Social Affairs Division in Geneva. Dr. Nobel participated in the introduction of magnetic resonance imaging as European Vice President for Fonar Corp. He is the CEO of the MRAB Group which provides diagnostic imaging services. Dr. Nobel serves as a director for several companies in addition to his seat at BSD Medical Corporation.

         Dixie Toolson Sells served as Administrative Director from 1978 to 1984; as Director of Regulatory Affairs from 1984 to September 1987; and as Vice President of Regulatory Affairs from September 1987, to October 1993. In October 1993, Ms. Sells resigned as Vice President of Regulatory Affairs, and she served as Director of Regulatory Affairs from October 1993 to December 1994. In December 1994, Ms. Sells was re-appointed as Vice President of Regulatory Affairs and was appointed as Corporate Secretary by the Board of Directors. Ms. Sells also serves on the Board of Directors of the Intermountain Biomedical Association.

         Ray Lauritzen served as Field Service Manager from 1982 to January 1988 and as Vice President of Field Service Operations since January 1988.

         Pursuant to Section 16(a) of the Securities Act of 1934, BSD Medical Corporation's directors, executive officers, and any persons holding more than 10 percent of BSD's stock, are required to report their ownership and any changes in beneficial ownership of the Company's stock to the Securities and Exchange Commission. To the Company's knowledge, based solely on review of the copies of such reports furnished to BSD, all of such persons subject to these reporting requirements filed the required reports with respect to BSD's most recent fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

         The following tables set forth certain information regarding all compensation earned during the last three fiscal years and fiscal year-end stock option values for the person acting in a similar capacity to chief executive officer of BSD Medical in the fiscal year ended August 31, 2001. No stock options were granted to or exercised by the President during fiscal year 2001. No other executive officers of BSD Medical received compensation exceeding $100,000.



                                               SUMMARY COMPENSATION TABLE

                                          Annual Compensation          Long Term Compensation Awards
                                 --------------------------------------------------------------------

                                                      Other Annual    Restricted                   All Other
  Name and            Fiscal    Salary                  Compen-      Stock Awards                   Compen-
  Position             Year      ($)      Bonus ($)    sation ($)       ($)         Options(#)      sation($)
==============================================================================================================

Hyrum A. Mead,        2001     $125,000     $400         -0-            -0-           -0-             -0-
President (1)         2000     $125,000     $100         -0-            -0-         200,000           -0-
                      1999     $  5,689      -0-         -0-            -0-         200,000           -0-
--------------------------------------------------------------------------------------------------------------

Paul F. Turner,       2001     $145,000    $400          -0-            -0-           -0-             -0-
Sr. VP and Chief      2000     $143,757    $100          -0-            -0-           -0-             -0-
Technology Officer    1999     $140,000    $100          -0-            -0-           -0              -0-
--------------------------------------------------------------------------------------------------------------

(1)  Mr. Mead began employment with BSD as of August 10, 1999.

                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION/SAR VALUES

                                                    Number of Securities                Value of Unexercised
                       Shares                       Underlying Unexercised              In-the-Money Options
                      Acquired on      Value         Options at FY-end (#)                  at FY-end($)
  Name and             Exercise       Realized    --------------------------------------------------------------------
  Position               (#)           ($)        Exercisable      Unexercisable     Exercisable     Unexercisable
======================================================================================================================

Hyrum A. Mead,             0             0           120,000           280,000         $ 96,000         $224,000
President
----------------------------------------------------------------------------------------------------------------------
Paul F. Turner,            0             0           180,953             0             $144,762             0
Sr. VP and Chief
Technology Officer
----------------------------------------------------------------------------------------------------------------------

(1) Paul Turner has received options from TherMatrx to purchase shares of its common stock. The options were issued at estimated fair market value. The options granted total less than 1% of the outstanding shares of common stock in TherMatrx.

COMPENSATION OF DIRECTORS
-------------------------

         The 1998 Director Stock Plan provides for annual compensation in the amount of $12,000 for each non-employee director - $4,000 to be paid in cash and the balance of the retainer to be paid in the form of restricted shares of BSD Common Stock. In addition to the annual compensation to directors, each

Non-Employee Director shall receive an annual option to purchase 25,000 restricted shares of BSD Common Stock at a purchase price of 85% of the Fair Market Value at the date the Option is granted. The options vest over 5 years and expire in 10 years. On September 1, 2000, Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were each awarded 25,000 options to purchase BSD's restricted common stock at $1.11 per share. These directors were also paid $2,000 and awarded 3,053 shares of restricted common stock based on service to BSD for the prior six months. On March 1, 2001, Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were paid $2,000 and awarded 4,082 shares of restricted common stock based on service to BSD for the prior six months. On September 1, 2001 these directors were awarded 25,000 options to purchase BSD's restricted common stock at $.66 per share. They were also paid $2,000 and 5,128 shares of restricted common stock based on service to BSD for the prior six months.

EMPLOYMENT CONTRACTS
--------------------

         BSD Medical Corporation has an employment contract with the President, Mr. Mead, that was signed August 10, 1999. This agreement provides that Mr. Mead shall receive a base salary of $125,000, which shall be reviewed annually by the Board of Directors. Additionally, in the case of non-voluntary termination, Mr. Mead shall receive all compensation for a period of six months, which includes an extension of all benefits and perquisites. The six month severance shall be salary at the highest rate paid to Mr. Mead prior to such termination and the total amount of bonuses paid or payable during the preceding 12 months. The agreement also requires BSD Medical to vest any options granted to Mr. Mead for the purchase of BSD Medical's stock with a 90 day period to exercise such options. Mr. Mead's agreement includes a period of non-competition for one year following termination of employment.

         BSD Medical has an employment contract with the Senior Vice President and Chief Technology Officer, Mr. Turner that was signed November 2, 1988. This agreement provides that Mr. Turner's salary will be based upon a reasonable mutual agreement. Additionally, in the case of non-voluntary termination, Mr. Turner will receive severance pay for a one-year period, which includes an extension of all employee rights, privileges, and benefits, including medical insurance. The one-year severance pay will be an average of Mr. Turner's salary for the immediate twelve-month period prior to termination. The agreement also requires BSD Medical to pay Mr. Turner any accrued unused vacation at the time of termination. BSD is also obligated to pay Mr. Turner $1,000 (or the equivalent value in stock options) for newly issued patents (this compensation is halved if multiple inventors are involved). Mr. Turner's agreement includes a period of non-competition for one year following termination of employment. This non-competition agreement may be extended by BSD for up to an additional four years by written notification and continuing severance payments for the additional years of extension (as defined for the first year) if the non-competition obligation is extended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 1, 2001, with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to management of BSD Medical to own beneficially more than 5% of the outstanding Common Stock, (ii) all directors and named executive officers of BSD Medical, and (iii) all executive officers and directors as a group:

Name and Address of               Shares of Common Stock    Percentage of Common
Beneficial Owner                  Beneficially Owned (1)     Stock Ownership (2)
--------------------------------------------------------------------------------

Dr. Gerhard W. Sennewald                  6,741,604(3)               38.21%
   Via del Pantheon 45/7a
   I 00186 Roma, Italy

Paul F. Turner                            1,995,871(4)               11.24%
   4466 Sunset Circle
   Bountiful, UT  84010

John E. Langdon                           1,295,010(5)                7.37%
   2501 Parkview Drive, Suite 500
   Fort Worth, TX  76102

Hyrum A. Mead                               120,000(6)                   *
   202 Coventry Lane
   North Salt Lake, UT  84054

Michael Nobel                                87,723(7)                   *
   Magnetkameran MRAB
   Skeppsbron 28
   S-111 30 Stockholm, Sweden

J. Gordon Short, M.D.                       149,723(8)                   *
   c/o Brevis Corporation
   3310 South 2700 East
   Salt Lake City, UT  84109

All executive officers and directors      9,094,921(9)               50.42%
   as a group (5) persons)

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

(3)      Includes  65,000 shares  subject to options.  Does not include  500,000
         shares  held  by  Dr.  Sennewald's   spouse,  for  which  he  disclaims
         beneficial ownership.

(4)      Includes 180,953 shares subject to options.

(5) Includes 351,862 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee. Does not include 50,000 shares held by Mr. Langdon's spouse, for which he disclaims beneficial ownership.

(6)      All 120,000 shares are subject to options

(7)      Includes 30,000 shares subject to options.

(8)      Includes 65,000 shares subject to options.

(9)      Includes 460,953 shares subject to options.

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

10.6 Stock Purchase Agreement dated October 31, 1997, by and among TherMatrx, Inc., BSD Medical Corporation, Oracle Strategic Partners, L.P., and Charles Manker. Incorporated by reference of Form 10-KSB filed December 10, 1998.

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

27       Financial Data Schedule.

99 The financial statements for the fiscal year ended September 30, 2001, of TherMatrx, Inc., a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

(b)      Reports on Form 8-K

      None

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   BSD MEDICAL CORPORATION


Date: November 29, 2001                            By:   /s/Hyrum A. Mead
      -----------------                            -----------------------------
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


Date: November 29, 2001                           By:   /s/Paul F. Turner
      -----------------                           ------------------------------
                                                  Paul F. Turner
                                                  Chairman of the Board, Chief
                                                  Technology Officer, and
                                                  Senior Vice President of
                                                  Research


Date: November 29, 2001                           By:   /s/Hyrum A. Mead
      -----------------                           ------------------------------
                                                  Hyrum A. Mead
                                                  President and Member of the
                                                  Board of Directors


Date: November 29, 2001                           By:/s/Dr. Gerhard W. Sennewald
      -----------------                           ------------------------------
                                                  Dr. Gerhard W. Sennewald
                                                  Member of the Board of
                                                  Directors


Date: November 29, 2001                           By:   /s/Dr. J. Gordon Short
      -----------------                           ------------------------------
                                                  Dr. J. Gordon Short
                                                  Member of the Board of
                                                  Directors


Date: November 30, 2001                           By:   /s/Dr. Michael Nobel
      -----------------                           ------------------------------
                                                  Dr. Michael Nobel
                                                  Member of the Board of
                                                  Directors

[GRAPHIC OMITTED]
BSD Medical Corporation
Financial Statements
August 31, 2001 and 2000

                                                         BSD MEDICAL CORPORATION
                                                   Index to Financial Statements

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

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


Statement of Cash Flows                                                      F-5


Notes to Financial Statements                                                F-6

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the balance sheet of BSD Medical Corporation (the Company) as of August 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2001, and the results of their operations and cash flows for the years ended August 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.







Salt Lake City, Utah
October 9, 2001


                                                                      BSD MEDICAL CORPORATION
                                                                                Balance Sheet

                                                                              August 31, 2001
---------------------------------------------------------------------------------------------

              Assets
              ------
Current assets:
     Cash and cash equivalents                                             $          408,030
     Current portion of restricted certificate of deposit                              32,000
     Receivables, net                                                                  84,495
     Related party receivables                                                        652,206
     Inventories                                                                      727,635
     Prepaid expenses                                                                  19,437
     Deposits and other assets                                                         15,667
                                                                           ------------------

                  Total current assets                                              1,939,470

Long-term portion of restricted certificate of deposit                                 56,917
Property and equipment, net                                                           152,266
Patent, net of amortization of $1,502                                                  12,426
                                                                           ------------------

                                                                           $        2,161,079
                                                                           ------------------
---------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                      $          113,742
     Accrued expenses                                                                 722,494
     Current portion of deferred revenue                                               71,220
     Current portion of deferred gain on sale - leaseback                              61,416
                                                                           ------------------

                  Total current liabilities                                           968,872
                                                                           ------------------

Deferred revenue                                                                      140,931
Deferred gain on sale - leaseback                                                      15,275
                                                                           ------------------

                  Total liabilities                                                 1,125,078
                                                                           ------------------

Commitments and contingencies                                                               -

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
       shares; issued and outstanding 17,602,619 shares                               176,026
     Additional paid-in capital                                                    20,810,773
     Deferred compensation                                                            (25,097)
     Accumulated deficit                                                          (19,925,467)
     Treasury stock, at cost                                                             (234)
                                                                           ------------------

                  Total stockholders' equity                                        1,036,001
                                                                           ------------------

                                                                           $        2,161,079
                                                                           ------------------

---------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                          F-2

                                                                 BSD MEDICAL CORPORATION
                                                                 Statement of Operations

                                                                  Years Ended August 31,
----------------------------------------------------------------------------------------

                                                           2001              2000
                                                     -----------------------------------
Revenues:
     Sales                                           $         529,546   $       577,003
     Sales to related parties                                1,666,723           958,597
     Grants and licenses                                        28,110           194,793
                                                     -----------------------------------

                                                             2,224,379         1,730,393
                                                     -----------------------------------

Costs and expenses:
     Cost of sales                                             167,306           546,753
     Cost of sales to related parties                          822,513           384,619
     Research and development                                  590,433           586,420
     Selling, general, and administrative                      877,810         1,147,868
                                                     -----------------------------------

                                                             2,458,062         2,665,660
                                                     -----------------------------------

                  Operating loss                              (233,683)         (935,267)

Other income (expense):
     Interest income                                            19,323            46,974
     Interest expense                                                -              (654)
                                                     -----------------------------------

                  Net loss                           $        (214,360)  $      (888,947)
                                                     -----------------------------------

Loss per common share - basic and diluted            $            (.01)  $          (.05)
                                                     -----------------------------------

Weighted average shares - basic and diluted                 17,545,000        17,047,000
                                                     -----------------------------------

----------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                     F-3

                                                                                 BSD MEDICAL CORPORATION
                                                                       Statement of Stockholders' Equity

                                                                    Years Ended August 31, 2001 and 2000
--------------------------------------------------------------------------------------------------------



                              Common Stock        Additional    Deferred                  Treasury Stock
                         ----------------------    Paid-In       Compen-    Accumulated   --------------
                            Shares      Amount     Capital       sation       Deficit     Shares  Amount
                         -------------------------------------------------------------------------------
Balance,
  September 1, 1999       16,693,975  $ 166,940  $ 20,688,109  $ (159,486) $ (18,822,160)  13,412 $ (234)

Common stock issued for:
  Cash                       244,912      2,449        23,748           -              -        -      -
  Stock options
    and warrants             509,044      5,090        (5,090)          -              -        -      -
  Services                    29,761        298        52,452           -              -        -      -
  Subscription receivable      2,000         20           480           -              -        -      -

Amortization of deferred
  compensation                     -          -             -     152,515              -        -      -

Deferred compensation              -          -         6,926      (6,926)             -        -      -

Contribution of
treasury shares                    -          -             -           -              -   10,919      -

Net loss                           -          -             -           -       (888,947)       -      -
                         -------------------------------------------------------------------------------

Balance,
  August 31, 2000         17,479,692    174,797    20,766,625     (13,897)   (19,711,107)  24,331   (234)

Common stock issued for:
  Cash                        63,765        638         5,739           -              -        -      -
  Services                    21,405        214        23,786           -              -        -      -
  Options                     37,757        377          (377)          -              -        -      -

Amortization of deferred
compensation                       -          -             -       3,800              -        -      -

Deferred compensation              -          -        15,000     (15,000)             -        -      -

Net loss                           -          -             -           -       (214,360)       -      -
                         -------------------------------------------------------------------------------

                          17,602,619  $ 176,026  $ 20,810,773  $  (25,097) $ (19,925,467)  24,331 $ (234)
                         -------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                     F-4

                                                                       BSD MEDICAL CORPORATION
                                                                       Statement of Cash Flows

                                                                        Years Ended August 31,
----------------------------------------------------------------------------------------------


                                                                 2001              2000
                                                           -----------------------------------
Cash flows from operating activities:
     Net loss                                              $        (214,360   $      (888,947)
     Adjustments to reconcile net loss to net
       cash (used in) operating activities:
         Depreciation and amortization                                38,785            23,082
         Deferred gain on sale of building                           (61,416)          (61,416)
         Loss (gain) on disposal of
           property and equipment                                          -                25
         Amortization of deferred compensation                         3,800           152,515
         Stock compensation expense                                   24,000            52,750
         (Increase) decrease in:
              Restricted certificate of deposit                      (88,917)                -
              Receivables                                           (369,158)         (295,037)
              Inventories                                            177,467             3,139
              Prepaid expenses and other assets                       15,342            (8,898)
         Increase (decrease) in:
              Accounts payable                                        52,205            30,748
              Accrued expenses                                        29,933           135,089
              Deferred revenue                                       166,127           (65,018)
                                                           -----------------------------------

                  Net cash used in
                  operating activities                              (226,192)         (921,968)
                                                           -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                             (103,649)          (21,914)
     Purchase of patent license                                            -           (13,928)
                                                           -----------------------------------

                  Net cash used in
                  investing activities                              (103,649)          (35,842)
                                                           -----------------------------------

Cash flows from financing activities:
     Payments on long-term debt                                            -           (25,922)
     Proceeds from issuance of common stock                            6,377            26,197
                                                           -----------------------------------

                  Net cash provided by
                  financing activities                                 6,377               275
                                                           -----------------------------------

Decrease in cash and cash equivalents                               (323,464)         (957,535)

Cash and cash equivalents, beginning of year                         731,494         1,689,029
                                                           -----------------------------------

Cash and cash equivalents, end of year                     $         408,030   $       731,494

                                                           -----------------------------------
----------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                           F-5

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements

                                                        August 31, 2001 and 2000
--------------------------------------------------------------------------------

1.   Organization       Organization
     and                BSD  Medical   Corporation   (the   Company)   develops,
     Significant        produces,  markets,  and  services  systems used for the
     Accounting         treatment of cancer and other  diseases.  These  systems
     Policies           are sold worldwide.  In addition,  the Company currently
                        has  a  thirty  percent  interest  in  Thermatrx,   Inc.
                        (Thermatrx) a corporate joint venture that is engaged in the manufacture and sale of medical equipment.

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

                        Investment in Joint Venture
                        The Company has a 30% ownership in another company. The investment is accounted for on the equity method of accounting. In accordance with APB 18, the Company has discontinued recognizing its percent share of recurring losses as the investment has been eliminated as an asset and the Company is not obligated for any liability obligations of the joint venture.

                        Patents
                        Patents are carried at the cost and are being amortized over 17 years.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Restricted Cash
     and                The  Company  has  a  certificate  of  deposit  held  as
     Significant        collateral  by a bank for surety of a loan by a customer
     Accounting         to finance a sale of product to the  customer.  The cash
     Policies           is released from  restriction  as the customer pays down
     Continued          the loan.  The loan matures in 2003 and the  approximate
                        current  portion of the  certification  of deposit to be
                        released  is  $32,000  and  the  long-term   portion  is
                        $56,917.

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

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive. Options and warrants to purchase 1,393,567 and 1,417,332 shares of common stock at prices ranging from $.10 to $3.00 per share were outstanding at August 31, 2001 and 2000, respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Revenue Recognition
     and                Sales  for  products  are  recorded  when  products  are
     Significant        shipped.  Revenue from  long-term  service  contracts is
     Accounting         recognized on a straight-line basis over the term of the
     Policies           contract,  which  approximates  recognizing  it as it is
     Continued          earned.  Deferred  revenue includes amounts from service
                        contracts as well as revenue from sales of products which have not been shipped.

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

                        Reclassification
                        Certain amounts for the year ended August 31, 2000 financial statements have been reclassified to conform with classifications adopted in the current year.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Detail of          Details of certain  balance sheet  accounts as of August
     Certain            31, 2001, are as follows:
     Balance
     Sheet              Receivables:
     Accounts             Trade receivables                $          62,910
                          Other receivables                           31,554
                          Less allowance for doubtful
                            accounts                                  (9,969)
                                                           -----------------

                                                           $          84,495
                                                           -----------------

                        Inventories:
                          Parts and supplies               $         469,835
                          Work-in-process                            257,800
                          Finished goods                                   -
                                                           -----------------

                                                           $         727,635
                                                           -----------------

                        Accrued expenses:
                          Customer deposits                $         319,648
                          Accrued loss in equity affiliate           136,467
                          Accrued vacation                           102,259
                          Accrued payroll and taxes                   93,726
                          Other accrued expenses                      70,394
                                                           -----------------

                                                           $         722,494
                                                           -----------------


3.   Property           Property and equipment consists of the following:
     and
     Equipment
                        Equipment                          $         597,499
                        Furniture and fixtures                       297,741
                                                           -----------------

                                                                     895,240

                        Less accumulated depreciation
                        and amortization                            (742,974)
                                                           -----------------

                                                           $         152,266
                                                           -----------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Deferred           During  the year  ended  August 31,  1998,  the  Company
     Gain               entered  into  a   sale-leaseback   transaction  on  its
                        building. The sale-leaseback resulted in a gain of $325,513 of which $307,000 was deferred and is being credited to income as rent expense adjustments over the term of the lease. The lease requires monthly payments of $6,533 through November 2002.

                        Future minimum payments at August 31, 2001, are as follows:

                        Years Ending August 31,                Amount
                        -----------------------           -----------------

                           2002                           $          78,396
                           2003                                      19,599
                                                          -----------------

                                                          $          97,995
                                                          -----------------

                        Annual rent expense on this operating lease for the years ended August 31, 2001 and 2000, amounted to approximately $17,000, net of sale-leaseback gain.


5.   Long-Term          The Company has entered into certain  service  contracts
     Deferred           for  which  it has  received  payment  in  advance.  The
     Revenue            Company is recognizing  these service  revenues over the
                        life of the service agreements as follows:

                        Years Ending August 31,                 Amount
                        -----------------------           -----------------

                           2002                           $          71,220
                           2003                                      55,723
                           2004                                      40,900
                           2005                                      44,308
                                                          -----------------

                                                                    212,151

                           Less current portion                     (71,220)
                                                          -----------------

                           Long-term deferred revenue     $         140,931
                                                          -----------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Income             The Income tax benefit  differs from the amount computed
     Taxes              at federal statutory rates as follows:

                                                    Years Ended
                                         ----------------------------------
                                               2001             2000
                                         ----------------------------------

Income tax benefit at statutory rate     $          73,000  $       457,000
Subsidiary loss                                          -         (155,000)
Other                                               (9,000)          (9,000)
Change in valuation allowance                      (64,000)        (293,000)
                                         ----------------------------------

                                         $               -  $             -
                                         ----------------------------------

                        Deferred tax assets (liabilities) are comprised of the following:

Net operating loss carryforwards                          $       1,626,000
General business and AMT credit carryforwards                       178,000
Accrued expenses and deposits                                       152,000
Deferred revenue                                                     72,000
Inventory                                                             7,000
Allowance for bad debts and reserves                                  3,000
Depreciation                                                        (15,000)
Deferred compensation expense                                         1,000
Deferred gain                                                         5,000
                                                          -----------------

                                                                  2,029,000

Valuation allowance                                              (2,029,000)
                                                          -----------------

                                                          $               -
                                                          -----------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Income             At August 31, 2001, the Company has net operating losses
     Taxes              (NOL) as follows:
     Continued
                        Expiration Date                           NOL
                        ---------------                   -----------------

                            2003                          $         339,000
                            2005                                  1,270,000
                            2007                                    190,000
                            2008                                     99,000
                            2009                                    671,000
                            2010                                    170,000
                            2012                                    838,000
                            2016                                    153,000
                            2018                                  1,052,000
                                                          -----------------

                                                          $       4,782,000
                                                          -----------------

                        At  August  31,  2001,  the  Company  has  Research  and
                        Experimentation   Tax  Credit  (RETC)  and   Alternative
                        Minimum Tax Credit (AMTC) as follows:

                        Expiration Date                RETC       AMTC
                                              ----------------------------------

                         2002                 $       8,000   $         -
                         2003                        41,000             -
                         2005                        72,000             -
                         No expiration date               -        57,000
                                              ----------------------------------

                                              $     121,000   $    57,000
                                              ----------------------------------

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

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Stock              Stock Options
     Options and        The Company's 1987 Employee Stock Option Plan authorizes
     Warrants           the  granting  of  incentive   options  to  certain  key
                        employees of the Company and nonqualified stock options to certain key employees, nonemployee directors, or individuals who provide services to the Company. The
                        Plan, as amended, provides for the granting of options for an aggregate of 950,000 shares. The options vest according to a set schedule over a five-year period and expire upon the employee's termination or after ten years from the date of grant.

                        The Company's 1998 Employee Stock Option Plan authorizes the granting of incentive stock options to certain key employees and nonemployees who provide services to the Company. The Plan provides for the granting of options for an aggregate of 2,000,000 shares. The options vest subject to management's discretion.

                        The Company's 1998 Director Stock Plan authorizes an annual compensation of $12,000 to each nonemployee director. The annual compensation may be satisfied by issuing common stock, with the number of shares issued calculated by dividing the unpaid compensation by a daily average of the preceding twenty day closing price of the Company's common stock. The Plan also grants each nonemployee outside director 25,000 options each year at an exercise price of 85% of the fair market value of the common stock at the date the option is granted. The Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant. For certain options issued under this plan, the Company has recorded as deferred compensation the excess of the market value of common stock at the date of grant over the exercise price.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Stock              A schedule of the options and warrants are as follows:
     Options and
     Warrants
     Continued                                          Price Per
                                          Options      Warrants      Share
                                       ---------------------------------------

                        Outstanding at
                         August 31, 1999   1,479,246     242,655  $ .10 to  .45
                           Granted           445,000      75,000    .39 to 3.00
                           Exercised        (596,978)   (181,991)   .10 to  .45
                           Canceled          (45,600)          -    .24 to  .45
                                       ---------------------------------------

                        Outstanding at
                         August 31, 2000   1,281,668     135,664    .10 to 3.00
                           Granted            82,000           -    .75 to 1.11
                           Exercised        (105,765)          -            .10
                                       ---------------------------------------

                        Outstanding at
                         August 31, 2001   1,257,903     135,664  $ .10 to 3.00
                                       ---------------------------------------

                        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:

                                                             Years Ended
                                                              August 31,
                                                  ------------------------------
                                                       2001           2000
                                                  ------------------------------

                        Net loss - as reported    $ (214,360)  $    (889,000)
                        Net loss - pro forma      $ (386,993)  $    (976,000)
                        Loss per common share -
                           as reported            $     (.01)  $        (.05)
                        oss per common share -
                           pro forma              $     (.02)  $        (.06)
                                                  ------------------------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Stock              The fair value of each option  grant is estimated in the
     Options and        date of grant  using the  Black-Scholes  option  pricing
     Warrants           model with the following assumptions:
     Continued
                                                         August 31,
                                            -----------------------------------
                                                   2000             1999
                                            -----------------------------------

Expected dividend yield                     $               -    $            -
Expected stock price volatility                           148%             202%
Risk-free interest rate                                   5.6%             5.5%
Expected life of options                               5 years          5 years
                                            -----------------------------------

                        The weighted average fair value of options and warrants granted during 2001 and 2000 are $1.43 and $.68, respectively.

                        The following table summarizes information about stock options and warrants outstanding at August 31, 2001:

                                                        Options and Warrants
                 Options and Warrants Outstanding            Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining    Weighted                   Weighted
   Range of                 Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number       Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$ .10 -  .24    538,367       4.00      $      .14      478,367          .12
  .37 - 1.11    730,200       8.19             .45      225,400          .47
 1.76 - 3.00    125,000       5.83            2.50           -            -
--------------------------------------------------------------------------------

$  10 - 3.00  1,393,567       6.35      $      .51      703,767    $     .24
--------------------------------------------------------------------------------

8.   Foreign            During the years  ended  August 31,  2001 and 2000,  the
     Customer           Company had sales to a European  entity  controlled by a
     and Major          significant  stockholder  and  member  of the  Board  of
     Customer           Directors of the Company of approximately $1,334,000 and
                        $884,000, respectively.

9.   Related Party      During the years  ended  August 31,  2001 and 2000,  the
     Transactions       Company had sales to a company  controlled by a director
                        and significant stockholder of approximately  $1,334,000
                        and $884,000, respectively.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Related Party      During the year  ended  August  31,  2001 and 2000,  the
     Transactions       Company  had sales to an  unconsolidated  subsidiary  of
     Continued          approximately $332,000 and $75,000, respectively.

                        At August 31, 2001 and 2000, accrued expenses includes approximately $212,000 and $212,000, respectively, due to an entity controlled by a significant stockholder and member of the Board of Directors. These amounts represent deposits to purchase product from the Company and will be recognized as revenue when all performance and delivery obligations have been met.

                        At August 31, 2001 and 2000 accounts receivable includes approximately $592,000 and $179,000, respectively due from an entity controlled by a significant stockholder and member of the Board of Directors. Accounts receivable also include $61,000 and $0 due from an unconsolidated subsidiary at August 31, 2001 and 2000, respectively.


10.  Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information
                                                          Years Ended
                                                           August 31,
                                             -----------------------------------
                                                    2001         2000
                                             -----------------------------------

                        Interest expense       $        -      $      654
                                             -----------------------------------

                        Income taxes           $        -      $        -
                                             -----------------------------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Significant        Summarized  financial  information  for the  significant
     Unconsolidated     unconsolidated  affiliate of the  Company,  at September
     Affiliate          30, 2001 and 2000 (the affiliate's fiscal year runs from
                        October 1, through September 30) are as follows:

                                                             September 30,
                                                  ------------------------------
                                                       2001             2000
                                                  ------------------------------
                        Result for year:
                         Gross revenues            $    150,190   $           -
                         Gross profit                   101,426   $           -
                         Net loss                  $ (2,391,685)  $  (1,389,353)

                        Year-end financial
                         position:
                          Current assets           $  2,369,682   $   4,371,813
                          Non-current assets       $  2,633,600   $   2,702,345
                          Current liabilities      $    488,976   $     168,167
                          Non-current liabilities  $          -   $           -

12.  Commitments        The  Company  has  an  employment   agreement  with  the
     and                President of the Company.  The  agreement  provides that
     Contingencies      the  President's  salary will be based upon a reasonable
                        mutual   agreement.   Additionally,   in  the   case  of
                        nonvoluntary  termination,  the  acting  president  will
                        receive  severance  pay for a six  month  period,  which
                        includes   an   extension   of  all   employee   rights,
                        privileges,  and benefits,  including medical insurance.
                        The six month severance pay would be the salary at the highest rate paid to the president prior to such a nonvoluntary termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and bonuses.

                        The Company has an exclusive worldwide license for a unique temperature probe. The license has no determinable life. The Company pays royalties based upon its sales of this probe. Royalties accrued as of August 31, 2001 and 2000, are approximately $9,000 and $29,000, respectively. Royalty expense amounted to approximately $9,000 and $7,000 for the years ended August 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Fair Value of      None of the Company's financial instruments are held for
     Financial          trading  purposes.  The Company  estimates that the fair
     Instruments        value of all  financial  instruments  at August 31, 2001
                        and 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

14.  Recent             The Company has adopted  Staff  Accounting  Bulletin No.
     Accounting         101  (SAB  101"),   Revenue   Recognition  in  Financial
     Pronounce-         Statements,  which provides guidance on the recognition,
     ments              presentation,  and  disclosure  of revenue in  financial
                        statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of this standard in fiscal 2001 did not result in any changes to the Company's financial statements.

                        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141)and No. 142 "Goodwill and Other Intangibles" (SFAS No. 142). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is currently assessing the impact of these statements.

--------------------------------------------------------------------------------
                                                                            F-18