Form 10QSB
period 2001-11-30
BSD MEDICAL CORP
filed 2002-01-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 2001

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


          DELAWARE                                       75-1590407
     -----------------------                ------------------------------------
     (State of Incorporation)               (IRS Employer Identification Number)

           2188 West 2200 South
           Salt Lake City, Utah                                    84119
    --------------------------------------                      -------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                               Outstanding as of  November 30, 2001
 -----------------------------              ------------------------------------
  Common stock, $.01 Par Value                          17,630,136



Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)
                              Assets                                            November 30,
                              ------
                                                                                    2001
                                                                             -------------------

Current assets:
    Cash and cash equivalents                                               $          467,294
    Current portion of restricted certificate of deposit                                16,687
    Receivables                                                                        254,531
    Related party receivables                                                          450,604
    Inventories                                                                        741,174
    Prepaid Expenses                                                                    14,578
    Deposits                                                                             7,968
                                                                             -------------------
           Total current assets                                                      1,952,836
                                                                             -------------------

Long-term portion of certificate of deposit                                             56,917
Property and equipment, net                                                            143,184
Patents, net                                                                            22,221
                                                                             -------------------
                                                                            $        2,175,158
                                                                             -------------------

               Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $           94,908
    Accrued expenses                                                                   905,873
    Current portion of deferred revenue                                                 66,292
    Current portion on deferred gain on sale - leaseback                                61,337
                                                                             -------------------

           Total current liabilities                                                 1,128,410
                                                                             -------------------

Long term liabilities
    Deferred revenue                                                                   126,301
                                                                             -------------------

           Total liabilities                                                $        1,254,711
                                                                             -------------------

Stockholders' equity:
    Common stock, $.01 par value; authorized 20,000,000 shares;
      issued and outstanding 17,630,136, shares                                        176,302
    Additional paid-in capital                                                      20,834,737
    Deferred compensation                                                              (26,274)
    Accumulated deficit                                                            (20,064,084)
    Common stock in treasury 13,412 shares, at cost                                       (234)
                                                                             -------------------

           Net stockholders' equity                                                    920,447
                                                                             -------------------

                                                                            $        2,175,158
                                                                             ===================

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                      Three Months
                                                                         Ended:
                                                             -------------------------------
                                                                November       November 30,
                                                                30, 2001           2000
                                                             --------------   --------------

Product sales                                               $     268,368    $       5,079
Sales to related parties                                          205,604           46,205
Grant and license revenue                                               -           28,110
                                                             --------------   --------------

           Total revenues                                         473,972           79,394
                                                             --------------   --------------
Costs and expenses:
    Cost of product sales                                          65,738           34,267
    Cost of sales to related parties                              149,125                -
    Research and development                                      153,588          153,264
    Selling, general, and administrative                          245,767          275,733
                                                             --------------   --------------

           Total costs and expenses                               614,218          463,264
                                                             --------------   --------------

           Operating loss                                        (140,246)        (383,870)

Other income (expense):
    Interest income                                                 1,629            9,016
    Interest expense                                                    -                -
                                                             --------------   --------------

           Total other income                                       1,629            9,016
                                                             --------------   --------------
     Income tax benefit                                                 -                -
                                                             --------------   --------------
           Net loss                                         $    (138,617)   $    (374,854)

Net loss per common and common equivalent
Basic and diluted                                           $       (.01)    $       (.02)
                                                             --------------   --------------

Weighted average number of shares outstanding                  17,625,800       17,489,000
     Primary
                                                             --------------   --------------
     Diluted                                                                             -
                                                             --------------   --------------


See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                  Three months ended November 30, 2001 and 2000


Increase (Decrease) in Cash and Cash Equivalents                                   Nov. 30,              Nov. 30,
------------------------------------------------                                     2001                   2000
                                                                                 --------------------------------
Cash flows from operating activities:
    Net loss                                                                    $   (138,617)    $   (374,854)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                  11,631            7,183
       Deferred gain on sale of building                                             (15,354)         (15,354)
       Stock compensation expense                                                     12,000           12,001
       Deferred compensation                                                           8,637            3,800
       (Increase) decrease in:
           Restricted certificate of deposit                                          15,313         (100,000)
           Receivables                                                                31,566          154,560
           Inventories                                                               (13,539)        (160,645)
           Prepaid expenses and deposits                                              12,558           17,927
       Increase (decrease) in:
           Accounts payable                                                          (18,834)         (16,464)
           Accrued expenses                                                          183,379          160,009
           Deferred Income                                                           (19,558)         184,632
                                                                                 ------------------------------
              Net cash by provided by operating activities                            69,182         (127,205)
                                                                                 ------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                (2,344)         (24,649)
    Purchase of patent license                                                       (10,000)               -
                                                                                 ------------------------------
              Net cash used in investing activities                                  (12,344)         (24,649)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                             2,426                -
                                                                                 ------------------------------
              Net cash provided by financing activities                                2,426                -
                                                                                 ------------------------------
Decrease in cash and cash equivalents                                           $      59,264         (151,854)
Cash and cash equivalents, beginning of period                                        408,030          731,494
                                                                                 --------------- --------------
Cash and cash equivalents, end of period                                        $     467,294    $     579,640
                                                                                 ==============================

Supplemental Disclosure of Cash Flow Information


The Company paid no cash for interest or taxes during the period ended November 30, 2001 and 2000.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of November 30, 2001 and the Condensed Statements of Operations and the Condensed Statements of Cash Flow for the three months ended November 30, 2001, and November 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of November 30, 2001, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended November 30, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net Loss Per Common Share

         Net income (loss) per common share for the quarters ended November 30, 2001, and November 30, 2000, are based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3.    Related Party Transactions

         During the periods ended November 30, 2001 and 2000 the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder of approximately $205,604 and $46,205, respectively.

         At November 30, 2001, accrued expenses includes approximately $488,000 consisting of deposits on orders placed by an unconsolidated affiliate and an entity controlled by a significant stockholder.

         At November 30, 2001, accounts receivable includes approximately $450,604 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

         Total assets increased from $2,161,079 at August 31, 2001, to $2,175,158 at November 30, 2001, an increase of $14,079, or .65%. Receivables decreased by $31,566, a decrease of 4.28%, due to normal periodic business fluctuations while total inventories increased by $13,539, an increase of 1.86% to purchase materials for future shipments. The current cash position, accounts receivables and funds from operations were sufficient to meet the Company's operating cash requirement.

         Total current liabilities increased by $159,538 an increase of 16.5%. The increase was primarily due to increases in customer deposits on orders, and accrued expenses.

     Fluctuations in Operating Results
     ---------------------------------

         The Company's sales and operating results historically have varied (and will be likely to continue to vary) on a quarter-to-quarter and a year to year basis due to cyclical needs for research equipment as the sales are as yet principally limited to research centers involved in clinical trials with the BSD-2000, the relatively large per unit sales prices of the Company's products; the typical fluctuations in the mix of orders for different systems and system configurations; and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.


Results of Operations:
----------------------

Three Months ended November 30, 2001

         Sales increased from $79,394 in the three months ended November 30, 2000, to $473,972 in the three months ended November 30, 2001, an increase of $394,578 or 497.00%, primarily due to increased domestic sales, including increased sales to the Company's unconsolidated subsidiary. Selling, General and Administrative Expenses decreased from $275,733 in the three months ended November 30, 2000, to $245,767 in the three months ended November 30, 2001 a decrease of $29,966 or 12.19%, due to changes in the cycle of promotional expenses. Total Costs and Expenses increased by $150,954, an increase of 32.58%, primarily due to increased cost of goods sold as a result of increased manufacturing costs. The Net Loss for the three months ending November 30, 2001, was $138,617, as compared with a Net Loss of $374,854 for the three months ending November 30, 2000.

         Research and Development Expenses were $153,588 for the three months ended November 30, 2001, as compared to $153,264 in the three months ended November 30, 2000.

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

         This form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, the Company's financial position, business strategy, projected costs and plans, and objectives of management for future operations, are forward-looking statements. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

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


                                       BSD MEDICAL CORPORATION



Date:   January 14, 2002                   /s/ Hyrum A. Mead
     ---------------------------       ----------------------------------
                                           President