Form 10QSB
period 2002-02-28
BSD MEDICAL CORP
filed 2002-04-16
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Six Months Ended February 28, 2002

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


           DELAWARE                                     75-1590407
           --------                                     ----------
    (State of Incorporation)               (IRS Employer Identification Number)


       2188 West 2200 South
       Salt Lake City, Utah                                84119
       --------------------                                -----
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                   Outstanding as of April 15, 2002
        -----                                   --------------------------------
  Common stock, $.01 Par Value                              17,729,171



Transitional Small Business Disclosure Format (Check one):       Yes [] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION

                             Condensed Balance Sheet
                                   (Unaudited)

                              Assets                                            February 28,
                              ------                                                2002
                                                                             -------------------
Current assets:
    Cash and cash equivalents                                               $          492,720
    Receivables, net                                                                    87,567
    Related party receivables                                                          465,643
    Inventories                                                                        822,425
    Prepaid Expenses                                                                     9,719
    Deposits                                                                            13,113
                                                                             -------------------
           Total current assets                                                      1,891,187
                                                                             -------------------

Property and equipment, net                                                            137,557
Patents, net                                                                            29,703
                                                                             -------------------
                                                                            $        2,058,447
                                                                             -------------------

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                                        $           59,353
    Accrued expenses                                                                   981,899
    Current portion of deferred revenue                                                 67,320
    Current portion on deferred gain on sale - leaseback                                45,983
                                                                             -------------------

           Total current liabilities                                                 1,154,555
                                                                             -------------------

Long term liabilities
    Deferred revenue                                                                   133,479
                                                                             -------------------

           Total liabilities                                                $        1,288,034
                                                                             -------------------

Stockholders' equity:
    Common stock, $.01 par value; authorized 20,000,000 shares;
      issued and outstanding 17,722,136, shares                                        177,222
    Additional paid-in capital                                                      20,864,617
    Deferred compensation                                                              (26,274)
    Accumulated deficit                                                            (20,244,918)
    Common stock in treasury 13,412 shares, at cost                                       (234)
                                                                             -------------------

           Net stockholders' equity                                                    770,413
                                                                             -------------------

                                                                            $        2,058,447
                                                                             ===================

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)
              Periods ended February 28 2002 and February 28, 2001



                                                                       Three Months                        Six Months
                                                                          Ended:                             Ended:
                                                             ---------------------------------  ---------------------------------
                                                             February 28      February 28       February 28      February 28
                                                                  2002              2001             2002              2001
                                                             ---------------  ----------------  ---------------  ----------------

Sales                                                       $      26,147           71,571     $     294,515    $      76,651
Related party sales                                               380,215           14,018           585,819           60,223
Grant and license revenue                                               -                -                 -           28,110
                                                             ---------------  ---------------- ---------------  ----------------

           Total revenues                                         406,362           85,589           880,334          164,983
                                                             ---------------  ----------------  ---------------  ----------------

Costs and expenses:
    Cost of product sales                                          21,133           53,261            78,877           51,830
    Cost of related party sales                                   173,029                -           330,147           35,698
    Research and development                                      143,493          152,623           294,681          305,887
    Selling, general, and administrative                          250,260          201,866           498,427          477,600
                                                             ---------------  ----------------  ---------------  ----------------

           Total costs and expenses                               587,915          407,750         1,202,132          871,015
                                                             ---------------  ----------------  ---------------  ----------------


           Operating income (loss)                               (181,553)        (322,161)         (321,798)        (706,032)

Other income
    Interest income                                                   718            5,753             2,347           14,770
                                                             ---------------  ----------------  ---------------  ----------------

           Total other income                                         718            5,753             2,347           14,770
                                                             ---------------- ----------------  ----------------  ---------------

           Net loss                                         $    (180,835)        (316,408)    $    (319,451)   $    (691,262)
                                                             ===============  ================  ===============  ================

Net loss per common and common equivalent share,
   basic and diluted                                        $        (.01)            (.02)   $        (.02)             (.04)
                                                             ---------------  ----------------  ---------------  ----------------

                                                               17,711,000       17,490,000       17,652,000        17,490,000
Weighted average number of shares outstanding,
    basic and diluted
                                                                        -                                                   -




See accompanying notes to financial statements.




                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
           Three months ended February 28 2002, and February 29, 2001

Increase (Decrease) in Cash and Cash Equivalents                               Feb. 28,          Feb. 28,
------------------------------------------------                                 2002              2001
                                                                            ---------------------------------

Cash flows from operating activities:
    Net loss                                                               $   (319,451)    $    (691,262)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                             23,816            16,393
       Provision for allowance of doubtful accounts                              42,403                 -
       Deferred gain on sale of building                                        (30,708)          (30,708)
       Issuance of common stock to directors                                     12,000            12,001
       Deferred compensation                                                      8,637             3,800
       (Increase) decrease in:
           Restricted certificate of deposit                                     15,313
           Receivables                                                          199,692           121,813
           Inventories                                                          (94,790)         (264,101)
           Prepaid expenses and deposits                                         12,272            28,814
       Increase (decrease) in:
           Accounts payable                                                     (54,389)            7,103
           Accrued expenses                                                     274,405           446,857
           Deferred Income                                                      (11,352)          165,831
                                                                            ---------------------------------
              Net cash by used in operating activities                           77,848          (183,459)
                                                                            ---------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                           (8,384)          (99,165)
    Purchase of patent license                                                  (18,000)                -
                                                                            ---------------------------------
              Net cash used in investing activities                             (26,384)          (99,165)
                                                                            ---------------------------------

Cash flows from financing activities:
     Proceedsfrom exercise of stock options                                      33,226               170
                                                                            ---------------------------------
              Net cash provided in financing activities                          33,226               170

Decrease in cash and cash equivalents                                             84,690          (282,454)
Cash and cash equivalents, beginning of period                                   408,030           731,494
                                                                            ---------------------------------
Cash and cash equivalents, end of period                                   $     492,720    $      449,040
                                                                            =================================


Supplemental Disclosure of Cash Flow Information
o        The Company paid no money for interest and taxes during the period ending February 28 2002 and 2001
o        During the six months ended February 28, 2002, the Company exchanged its restricted CD to a bank for accounts receivable held by the bank of $73,604

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of February 28, 2002; the Condensed Statements of Operations for the three and six months ended February 28, 2002 and February 28, 2001; the Condensed Statements of Cash Flow for the six months ended February 28, 2002 and February 28, 2001, have been prepared by the Company without an audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 28, 2002 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 28, 2002, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net Loss Per Common Share

         Net loss per common share for the quarters ended February 28, 2002 and February 28, 2001 are based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3.    Related Party Transactions

         During the periods ended February 28, 2002 and 2001 the Company had sales to an unconsolidated affiliate of approximately $585,819 and $60,223 respectively.

         At February 28, 2002, deposits payable included in accrued expenses include approximately $575,560 consisting of deposits on orders placed by an unconsolidated affiliate and an entity controlled by a significant stockholder.

         At February 28, 2002, accounts receivable includes approximately $380,215 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

         Cash flow from operations was primarily due to decreases in accounts receivable which provided $199,692 of cash flow and increases in deposits payable (included in accrued expenses) for future orders which provided cash flow of $328,522. The primary use of cash for operations related to an increase in inventory of $94,790 and a decrease in accounts payable of $54,389 and a decrease in other accrued expenses of $54,142. The current cash position, accounts receivables and funds from operations were sufficient to meet the Company's current operating cash requirement for the period.

     Fluctuations in Operating Results
     ---------------------------------

         The Company's sales and operating results historically have varied (and will be likely to continue to vary) on a quarter-to-quarter and a year to year basis due to cyclical needs for research equipment as the sales are as yet principally limited to research centers involved in clinical trials with the BSD-2000, the relatively large per unit sales prices of the Company's products, and the typical fluctuations in the mix of orders for different systems and system configurations. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

Results of Operations:

Six Months ended February 28, 2002

         Product sales for the six months ended February 28, 2002 increased by $715,351 or 434% as compared to the six months ended February 28,2001. Sales to Thermatrx, an unconsolidated subsidiary, accounted for approximately 67% of the increase. Grant and License revenue consisting of fees paid to the Company for the use of certain patents based on reported sales of the Licensee, decreased from $28,110 to $0. Selling, General and Administrative Expenses were $498,427 for the six months ended February 28, 2002 an increase of $20,827 or 4.36%, as compared to $477,600 for the six months ended February 28,2001. The increase is primarily due to a write-off of receivables of $42,403 due to a write off of a bad debt. Total Costs and Expenses increased by $331,117, an increase of 38%, primarily due to increased cost of product sales as a result of higher sales volume to the Company's unconsolidated subsidiary. Thermatrx, Inc., the unconsolidated subsidiary, received FDA Approval to begin marketing its products in July of 2001. This accounted for the increased production demand on the Company as a supplier, as Thermatrx's customers have grown sharply. The Net Loss for the six months ending February 28, 2002 was $319,451, as compared with a Net Loss of $691,262 for the six months ending February 28, 2001.

         Research and Development Expenses decreased to $294,681 in the six months ended February 28, 2002 as compared to $305,887 for the six months ended February 28,2001. Research and Development efforts have been focused on four new products being developed for cancer treatment, on further advances in MRI interface and on research of applicators relating to the treatment of breast cancer.

     Three Months ended February 28, 2002

         Product sales for the three months ended February 28, 2002 increased by $320,773 or 374.78% as compared to the three months ended February 28, 2001. Sales to Thermatrx accounted for an increase of approximately $366,000 or 114%. Selling, General and Administrative Expenses increased from $201,866 in the three months ended February 28, 2001, to $250,260 in the three months ended February 28, 2002, an increase of $48,394 or 24%. Total Costs and Expenses increased by $180,165, an increase of 44%, primarily due to increased cost of goods sold as a result of higher sales. The Net Loss for the three months ending February 28, 2002 was $180,835, as compared with a Net Loss of $322,161 for the three months ending February 28, 2001.

         Research and Development Expenses were $143,493 for the three months ended February 28, 2002, as compared to $152,623 in the three months ended February 28, 2001.

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


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The following actions affect the Company's ownership in TherMatrx, Inc., an unconsolidated affiliate:

         The number of shares of TherMatrx common and preferred stock outstanding has been increased by a factor of 50 via a stock split. The total number of common shares of TherMatrx, Inc. owned by the Company has therefore increased to 2,700,000.

         TherMatrx, Inc. raised approximately $2.1 million in equity capital through a Right Offering at $4.00 per share in which the Company declined to participate. The Company's percentage ownership in TherMatrx, Inc. has therefore decreased from approximately 34% to approximately 32%. The Company's investment in TherMatrx shares are shown at $0 due to prior losses in TherMatrx from start up costs in excess of the Company's cost basis.

Item 6.       Exhibits and reports on Form 8-K

         (a) Exhibits

                None.


         b) Reports on form 8-K - During the quarter, the Company filed no reports on Form 8-K.


SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BSD MEDICAL CORPORATION



Date:  April 15, 2002                                /s/ Hyrum A. Mead
       --------------                                ------------------------
                                                         President