Form 10QSB
period 2002-05-31
BSD MEDICAL CORP
filed 2002-07-11
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2002

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


             DELAWARE                                  75-1590407
      ------------------------              ------------------------------------
      (State of Incorporation)              (IRS Employer Identification Number)


          2188 West 2200 South
          Salt Lake City, Utah                             84119
 ----------------------------------------                ---------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                   Outstanding as of May 31, 2002
  -----------------------------                  ------------------------------
  Common stock, $.001 Par Value                           17,756,328



Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)
                             Condensed Balance Sheet
                                   (Unaudited)

                              Assets                                               May 31
                              ------                                                2002
                                                                             -------------------
Current assets:
    Cash and cash equivalents                                               $          534,550
    Receivables, net                                                                    78,427
    Related party receivables                                                          473,360
    Inventories                                                                        821,149
    Prepaid Expenses                                                                    13,913
    Deposits                                                                            17,617
                                                                             -------------------
           Total current assets                                                      1,939,016
                                                                             -------------------

Property and equipment, net                                                            136,584
Patents, net                                                                            29,233
                                                                             -------------------
                                                                            $        2,104,833
                                                                             -------------------

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                                        $          165,051
    Accrued expenses                                                                   909,819
    Current portion of deferred revenue                                                 63,552
    Current portion on deferred gain on sale - leaseback                                30,629
                                                                             -------------------

           Total current liabilities                                                 1,169,051
                                                                             -------------------
Long term liabilities
    Deferred revenue                                                                   117,457
                                                                             -------------------

           Total liabilities                                                $        1,286,508
                                                                             -------------------

Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000 authorized,
        no shares issued and outstanding                                                     -
    Common stock, $.001 par value; authorized 40,000,000 issued and
      outstanding 17,756,328, shares                                                    17,757
    Additional paid-in capital                                                      21,037,457
    Deferred compensation                                                              (26,274)
    Accumulated deficit                                                            (20,210,381)
    Common stock in treasury 13,412 shares, at cost                                       (234)
                                                                             -------------------

           Net stockholders' equity                                                    818,325
                                                                             -------------------

                                                                            $        2,104,833
                                                                             ===================

May 31, 2002 10-QSB                                                                     Page -2-

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)
                   Periods ended May 31, 2002 and May 31, 2001


                                                                      Three Months                       Nine Months
                                                                         Ended:                            Ended:
                                                             -------------------------------    ------------------------------
                                                                May 31,          May 31,           May 31,         May 31,
                                                                  2002             2001              2002            2001
                                                             --------------   --------------    --------------   -------------

Sales                                                       $     105,348          405,622     $     399,863          482,272
Grant and license revenue                                               -                -                 -           28,110
Related party revenue                                             714,522          652,406         1,300,341          712,629
                                                              --------------   --------------    --------------   -------------

           Total revenues                                         819,870        1,058,028         1,700,204        1,223,011
                                                             --------------   --------------    --------------   -------------

Costs and expenses:
    Cost of product sales                                          51,038          166,690           129,916          218,520
    Related party cost of product sales                           346,458          278,284           676,605          313,982
    Research and development                                      158,597          146,285           455,678          452,172
    Selling, general, and administrative                          230,523          202,883           726,549          680,483
                                                             --------------   --------------    --------------   -------------

           Total costs and expenses                               786,616          794,142         1,988,748        1,665,157
                                                             --------------   --------------    --------------   -------------

           Operating income (loss)                                 33,254          263,886          (288,544)        (442,146)

Other income (expense):
    Interest income                                                 1,283            3,235             3,630           18,005
                                                             --------------   --------------    --------------   -------------

           Total other income  (expense)                            1,283            3,235             3,630           18,005
                                                             --------------   --------------    --------------   -------------

           Net income (loss)                                $      34,537          267,121     $    (284,914)        (424,141)
                                                             ==============   ==============    ==============   =============

Net loss per common and common equivalent share,
   basic and diluted                                        $         .00              .01     $       (.02)           (.02)
                                                             --------------   --------------    --------------   -------------
Weighted average number of shares outstanding:
                                                             --------------   --------------    --------------   -------------
Basic                                                          17,757,000       17,596,000        17,680,000       17,525,000

Diluted                                                        19,858,000       18,283,000        17,680,000       17,525,000
                                                             ==============   ==============    ==============   =============


May 31, 2002 10-QSB                                                                                                  Page -3-

See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                Nine Months ended May 31, 2002, and May 31, 2001

                                                                                    May 31,          May 31,
                                                                                      2002             2001
                                                                                 --------------   --------------

Cash flows from operating activities:
    Net loss                                                                    $   (284,914)        (424,141)
    Adjustments to reconcile net loss to net cash provided by (used
      in)  operating activities:
       Provision for allowance for doubtful account                                   42,403                -
       Depreciation and amortization                                                  36,171           27,586
       Deferred compensation                                                           8,637            3,800
       Issuance of stock to Directors                                                 24,000           24,001
       Deferred gain on sale of asset                                                (46,062)         (46,062)
       (Increase) decrease in:
              Restricted certificate of deposit                                       15,313                -
           Receivables                                                               201,116         (344,155)
           Inventories                                                               (93,514)         (46,325)
           Prepaid expenses and deposits                                               3,573           31,216
       Increase (decrease) in:
           Accounts payable                                                           51,309           38,898
           Accrued expenses                                                          202,325          508,844
           Deferred income                                                           (31,142)          10,712
                                                                                 --------------   --------------
              Cash flows provided by operating activities                            129,215         (215,626)
                                                                                 --------------   --------------

Cash flows from investing activities:
    Purchase of property and equipment                                               (19,296)         (99,165)
    Purchase of patent license                                                       (18,000)               -
                                                                                 --------------   --------------
              Net cash used in investing activities                                  (37,296)         (99,165)
                                                                                 --------------   --------------

Cash flows provided by financing activities:
    Proceeds from issuance of common stock                                            34,601            6,376
                                                                                 --------------   --------------
Increase (decrease)  in cash and cash equivalents                               $     126,520         (308,415)
Cash and cash equivalents, beginning of period                                        408,030          731,494
                                                                                 --------------   --------------
Cash and cash equivalents, end of period                                        $     534,550          423,079
                                                                                 ==============   ==============

May 31, 2002 10-QSB                                                                                     Page -4-

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements


Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of May 31, 2002; the Condensed Statements of Operations for the three and nine months ended May 31, 2002 and May 31, 2001; and the Condensed Statements of Cash Flow for the nine months ended May 31, 2002 and May 31, 2001, have been prepared by the Company without an audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 2002 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine month periods ended May 31, 2002 are not necessarily indicative of the results to be expected for the full year.


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

Note 3.    Related Party Transactions

         During the nine months ended May 31, 2002 and 2001 the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder of approximately $1,300,341 and $712,629 respectively.

         At May 31, 2002,  deposits payable included in accrued expenses include
approximately   $543,578   consisting   of  deposits  on  orders  placed  by  an
unconsolidated affiliate and an entity controlled by a significant stockholder.

         At May 31, 2002, accounts receivable includes approximately $473,360 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.

Note 4. Supplemental Cash Flow Information

         During the nine months ended May 31, 2002, the Company exchanged its restricted CD to a bank for accounts receivable of $73,604. The receivable exchanged was allowed for by $57,403 which was off-set by $15,000 of accrued commission payable related to the receivable.

Note 5. Investment in Joint Venture

         The Company has an ownership interest in TherMatrx, Inc. in excess of 30%. This investment is accounted for on the equity method of accounting. Because the Company's percent share of accumulated losses in TherMatrx has exceeded its original investment, no asset is recorded on the balance sheet. The Company has included in accrued liabilities $136,467 of potential obligations to

May 31, 2002 10-QSB                                                     Page -5-

TherMatrx which it incurred in a prior year. No further obligations have been recorded as the Company has not guaranteed or otherwise committed to provide further financial support.

Note 6.  Significant Agreements

         The Company has announced an agreement with Nucletron B.V. in which Nucletron has become the exclusive sales agent for the Company's new generation interstitial hyperthermia systems, except in China and certain German speaking companies. Nucletron B.V. intends to sell the Company's interstitial hyperthermia systems for use as a combined therapy with its own systems. The primary business of Nucletron B.V. is implantation of radioactive seeds in cancerous tumors.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

         Cash flow from operations was primarily due to collections in accounts receivable which provided $201,116 of cash flow and increases in deposits payable (included in accrued expenses) for future orders which provided cash flow of $226,620. The primary use of cash for operations related to an increase in inventory of $93,514. The current cash position, accounts receivables and funds from operations were sufficient to meet the Company's current operating cash requirement for the period.

              Fluctuations in Operating Results
              ---------------------------------

         The Company's sales and operating results historically have varied (and will likely continue to vary) on a quarter-to-quarter and a year to year basis due to the relatively large per unit sales prices of the Company's products, typical fluctuations in the mix of orders for different systems and system configurations and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.


Results of Operations:
----------------------

Nine Months ended May 31, 2002
Product sales for the nine months ended May 31, 2002 increased by $505,303, or 42.28% as compared to the nine months ended May 31, 2001, primarily due to increased sales to Thermatrx, Inc., an unconsolidated subsidiary. Grant and License revenue consisting of fees paid to the Company for the use of certain patents based on certain reported sales of the Licensee, decreased from $28,110 to $0. Selling, General and Administrative Expenses were $726,549 for the nine months ended May 31, 2002, an increase of $46,066 or 6.76%, as compared to $680,483 for the nine months ended May 31, 2001 due to changes in the cycle of promotional expenses and increases in legal fees and bad debt expense. Total Costs and Expenses increased by $323,591, an increase of 19.43%, primarily due to the aforementioned increase in Selling, General and Administrative expense and an increase in Cost of Product Sales due to higher sales volume. The Net Loss for the nine months ending May 31, 2002 was $284,914, as compared with a Net Loss of $442,143 for the nine months ending May 31, 2001.

May 31, 2002 10-QSB                                                     Page -6-

         Research and Development Expenses increased to $455,678 in the nine months ended May 31, 2002 as compared to $452,172 for the nine months ended May 31, 2001, an increase of $3,506 or .77% to support completion of new products under development.


Three Months ended May 31, 2002
Product Sales for the three months ended May 31, 2002, were $819,870 as compared to $1,058,028 for the three months ended May 31, 2001 a decrease of $238,158 or 22.5%, primarily due to decreased sales to the Company's related party European distributor during that period. Selling, General and Administrative Expenses increased from $202,833 in the three months ended May 31, 2001 to $230,523 in the three months ended May 31, 2002, an increase of $27,640 or 13.62%, due to changes in the cycle of promotional expenses and higher legal fees. Total Costs and Expenses decreased by $7,526, a decrease of .94%, primarily due to lower cost of goods due to the lower sales volume. Net Income for the three months ending May 31, 2002, was $34,537, as compared to a Net Income of $267,121 for the three months ending May 31, 2001.

         Research and Development Expenses increased to $158,597 for the three months ended May 31, 2002, as compared to $146,285 for the three months ended May 31, 2001, an increase of $12,312 or 8.41%




         FORWARD OUTLOOK AND RISKS. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements.

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

May 31, 2002 10-QSB                                                     Page -7-

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


May 31, 2002 10-QSB                                                     Page -8-

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BSD MEDICAL CORPORATION



Date:   July 11, 2002                                /s/ Hyrum A. Mead
        -------------                                ------------------------
                                                     Hyrum A. Mead
                                                     President



May 31, 2002 10-QSB                                                     Page -9-