Form 10KSB
period 2002-08-31
BSD MEDICAL CORP
filed 2002-12-16
CIK 320174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2002

                         Commission file number 0-10783

                             BSD MEDICAL CORPORATION
                 (Name of small business issuer in its charter)

       Delaware                                        75-1590407
(State of incorporation)                   (I.R.S. Employer Identification No.)

       2188 West 200 South
       Salt Lake City, UT                                   84119
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (801) 972-5555

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $2,672,472

The approximate aggregate market value of the issuer's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 1, 2002, was $3,238,095.

As of November 1, 2002, there were 17,756,328 shares of the issuer's common stock, par value $0.001, outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes  [  ]   No  [X]

                                     PART I


                           FORWARD LOOKING STATEMENTS

         Part I of this Annual Report on Form 10-KSB and in particular "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to our business. These forward-looking statements include statements regarding our anticipated financial performance, business prospects, technological developments, new products, research and development efforts, and similar matters including our expectation that related party revenue will continue to be a significant portion of our total revenue and that sales of BSD-500 and BSD-2000 systems will be a greater percentage of total revenue in fiscal 2003 and our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2003. In addition terms such as "expect," "may," "should," "will," "anticipate," "believe," "intend," "estimate," "plan," "continue," "should," "potential," "will," "project," "likely" or similar expressions or the negative of such expressions identify forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that could cause our actual results and achievements to be materially different than those expressed or implied by our forward-looking statements. These risks, uncertainties and other factors include those identified in the section below entitled "Risks Related to our Business" in Part I.

ITEM 1.  BUSINESS

Overview
--------

         BSD Medical Corporation develops, manufactures, markets and services hyperthermia microwave systems used to treat cancer, the second leading cause of death in the United States according to the National Cancer Society. Our treatment systems precisely deliver microwave energy to elevate the temperature of cancerous tumors, directly killing cancerous cells and significantly enhancing the effectiveness of certain other cancer therapies. We also manufacture products and supply services for TherMatrx, Inc., a medical device company. For convenience, the terms "company," "BSD," "we" and "our" refer to BSD Medical Corporation.

         We currently own approximately 30% of TherMatrx, which markets a medical device that we developed for the treatment of benign prostatic hyperplasia, or BPH. BPH results from enlargement of the prostate as men age, and is a major health condition so prevalent that its symptoms affect over half of men by age 60 and 90% of men by age 85, according to data presented in a Mayo Clinic and Mayo Foundation study published in 1995 in the Archives of Internal Medicine. TherMatrx received FDA approval to market its TMx-2000 thermotherapy system for treating BPH in July 2001, and since then it has been aggressively selling and marketing the TMx-2000. In addition to being a significant equity owner of TherMatrx, we provide technical and regulatory support services for TherMatrx on a consulting basis, and manufacture and test some of its products. In fiscal 2002, TherMatrx was our largest customer.

Cancer and Hyperthermia Therapy
-------------------------------

         Despite the massive attention given to cancer prevention and treatment, the American Cancer Society projects that 1,284,900 new cancer cases will be diagnosed and that 555,500 Americans will die from cancer during 2002 (up from 553,400 cancer deaths in 2001). Exceeded only by heart disease, cancer, as a group of diseases, remains the second leading cause of death in the United States. Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread, or mestastasize, to other parts of the body.

         The primary cancer therapies currently used include:

         o Radiation therapy, which is treatment with high-energy rays to kill or shrink cancer cells. The radiation may come from outside of the body (external radiation) or from radioactive materials placed directly in a tumor (internal or implant radiation, sometimes called brachytherapy).

         o Chemotherapy, which is treatment with drugs to destroy cancer cells.

         o Surgery, which is the resection, or removal, of a tumor or other organ of the body.

Because cancer remains a significant cause of death, these three cancer therapies are still grossly inadequate, and an enormous need for better treatment is obvious. Hyperthermia is an emerging cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment making certain of the major existing cancer therapies substantially more effective. Research has also demonstrated that hyperthermia has the potential to become a powerful complement for some of the most promising new cancer therapies under development such as heat-alone thermal therapy, heat activation of gene therapy, immunological therapies utilizing heat shock proteins, liposome targeted delivery of chemotherapy, angiogenesis inhibitor therapy and magnetic resonance guided interventional therapy.

         Cancerous tumors are uncontrolled growths of mutated cells that require more energy to survive than do cells of normal tissue. As cancer cells grow rapidly, they tend to outstrip their blood supply, leaving them oxygen starved, since there is not enough blood to carry sufficient oxygen to these cells. Oxygen starved cancer cells are resistant to radiation therapy because the destructive power of radiation therapy depends heavily on tearing apart the oxygen molecules located in cancer cells. When oxygen molecules are torn apart, they form oxygen radicals that can attack and destroy cancer cell DNA. Blood depletion also makes cancer resistant to chemotherapy, where blood transport is required to deliver the drug. Our hyperthermia therapy systems precisely deliver microwave energy to elevate the temperature of tumors, usually between 40(degree)C and 45(degree)C. The elevated temperatures draw blood to the tumor as the body's natural response to the stimulus of heat. The increased blood supply to the tumor improves delivery of drugs to tumors in chemotherapy. It also delivers more oxygen to the tumor, increasing the effectiveness of radiation therapy. Many clinical trials performed at major research institutions in the United States and Europe, some of which are listed in the section below entitled "Our Products and Services" under "BSD-2000," have shown strong improvements in the results from both radiation therapy and chemotherapy when hyperthermia is added to the treatment.

         While sensitizing tumors for more effective treatment from radiation and/or chemotherapy, hyperthermia also destroys cancer cells directly through damage to the plasma membrane, the cytoskeleton and the cell nucleus, and by disrupting the stability of cellular proteins. Tumors with poor blood supply systems lack the natural cooling capacity provided by efficient blood flow in normal tissues, making them selectively susceptible to the cancer-destructive effects of hyperthermia therapy. While temperatures between 40(degree)C and 45(degree)C are used to kill cancer cells in combination with radiation and chemotherapy, higher temperature treatments, called "thermal therapy" or "thermotherapy," are used when treatment of cancer is accomplished by heat alone.

         Hyperthermia has other therapeutic uses. It can be used to shrink tumors prior to surgery, potentially making resection easier or even possible. Research has shown hyperthermia to be an activator for gene therapies, speeding gene production (heat mediated gene therapy). Hyperthermia may play a key role in the development of new anti-tumor vaccines that are based on the production of heat shock proteins. Research has shown hyperthermia to be an angiogenesis inhibitor, which means it prevents cancer from inducing growth of new blood vessels to expand its blood supply. Hyperthermia could also become a follow-up therapy for other angiogenesis inhibitors, used in the final destruction of cancer cells depleted of blood by angiogenesis inhibitor therapy. Hyperthermia has been shown to improve a patient's quality of life. Even in situations where there is no hope for survival, hyperthermia may provide benefits through alleviation of such effects as bleeding, pain and infection.

         Since 1978, BSD has been heavily involved in developing technological advances to expand the use of hyperthermia therapy for the treatment of cancer. Our efforts have included joint work with many notable cancer research centers in the United States and Europe. In past years funding for our research efforts has been provided by such sources as the National Institutes of Health in the United States and major European government agencies. In recent years, we have focused our efforts in perfecting the technology required to precisely deliver deep, non-invasive hyperthermia therapy for the treatment of pelvic and other deep cancers and to demonstrate effective use of deep hyperthermia through clinical trials. We believe that our BSD-2000 system has emerged from these developments as the world's most advanced system for deep hyperthermia therapy.

         On April 21, 2001, in the opening address of the annual meeting of the North American Hyperthermic Society (sponsored by the Radiologial Society of North America), P. K. Sneed, M.D. of the University of California at San Francisco summarized the results of completed randomized clinical trials in which the effectiveness of radiation therapy combined with hyperthermia therapy were compared with the results of radiation therapy alone in cancer treatment. The summary of the report on these trials was that for melanoma, after two years, local control (local regression or disappearance of the tumor) was 28% for the control group of patients who received radiation therapy alone vs. 46% local control for the patients who received both hyperthermia and radiation therapy. For recurrent breast cancer, the complete response rate (complete disappearance of the tumor) increased from 38% for those receiving radiation therapy alone to 60% for those patients who received both hyperthermia and radiation therapy. For glioblastoma (brain cancer), the two-year survival rate for patients who received radiation therapy alone was 15%, compared to 31% survival rate two years after treatment for those who received both hyperthermia and radiation therapy. For advanced cervical cancer, the complete response rate (disappearance of the tumor) rose from 57% for patients who received radiation treatments alone to 83% for patients receiving both hyperthermia and radiation therapy. The cervical cancer data was based on the condition of patients three years after treatment.

Our Products and Services
-------------------------

         We have developed the technology and products required to approach hyperthermia therapy through three different techniques, which collectively allow cancer to be treated virtually anywhere in the body:

         o Superficial hyperthermia non-invasively treats cancerous tumors located within a few centimeters of the surface of the body, such as melanoma and recurrent breast cancer.

         o Internal or interstitial hyperthermia treats tumors in combination with internal radiation therapy by inserting tiny microwave antennae that deliver hyperthermic microwave energy to tumors through the same catheters used to deliver radioactive materials, or "seeds," to tumors for radiation therapy. This technique can be employed in treating prostate cancer, breast cancer, head and neck cancer and a variety of other cancer sites.

         o Deep hyperthermia non-invasively treats tumors located deep within the body, including many problematic cancer sites located in the pelvis, abdomen and chest areas.

         BSD-500 Systems. Our BSD-500 systems are used to deliver either superficial or interstitial hyperthermia therapy or both. There are six configurations of the BSD-500. The BSD-500i-4 and BSD-500i-8 provide interstitial hyperthermia treatment using four or eight channel generators, respectively. Each channel can control three interstitial applicators. The BSD-500s-4 and BSD-500s-8 provide superficial hyperthermia treatment using four or eight channel generators, respectively. The BSD-500c-4 and BSD-500c-8 provide both superficial and interstitial hyperthermia treatments using four or eight channel generators, respectively. These systems include a touch screen display monitor by which the operator controls the hyperthermia treatment, computer equipment and software that controls the delivery of microwave energy to the tumor, and a generator that creates the needed microwave energy for the treatment. Additionally, the systems include a variety of applicators, depending on each system configuration. Non-invasive superficial applicators are used for superficial hyperthermia treatments. For interstitial hyperthermia treatments, the system may include up to 24 tiny microwave heat-delivering antennae that are inserted into catheters used in the standard practice for internal radiation therapy (called brachytherapy).

         We have an FDA approval (described as a Pre-Market Approval, or PMA, the standard FDA approval required to market Class III medical devices) that is applicable to the marketing of all configurations of the BSD-500 in the United States. We are currently enhancing our BSD-500 systems as compared to prior products that have received FDA approval. When our enhancements are complete, we will need to obtain PMA supplements from the FDA for these enhancements. As an ISO 9001 approved manufacturer, we also self-certify our products for the CE Mark, which is required for export into some European countries, and will take the enhanced BSD-500 through this certification process ourselves. We estimate that the PMA supplements and CE Mark certification will be accomplished without delays or complications, but because of uncertainties inherent in these processes, we cannot estimate with certainty when these product enhancements will be complete, or whether we will obtain the necessary PMA supplements. Our failure to complete our product enhancements or obtain the anticipated FDA supplements would require us to continue to market only unenhanced products, which would adversely affect our business opportunities anticipated by the product enhancements. Our failure to certify our products for the CE Mark would preclude our opportunity to sell the enhanced BSD-500 in certain European countries and such other countries that require CE Mark certification.

         BSD-2000. The BSD-2000 family of products include the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR. These systems non-invasively deliver hyperthermic microwave energy to cancerous tumors, including those located deep within the body. These systems include a computer and software that control the delivery of microwave energy to the tumor, a microwave energy generator, an amplifier that boosts the microwave power, and a special applicator that delivers the microwave energy to the patient lying in a prone position on a specially designed support table. The BSD-2000 systems are able to direct, focus and deliver microwave energy deep within the body by precisely "steering" the energy to the tumor from an array of cylindrical antennae. The basic BSD-2000 has eight microwave antennae enabling this electronic steering within the elliptical cross-section of the patient's body. The BSD-2000/3D has 24 microwave antennae enabling additional electronic steering along the long axis of the body. The 3D steering is particularly useful when implemented with a magnetic resonance system that is capable of non-invasive 3D imaging showing the heated regions, thus permitting the 3D steering to more accurately target the energy to the tumor site.

         The BSD-2000 systems have not yet received Pre-Market Approval (PMA) from the FDA for commercial marketing in the United States, but the BSD-2000 has obtained an Investigational Device Exemption (IDE) for sale in the United States for research purposes. We have also certified the BSD-2000 family for the CE Mark required for export into certain European countries. We are in the extensive process of preparing an FDA submission requesting a PMA for the BSD-2000 based on clinical data we have already obtained. We intend to seek approval for all of the family of BSD-2000 systems under this PMA through the additional filing of either IDE or PMA supplements. While we believe that this data has great merit and is worthy of submission, due to the inherent uncertainties of the FDA approval process there can be no assurance that FDA approval can be obtained through our submissions.

         Development of the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR has required a substantial effort involving the cooperative work of such American research institutions as Duke University, Northwestern University, University of Southern California, Stanford University, University of Utah and University of Washington St. Louis. Contributing European research institutions include Daniel den Hoed Cancer Center of the Academisch Ziekenhuis (Rotterdam, Netherlands), Haukeland University Hospital (Bergen, Norway), Dusseldorf University Medical School, Tubingen University Medical School, Essen University Hospital, Charite Medical School of Humboldt University (Berlin), Luebeck University Medical School, Munich University Medical School Grosshadern, Interne Klinik Argirov of the Munich Comprehensive Cancer Center (all of Germany), University of Verona Medical Center (Italy), Graz University Medical School (Austria) and Kantonsspital Aarau (Switzerland).

         BSD-2000/3D. Through research funded by the National Cancer Institute in the United States and supportive efforts by other domestic and international research institutions, we enhanced the BSD-2000 to create the new BSD-2000/3D. The BSD-2000/3D adds three-dimensional steering of deep focused energy, as opposed to the two-dimensional steering of energy available in the BSD-2000, delivering even more precise heating to the tumor. As part of our international collaborative research efforts, sophisticated treatment planning software for the BSD-2000/3D has also been developed.

         As previously noted, we have not yet submitted to the FDA a Pre-Market Approval application for the BSD-2000/3D. However, we have obtained the CE Mark necessary to export the BSD-2000/3D to certain European countries and other countries requiring CE Mark certification.

         BSD-2000/3D/MR. As a further enhancement of the BSD-2000/3D, we have added to it the option of concurrent magnetic resonance imaging, or MRI, used for monitoring of the delivery of deep hyperthermia therapy. Using sophisticated microwave filtering and imaging software, the BSD-2000/3D/MR allows an MRI system to be interfaced with and operate simultaneously with a BSD-2000/3D. The development of MRI treatment monitoring is a significant breakthrough in the development of hyperthermic oncology primarily because it allows non-invasive "on-line" review of hyperthermic treatment progress.

         The first BSD-2000/3D/MR system was installed and tested at a leading German oncological research institution, the Clinic of Medical Oncology of the Klinikum Grosshadern Medical School of Ludwigs-Maximilians-Universitat
Munchen, in Munich, Germany. The Medical School received funding from the Stiftung Deutsche Krebshilfe e. V. (German Cancer Aid Foundation) for the system order. A second BSD-2000/3D/MR has subsequently been installed at the Department of Radiology of Charite University Medical School of Humboldt University in Berlin, Germany, as part of a collaborative effort with Siemens Medical Systems. The funding for purchase and development of these systems was provided by German government and public foundation funds.

         As is the case for the BSD-2000/3D, we have not yet submitted to the FDA a Pre-Market Approval application for the BSD-2000/3D/MR. We can, however, market the BSD-2000/3D/MR in Europe as we have CE Mark approval for the BSD-2000/3D and only need to ensure that we interface it with an MRI system that also is approved in Europe.

         Other Products and Services. In addition to our hyperthermia therapy systems, we manufacture for, and supply treatment systems and related equipment components to, other medical device companies, as described below.

         TherMatrx, Inc. We manufacture, assemble and test for TherMatrx, Inc. its FDA-approved TMx-2000 thermotherapy system that treats benign prostatic hyperplasia, or BPH, a condition associated with an enlarged prostate that commonly affects men over age 50. We also supply TherMatrx with equipment components used for its TMx-2000 system, including probes, applicators and temperature components. We also have provided regulatory compliance and other consulting services to TherMatrx.

         In November 1997, we entered into an agreement with Oracle Strategic Partners and Charles Manker to form TherMatrx as a jointly-owned private company. In return for an equity interest in TherMatrx, we transferred four patents related to the thermal treatment of BPH to TherMatrx. Currently, we own approximately 30% of TherMatrx's outstanding common stock.

         TherMatrx's TMx-2000 system is a non-surgical, catheter-based therapy that has been shown to provide safe and effective relief from BPH symptoms. The treatment can be performed in a clinic or physician's office. The therapy avoids the side effects and complications of surgery. TherMatrx obtained FDA approval to begin marketing its products in July of 2001 and began aggressively marketing the TMx-2000 shortly after receiving FDA approval

         In manufacturing, assembling and testing the TMx-2000 system and supplying equipment components and providing consulting services to TherMatrx, TherMatrx has become our largest customer. For the year ended August 31, 2002, TherMatrx accounted for $1,781,000, or approximately 66.64%, of our revenue. TherMatrx is under no contractual obligation to obtain from us products or manufacturing, assembling, testing and other services, and is free to obtain such products and services from another source at any time. We cannot assure you that we will continue to provide such services to TherMatrx, and the loss of TherMatrx as a customer could have a material adverse effect on our business.

         Medizin-Technik GmbH. Additionally, we supply equipment components to Medizin-Technik GmbH located in Munich, Germany, which is a significant distributor of our hyperthermia therapy systems in Europe. Medizin-Technik purchases equipment which it installs and components to service our hyperthermia therapy systems that it sells to its customers in Europe. The President and Chief Executive Officer of Medizin-Technik is Dr. Gerhard W. Sennewald, a director and significant stockholder of BSD. Although Medizin-Technik was not a significant customer for us in fiscal 2002, it has been a significant customer in prior years and we anticipate that it will be a significant customer for us in the future. The loss of Medizin-Technik as a distributor and significant customer could have a material adverse effect on our business. The distribution rights of Medizin-Technik have been in place since the early 1980s.

Sales, Marketing and Distribution
---------------------------------

         In the United States, our target market includes clinics, hospitals and institutes in which cancer is treated. In the international market we similarly target cancer treatment centers in clinics, hospitals and institutes.

         On May 1, 2002, we entered into an agreement with Nucletron B.V., based in the Netherlands, under which Nucletron became our exclusive worldwide sales agent, except in Germany, Austria, Switzerland, Italy and China, for the version of our BSD-500i interstitial hyperthermia therapy system that we are currently in the process of enhancing. Nucletron is one of the leading providers of high-dose internal radiation therapy throughout the world. Because our interstitial hyperthermia therapy is typically administered in combination with internal radiation therapy like Nucletron provides, we believe our relationship with Nucletron will be strongly complementary. Nucletron has over 1,500 radiation therapy systems installed in cancer treatment centers throughout the world, and we anticipate Nucletron will primarily target these customers as prospective customers for the enhanced BSD-500i. Nucletron has already commenced marketing our enhanced BSD-500i. However, it will be necessary for us to complete the enhancements to the BSD-500i and obtain the CE Mark certification and the PMA supplements or we will not be able to fulfill orders from Nucletron for most of the world. While we estimate that we will be able to satisfy Nucletron's delivery requirement, if we fail to complete these objectives, we may lose the confidence of Nucletron as a reliable supplier. Our agreement with Nucletron can be terminated by either party upon written notice to the other party within thirty days prior to termination. Three months prior to the renewal date of the agreement (which extends until May 1, 2003), the parties may negotiate the conditions of the extension of the agreement or the conversion of the Agreement in a full distribution agreement. Nucletron has a first right of refusal to obtain exclusive distribution rights to sell our BSD-500i in the same territory in which it now acts as our sales agent if Nucletron performs adequately under our current sales agent agreement.

         For our other products that deliver deep hyperthermia therapy, including the BSD-2000 and related products, we sell our equipment direct in the United States. We make international sales of these products through distributing companies located in various foreign countries. Medizin-Technik, described in the section entitled "Our Products and Services" above, is a significant distributor of our hyperthermia therapy systems in part of Europe.

         Our sales and marketing strategy involves three main components:

         o disseminating information about and marketing our company and our hyperthermia therapy systems to the scientific community, cancer-treating healthcare professionals, cancer patients and the general public;

         o promoting acceptance by the scientific community cancer-treating healthcare professionals of hyperthermia therapy as a viable and effective therapy for treating cancer, either in combination with other therapies or as its own therapy; and

         o working to continuously improve third-party reimbursement medical services performed with our products (see the section entitled "Third-Party Reimbursement" below).

         We disseminate information about our company and our hyperthermia therapy systems by encouraging articles about hyperthermia therapy to be published in scientific journals, periodicals and other publications, and promoting dissemination of BSD information through television, radio and other media outlets. We post information about our products on our web site, www.bsdmc.com, and our materials are also posted on many other sites. We have developed a variety of promotional materials for our products, including product brochures, patient brochures and newsletters. We also participate actively in trade shows and scientific symposia, make public presentations delivered by our scientific staff and by scientists and researchers using our systems, and we actively participate in a variety of medical associations. We are also co-sponsors of the annual international BSD Users' Conference in Europe. We also believe that the anticipated active marketing efforts of Nucletron will improve dissemination of information about us and our products and improve acceptance of our hyperthermia therapy systems, because Nucletron is well-established as an industry leader in internal radiation therapy and has established relationships with many cancer-treating healthcare professionals throughout the world.

Third-Party Reimbursement
-------------------------

         We view obtaining adequate third-party reimbursement arrangements as essential to achieving commercial acceptance of our hyperthermia therapy products. Our products are purchased primarily by clinics, hospitals and other medical institutions that bill various third-party payers, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients using our products. Additionally, managed care organizations and insurance companies directly pay for services provided to their patients. The Center for Medicare and Medicaid Services, or CMS, has established 23 billing codes that allow for third-party reimbursement and can be used for or in combination with the delivery of hyperthermia therapy, depending on the circumstances of the treatment. Appropriate codes apply to billing for superficial and interstitial hyperthermia delivered using our BSD-500 systems when used in combination with radiation therapy or chemotherapy.

Codes also have been established for providing deep hyperthermia therapy. Billing codes are available for both institutions and physicians.

         In November 1995, HCFA, the predecessor agency to CMS, authorized Medicare reimbursement for all investigational therapies and devices for which underlying questions of safety and effectiveness of that device type have been resolved, based on categorization by the FDA. Our BSD-2000 system, which has been given IDE status by the FDA, has been placed in this category by the FDA, and thus may be reimbursed by Medicare.

         CMS has also provided billing codes for thermotherapy/thermal therapy treatment of BPH. These billing codes apply to TherMatrx's TMx-2000 system treatments of BPH.

         Medical reimbursement rates are unpredictable, and we cannot project the extent to which our business may be affected by future legislative and regulatory developments. There can be no assurance that future health care legislation or regulation will not have a material adverse effect on BSD's business, financial condition and results of operations, or that reimbursement, existing or in the future, will be adequate for all customers.

Competition
-----------

         Competition in the medical products industry is intense. We believe that established product lines, FDA approvals, know-how and reputation in the industry are key competitive factors. Currently, only two other companies besides BSD have received FDA approval to manufacture and sell hyperthermia therapy systems within the United States: U.S. Labthermics and Celsion Corporation (AMX: CLN, and formerly known as Cheung Labs). Celsion is principally involved with clinical trials related to thermotherapy, hyperthermia and related fields. Labthermics produces ultrasound based systems which compete with our microwave hyperthermia systems. Several other companies have received IDEs in the United States or other international clearance for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in cancer treatment businesses), and they may have significantly greater resources than we do.

         BSD participates in the BPH market as an investor in TherMatrx. In the BPH market, competitive companies offering products similar to TherMatrx's products include Urologix and Dornier (which both have received Pre-Market Approvals from the FDA for their treatment systems), VidaMed (which has 510(k) clearance from the FDA) and other foreign manufacturers. These competitors have significantly greater resources than TherMatrx and may be better positioned to compete in TherMatrx's market. In addition to thermotherapy equipment made by TherMatrx's competitors, there are other competitive treatments for BPH that are currently being developed, clinically investigated and/or actively marketed.

Product Service
---------------

         We provide a 12-month warranty following installation on all cancer treatment systems and a 90-day limited warranty on individual components. Our employees install and service the hyperthermia systems it sells to domestic customers. In addition, company personnel or consultants perform technical and clinical training. Subsequent to the applicable warranty period, we offer our domestic customers full or limited service contracts.

         Generally, our distributors install and service systems sold to foreign customers and are responsible for managing their own warranty programs for their customers, including labor and travel expenses. We provide warranties for the replacement and/or repair of parts for 12 months for systems sold internationally through distributors and for 90 days for individual components. Spare parts are generally purchased by the distributors and stored at the distributors' maintenance facilities to allow prompt repair. Distributor service personnel are usually trained at customer sites and at our facilities in Salt Lake City, Utah.

Production
----------

         We manufacture and test our systems and products at our facilities in Salt Lake City, Utah. This manufacturing facility is FDA compliant and ISO 9001-1994 certified. Some equipment components we purchase from suppliers are customized to our specifications. Key factors in our manufacturing process are assembly and testing. We purchase component parts and other materials from a variety of suppliers. We do not depend on a single supplier for any item, and believe we can acquire materials and parts from at least two sources on a timely basis.

Product Liability Exposure
--------------------------

         The manufacturing and marketing of medical devices involve an inherent risk of product liability. Because our products are intended to be used in hospitals on patients who may be physiologically unstable and severely ill, we are exposed to potential product liability claims. We presently carry product liability insurance with coverage limits of $1 million. However, we cannot assure you that our product liability insurance will provide adequate coverage against potential claims that might be made against us. No product liability claims are presently pending against us; however, there can be no assurance that product liability claims will not be filed in the future or that such claims will not exceed our coverage limits.

Government Regulation
---------------------

         The medical devices that we have developed and are developing are subject to extensive and rigorous regulation by numerous governmental authorities, principally by the United States Food and Drug Administration, or FDA. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution, and promotion of medical devices in the United States.

         Most of our hyperthermia treatment systems, including the BSD-500 and the BSD-2000 and related products, have required Pre-Market Approval from the FDA instead of the simpler 510(k) approval, and we anticipate that our future systems will similarly require Pre-Market Approval. Pre-Market Approval requires clinical testing to assure safety and effectiveness prior to marketing and distribution of medical devices. We intend to continue to make improvements in and to our existing products and complete the current enhancements to our BSD-500 systems. Significant product changes must be submitted to the FDA under Investigational Device Exemptions (IDEs) or Pre-Market Approval (PMA) supplements. As described in the Section entitled "Our Products and Services" above, we have obtained a PMA for our BSD-500 systems and IDE status for our BSD-2000 system. We have not yet engaged in the process of obtaining FDA approval for our BSD-2000 systems.

         Various foreign countries in which our products are or may be sold, have regulatory requirements that can vary widely from country to country. Sales into the European Union, or EU, require compliance with the Medical Devices Directive, or MDD, and require us to obtain the necessary certifications to have a CE Mark affixed to our products. We have obtained necessary ISO certification of our quality, development, and manufacturing processes, and we have successfully completed the CE Mark testing and Annex II audit. This allows us to certify our own products and to affix the CE Mark label on them. However, we must maintain compliance with all current and future directives and requirements to maintain ISO certification and to continue to affix the CE Mark, and there can be no assurance that we will continue to maintain compliance.

         All medical devices must be manufactured in accordance with regulations specified in the FDA Quality System, or QSR, regulations and in the ISO and other applicable regulations. In complying with these regulations, we must continue to expend time, money and effort in the areas of design control, production, and quality control to ensure full compliance. The FDA's mandatory Medical Device Reporting regulation requires us to provide information to the FDA on death or serious injuries alleged to have been associated with the use of our products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur. In Europe, the MDD vigilance system regulations require that we, through a representative in Europe, provide information to authorities on death or serious injuries alleged to have been associated with the use of our products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur.

         International sales of unapproved medical devices are subject to FDA export requirements, unless these products have been previously approved by one of the countries specified by the FDA. We have obtained export approvals for all countries for which we have delivered products. This includes countries in western Europe and much of eastern Europe and many Asian countries.

         Although we believe we are in material compliance with all applicable manufacturing and marketing regulations of the FDA and other regulatory bodies with respect to our existing products, a determination that we are in material violation of such regulations could lead to the imposition of penalties, including fines, recall orders, product seizures, and criminal sanctions. In addition, current regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

         International sales are subject to the regulatory and safety requirements of the country into which the sale occurs. There can be no assurance that all of the necessary approvals will be granted on a timely basis or at all. Delays in receipt of or failure to receive such approvals could have a material adverse effect on our financial condition and results of operations.

         The Federal Communications Commission, or FCC, regulates the frequencies of microwave and radiofrequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The BSD-500 fixed frequency systems and applicators emit 915 MHz for U.S. and some European installations and 433.92 MHz for some European installations, which is approved by the FCC for medical applications. Accordingly, these systems do not require shielding to prevent interference with communications. Our BSD-2000 deep hyperthermia variable-frequency generators and applicators require electromagnetic shielding. Ultrasound hyperthermia systems can be operated without shielding because the applicators emit acoustic rather than electromagnetic energy.

Patents, Licenses, and Other Rights
-----------------------------------

         Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect significant technology, inventions and product improvements. We currently own nine patents in the United States and three patents outside the United States. Four additional patents were assigned to TherMatrx, for which BSD maintained a license, and one patent license was obtained by us from University of California

San Francisco and another license was obtained by us from the National Institutes of Health. A European patent for the BSD-2000/3D system has been issued. We feel that our patents represent the early pioneering and dominant patents in this field. These patents along with the advanced product development and leadership in the field are key elements for our current and future market position.

         In July 1979, we entered into an exclusive worldwide license for a unique temperature probe called the Bowman Probe. The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licensor. We pay royalties based upon our sales of the Bowman Probe. The license agreement was amended and renewed in August 2000 and is currently in effect.

         On October 21, 1999, we have also acquired from the University of California San Francisco (UCSF) the exclusive patent license (U.S. Patent 4,825,880) for small microwave antennae that can be inserted into cancerous tumors to destroy them from the inside. The innovative microwave antenna design enables the therapeutic heating length to be tailored to match the tumor size. This license requires payment of 2.5% of sales on licensed products sold and payment of patent maintenance fees and other annual payments of $4,000 to maintain the exclusive license. We remain current on these payments.

         BSD also acquired on December 13, 2001 a patent license from the National Institutes of Health (NIH) for the U.S. Patent 5,284,114. This patent is for the combination of magnetic resonance integrated hyperthermia systems, including our BSD-2000/3D/MR system, and is based on a patent obtain by NIH in early research of the concept. The license agreement requires annual payment of $1,000, $4,000 per licensed product sold in the U.S., and $1,000 per licensed product manufactured in the U.S. and sold outside the U.S. There is also to be a single payment of $10,000 upon PMA or 510(k) FDA approval.

         On July 1, 2001, we further acquired the rights to all FDA approvals and the rights to manufacture all cancer products formerly owned by Clini-Therm Corp. These products are related to the hyperthermia therapy delivered by our BSD-500 systems, the exclusive patent obtained from UCSF, and the enhancements we are currently making to such systems involve incorporating some of the Clini-Therm rights we acquired into such systems. This involved only a one-time cash payment with no continuing costs.

         From time to time, we have had and may continue to have discussions with other companies, universities and private individuals concerning the possible granting of licenses covering technology and/or patents. There can be no assurance that such discussions will result in any agreements. In the past, we have granted non-exclusive practice licenses for a few selected patents to three companies. One of these companies is no longer in business.

         There can be no assurance that the patents presently issued to us will be of significant value to us or will be held valid upon judicial review. Successful litigation against these patents by a competitor could have a material adverse effect upon our business, financial condition and results of operations. We believe that we possess significant proprietary know-how in our hardware and software capabilities. However, there can be no assurance that others will not develop, acquire or patent technologies similar to ours or that secrecy will not be breached.

Research and Development
------------------------

         During the fiscal years ended August 31, 2002, and August 31, 2001, we expended $603,137 and $590,433 respectively for research and development, representing 22.56% and 26.54% of total revenues. Research and Development expenditures increased in 2002 due to costs associated with the development of the BSD-2000/3D/MR system, the continued enhancements of our BSD-500 systems and the development of new products not yet announced. Technological changes play an important part in the advancement of our industry. We intend to continue to devote substantial sums to research and development. Research and development efforts inherently involve risks and uncertainties that could aversely affect our projections, outlook and operating results.

Company History
---------------

         BSD was originally incorporated under the laws of the State of Utah on March 17, 1978. In July 1986, BSD was reincorporated in Delaware.

Employees
---------

         As of November 1, 2002, BSD had 28 employees; 23 of them were full time employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. We depend upon a limited number of key management, manufacturing, and technical personnel. Our future success will depend in part on our ability to retain these highly qualified employees.

Risks Related to Our Business
-----------------------------

         The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of the following risks could harm our business. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

We have a history of significant losses and such losses may continue in the future.

         Since our inception in 1978, our expenses have substantially exceed our revenue, resulting in continuing losses and an accumulated deficit of $19,915,822 at August 31, 2002. Although we were modestly profitable in fiscal 2002, recording net income of $9,645, we may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities. Our net income in fiscal 2002 resulted primarily from significantly increased sales to TherMatrx, but there is no assurance that TherMatrx will maintain or increase such sales in the future or continue to obtain manufacturing services and components from us. We will need to increase significantly the revenues we receive from sales of our hyperthermia therapy products to sustain and increase our profitability on a quarterly or annual basis. We may be unable to do so, and therefore may never achieve consistent profitability.

Our hyperthermia therapy products may not achieve market acceptance, which could limit our future revenue.

         To date, hyperthermia therapy has not been widely accepted by cancer-treating physicians as an effective treatment of cancer, either in combination with other available therapies or alone. We believe this is primarily due to the inability of early hyperthermia therapy technologies to focus and control heat directed at specific tissue locations and conclusions drawn in early scientific studies that hyperthermia was only marginally effective. Additionally, market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payers to make our products commercially viable. If our sales and marketing efforts to promote hyperthermia therapy acceptance in the medical community fail, or third-party reimbursement rates for hyperthermia therapy are not adequate to make our products commercially viable, then our future revenue from sales of our products may be limited, and we may never sustain profitable operations.

We depend upon TherMatrx as our largest customer.

         For the year ended August 31, 2002, TherMatrx accounted for $1,781,000, or approximately 66.64%, of our net sales and has become our largest customer. We manufacture, assemble and test TherMatrx's TMx-2000 system, and also supply equipment components and provide consulting services to TherMatrx. TherMatrx is under no contractual obligation to obtain from us products or manufacturing, assembling, testing and other services, and it could seek to obtain such products and services from another source at any time. We cannot assure you that we will continue to provide such services to TherMatrx, and the loss of TherMatrx as a customer could have a material adverse effect on our business.

We depend on distributors for international sales.

         Historically, our revenues outside the United States have been derived from sales of hyperthermia therapy systems through third-party distributors. We have derived most of our revenue from such sales in Europe from sales through our distributor Medizin-Technik, GmbH, which also purchase equipment components and parts from us. Medizin-Technik sold none of our hyperthermia therapy systems in Europe in fiscal 2002, and we can provide no assurance that Medizin-Technik's sales will improve in the future. The loss, or ineffectiveness, of Medizin-Technik as a distributor and significant customer could have a material adverse effect on our business.

Our relationship with Nucletron as our sales representative for our enhanced BSD-500i system may fail to increase our revenue.

         We recently entered into an agreement with Nucletron B.V. under which Nucletron became our exclusive sales agent in most of the world for the version of our BSD-500i interstitial hyperthermia therapy system that we are currently enhancing. Nucletron has already commenced marketing our enhanced BSD-500i, and if we fail to complete our enhancements to the BSD-500i and obtain necessary CE Mark certification and PMA supplements for such enhancements, then we will not be able to fulfill orders from Nucletron. If we fail to complete these objectives, we may lose the confidence of Nucletron as a reliable supplier, and we will not increase our revenue as a result of our relationship with Nucletron.

Government regulation can have a significant impact on our business.

         Our research and development efforts, our pre-clinical tests and clinical trials, and the manufacturing, marketing and labeling of our products are subject to extensive regulation by the FDA and other international agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive.

         We are currently enhancing our BSD-500 systems, which enhancements will require Pre-Market Approval supplements from the FDA, and we have not yet receive FDA Pre-Market Approval for our BSD-2000 systems. Obtaining these approvals will be necessary to commercially market these systems in the United States. We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects significantly. Further, even if we are able to obtain the approvals we seek, the approvals granted may include significant limitations on the indicated uses for which the products can be marketed, which restrictions could negatively impact our business.

Cancer therapy is subject to rapid technological change, and therapies that are more effective than ours could render our technology obsolete.

         The treatment of cancer is currently subject to extensive research and development. Many cancer therapies are being researched, and our products may be rendered obsolete as a result of therapy innovations by others. If our products are rendered obsolete, our business will be substantially impaired.

We depend on adequate protection of our patent and other intellectual property rights.

         We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. Our success will substantially depend on our ability to protect our intellectual property rights and maintain rights granted to us through license agreements. Our intellectual property rights may only afford us limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors, which could harm our business.

         In the past, we have participated in substantial litigation regarding our patent and other intellectual property rights in the medical device industry. We have previously filed lawsuits for patent infringement against three of our competitors and subsequently settled all three of those lawsuits. Additional litigation against other parties may be necessary in the future to enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights. This litigation may require more financial resources than are available to us. We cannot guarantee that we will be able to successfully protect or rights in litigation.

The market for our stock is limited and our stock price may be volatile.

         The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Additionally, the price for our common stock and for other medical and high technology companies has been volatile. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in reselling shares at attractive prices when they want to. Factors such as announcements of new technological innovations, developments regarding government regulation and third-party reimbursements, developments concerning proprietary rights and market conditions generally for medical and high technology stocks could impact the market for our stock and cause further volatility in our stock price.

Anti-takeover provisions in our articles of incorporation may have a possible negative effect on our stock price.

         Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. We have in place several anti-takeover measures that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders. Increased difficulties for a third party to acquire us could adversely affect our stock price.

ITEM 2.  PROPERTIES

         Our office, production and research facilities are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet. We have leased the building for an annual rental expense of approximately $78,000 (see Note 4 to Financial Statements). In November 2002, we renewed our lease for five years, which includes payments of approximately $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers. We have an option to purchase the building for $1,000,000 upon 60 days notice for six years. Thereafter, the purchase price increases by $50,000 each year, and the option expires at the end of the tenth year. The building lease is accounted for as an operating lease for financial statement purposes. The building is currently in good condition, is adequate for our needs, is suitable for all company functions and provides room for future expansion. We believe that we carry adequate insurance on the property.

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against BSD. We have filed a lawsuit against EDAP/Technomed, Inc. in the Third Judicial District Court located in Salt Lake City, Utah, for non-compliance to a patent license agreement for products used to treat benign prostate disease with microwave heating. We are seeking a judgment ordering EDAP/Technomed to pay us amounts owed pursuant the patent license agreement, plus attorneys' fees and costs, penalties and other amounts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades publicly on the OTC Bulletin Board under the symbol "BSDM." The following table sets forth the high and low bid transactions, as provided by the OTC Bulletin Board, for the quarters in fiscal year 2001 and 2002. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                         Bid
                                             ---------------------------
        Quarter Ended:                            High          Low
        ----------------------------------------------------------------

        November 30, 2000..............           .91           .78
        February 29, 2001..............          1.25          1.19
        May 31, 2001...................           .90           .90
        August 31, 2001................           .80           .80

        November 30, 2000..............           .90           .90
        February 29, 2002..............          1.16          1.10
        May 31, 2002...................          1.00           .95
        August 31, 2002................           .66           .66

         As of November 1, 2002, there were approximately 583 holders of record of our common stock. We have not paid any cash dividends on our common stock since our inception and we have no intention of declaring any common stock dividends in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Part I of this Annual Report on Form 10-KSB and the following discussion should be read in conjunction with our financial statements included elsewhere in this Annual Report on Form 10-KSB and the "Risks Related to our Business" set forth at the end of Part I. This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to our business. These forward-looking statements include statements regarding our anticipated financial performance, business prospects, technological developments, new products, research and development efforts, and similar matters including our expectation that related party revenue will continue to be a significant portion of our total revenue and that sales of BSD-500 and BSD-2000 systems will be a greater percentage of total revenue in fiscal 2003 and our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2003. In addition terms such as "expect," "may," "should," "will," "anticipate," "believe," "intend," "estimate," "plan," "continue," "should," "potential," "will," "project," "likely" or similar expressions or the negative of such expressions identify forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that could cause our actual results and achievements to be materially different than those expressed or implied by our forward-looking statements. These risks, uncertainties and other factors include those identified in the section entitled "Risks Related to our Business" in Part I.

General
-------

         BSD develops, manufactures and markets microwave systems used in the treatment of cancer. Our microwave systems are used in cancer treating therapies that elevate the temperature of tumors or other targeted tissue to conditions classified as either hyperthermia or thermal therapy (also called thermotherapy), through precisely delivered microwave energy. We also own approximately 30% of TherMatrx, Inc., a company engaged in the development and marketing of a medical device designed to be used in the treatment of benign prostatic hyperplasia. We supply thermotherapy systems, component parts and contract manufacturing services to TherMatrx.

         Since our inception, we have been engaged in the development and improvement of technology that can better accomplish cancer cure through hyperthermia therapy. From our predecessor hyperthermia systems, our current BSD-500 and BSD-2000 hyperthermia systems have emerged. We have also developed enhancements to our BSD-2000 system including the BSD-2000/3D that is designed to allow three dimensional steering of deep focused energy and heat to targeted tumors and tissue and the BSD-2000/3D/MR that includes an interface for magnetic resonance imaging. Our hyperthermia systems are sold with supporting software and may also be sold with support services. Since inception, we have generated substantial operating losses and at August 31, 2002, had an accumulated deficit of $19,915,822. We recorded modest net income for fiscal 2002.

         We derived $1,854,714, or 69% of our revenue in fiscal 2002 from sales to related parties. Approximately $1,781,000 of such related party revenue was from manufacturing, assembling and testing thermotherapy systems for TherMatrx and selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. The remaining related party revenue of approximately $74,000 was for component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In fiscal 2002, we derived $630,000, or 24% of our revenue from sales of our BSD hyperthermia systems, including two BSD-2000 systems and one BSD-500 system. One of the BSD-2000 systems was sold at the end of the fiscal year, resulting in a significant portion of our total unrelated party revenue for the fiscal year being recognized in the fourth fiscal quarter. We recorded net income of $294,559 on revenue of $972,268 in the fourth quarter of fiscal 2002. The remaining revenue in fiscal 2002 of approximately $188,000 was generated from the sale of consumable devices used with our hyperthermia systems of $84,000, billable labor of $25,000, and service contracts of $79,000. Our ability to increase revenue depends primarily on our ability to continue to provide hyperthermia or thermotherapy systems and components to TherMatrx and Medizin-Technik and increase sales of our hyperthermia systems domestically and internationally. We expect related party revenues to continue to be a significant portion of total revenue as we continue to supply TherMatrx's expected sales growth and continue to sell hyperthermia systems in Europe through our distributor, Medizin-Technik. However, in fiscal 2003, we currently anticipate sales of our BSD-500 and BSD-2000 systems to be a greater percentage of total revenue. The remaining revenue in fiscal 2002 of approximately $188,000 was generated from the sale of consumable devices used with our hyperthermia systems of $84,000, billable labor of $25,000, and service contracts of $79,000.

         Cost of sales for the year ended August 31, 2002, included raw material and labor costs. For the year ended August 31, 2002, we increased our reserve for potential inventory impairment by $30,000, resulting in a total inventory reserve of $50,000 at year-end. Because of the level of usage of certain inventory items, we estimated that such items on hand potentially exceeded the estimated near-term usage. Consequently, we determined to increase our inventory reserve. Research and development expenses include expenditures for new product development and development of enhancements to existing products. Selling, general and administrative costs for the reported period included a compensation charge of $717,000 related to the grant to employees and directors of options to purchase common shares of TherMatrx owned by us. A corresponding gain was recorded in other income for the reported period upon the transfer of TherMatrx shares as settlement of the compensation liability that resulted from the grant of the options to purchase TherMatrx shares owned by us. The gain was a result of the book value underlying such options, which was $0, and the recorded value of the compensation.

Critical Accounting Policies and Estimates
------------------------------------------

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

         Revenue Recognition. Revenue is recognized when a valid purchase order has been received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales include revenue from systems with software products, software license rights and service contracts. Software Revenue Recognition, generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to post-contract customer support is generally recognized over the support period. Revenue for products sold is recorded when products are delivered. Revenue from long-term service contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue and customer deposits payable includes amounts from service contracts as well as revenue from sales of products which have not been shipped. We estimate collectibility of receivables based on numerous factors, including the credit worthiness of the customer, prior payment history, and review of public information.

         Inventory Reserves. As of August 31, 2002, we had recorded a reserve for potential inventory impairment of $50,000. Due to the level of usage of certain inventory items, we estimated that such items on hand potentially exceeded the estimated near-term usage. As a result, we determined to increase the inventory reserve by $30,000 in the fourth quarter. This estimate is determined based on our forecasted sales and related inventory usage to fill such sales orders as well as evaluation of technological enhancements that may render inventory items obsolete in the near-term. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2003 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

         Product Warranty. We provide product warranties on our BSD-500 and BSD-2000 systems. These warranties vary from contract to contract, but generally consist of parts and labor warranties for one year from the date of sale. To date, expenses resulting from such warranties have not been material. We record a warranty expense at the time of each sale. This reserve is estimated based on prior history of service expense associated with similar units sold in the past.

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations. Our allowance for doubtful accounts at August 31, 2002 was approximately $67,000, or approximately 13.5% of the total outstanding receivables. Bad debt expense for the fiscal year was approximately $43,000. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. To date, actual results have not differed materially from management's estimates, however the non-payment of a receivable related to the sale of a BSD-500 or BSD-2000 could have a material adverse impact on our results of operations.

         Valuation of Options to Purchase Shares of TherMatrx Owned by Us. In July 2002, we issued to certain employees and board members options to purchase 179,300 common shares of TherMatrx, or approximately 7% of our interest in TherMatrx, at an exercise price of $.001 per share. In connection with the issuance of these options, we recorded $717,000 of compensation expense. This expense was computed based on the price per share for common stock issued in a December 2001 private offering of TherMatrx shares in which 525,321 shares of common stock were sold for $4.00 per share to existing TherMatrx stockholders who elected to purchase shares in the offering. For accounting purposes, because of the lack of other contemporaneous transaction data indicating the value of these shares in July 2002, and to record a conservative estimate of compensation expense, we recorded the value of each option at $4.00. We strongly caution our investors not to infer any conclusions about our market value or the value of our stock from our decision to use $4.00 per share for purposes of computing compensation expense. We believe our lower trading price in 2002 resulted in a market capitalization for our company at the time these options were issued that reflects a valuation of our TherMatrx holdings by our investors at substantially less than $4.00 per share. Because all of the options were exercised prior to year-end, we also recorded a gain of $717,000 because the TherMatrx stock issued to settle the compensation liability had a book value of $0. The gain is reflected in the statement of operations as "Gain on transfer of equity interest in affiliate to related parties." The exercise of these options reduced our holdings in TherMatrx from 2,700,000 shares (32%) to 2,520,700 shares (30%).

Results of Operations: Comparison of Fiscal Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------

         Revenue. Revenue for fiscal 2002 was $2,672,472 compared to $2,224,379 for fiscal 2001, an increase of $448,093, or approximately 20%. This increase was mainly due to a significant increase in sales to TherMatrx. Product sales increased to $2,672,472 in 2002 from $2,196,269 in 2001, an increase of $476,203 or 21.68%.

         Related Party Revenue. We derived $1,854,714, or 69% of our revenue in fiscal 2002 from sales to related parties as compared to $1,666,723, or 76% in fiscal 2001. Approximately $1,781,000 of such related party revenue in fiscal 2002 was from the sales of thermotherapy systems, component products and contract services to TherMatrx. During fiscal 2001, sales to TherMatrx were approximately $332,000. The significant increase in fiscal 2002 sales to TherMatrx was because of increased sales by TherMatrx of its medical device for the treatment of benign prostatic hyperplasia following its receipt of FDA approval in July 2001. The remaining related party revenue of approximately $74,000 in fiscal 2002 was for various component parts sold to Medizin-Technik. Dr. Gerhard Sennewald, one of our directors and stockholders, is a stockholder, executive officer and a director of Medizin-Technik. During fiscal 2001, we had sales of approximately $1,334,000 to Medizin-Technik. The significant decrease in sales to Medizin-Technik in fiscal 2002 was due to the normal rise and fall cycle associated with the sale of large-ticket item capital equipment.

         Non-related Party Revenue. In fiscal 2002, we derived approximately $630,000, or 24% of our total revenue as compared to approximately $262,000, or 12% in fiscal 2001, from sales of our BSD hyperthermia systems to non-related parties, including two BSD-2000 systems and one BSD-500 system in fiscal 2002. One of the BSD-2000 systems was sold at the end of the fiscal year, resulting in a significant portion of the total unrelated party revenue for the fiscal year being recognized in the fourth fiscal quarter of 2002. The increase in non-related party revenue was because we sold two BSD-2000 systems in the United States to research facilities. Because the BSD-2000 system can only be sold in the United States pursuant to an Investigational Device Exemption under FDA regulations, sales in the United States may only be made to customers using the system for research purposes only. Most sales outside the United States are sold to customers of Medizin-Technik, our distributor. The remaining non-related party revenue in fiscal 2002 of approximately $188,000 was from the sale of consumable devices of $84,000, billable labor of $25,000, and service contracts of $79,000.

         Cost of Sales. Cost of sales for fiscal 2002 was $1,084,846 compared to $989,819 for fiscal 2001, an increase of $95,027, or approximately 10%. This increase resulted primarily from the increase in sales to TherMatrx. Cost of sales for fiscal 2002 to unrelated parties increased to $272,431 from $167,306 primarily because of the increase in sales of the BSD-2000 system. Cost of sales to related parties in fiscal 2002 declined to $812,415 from $822,513 in fiscal 2001 primarily because of the change in product mix. During fiscal 2002, 96% of the related party sales were to TherMatrx. The products sold to TherMatrx generally require less cost per unit to manufacture than the BSD-2000 and BSD-500 systems. During fiscal 2001, only 20% of the related party sales were to TherMatrx whereas the remaining 80% were sales of the BSD-2000 to Medizin-Technik.

         Gross Profit. Gross profit for fiscal 2002 was $1,587,626, or 59% of total product sales compared to $1,234,560, or 55% of total product sales in fiscal 2001. The increase in gross profit as a percentage of total product sales was primarily because of increases in sales of higher margin hyperthermia system products in fiscal 2002 accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales.

         Research and Development Expenses. Research and development expenses for fiscal 2002 were $603,137 compared to $590,433 for fiscal 2001, an increase of $12,704, or 2%. Research and development expenses in fiscal 2002 related primarily to development work on our BSD-2000/3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         Inventory Impairment Expense. We recorded an inventory impairment charge in fiscal 2002 of $30,000 increasing our total inventory reserve at August 31, 2002 to $50,000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2002 were $1,667,042 compared to $877,810 in fiscal 2001, an increase of $789,232, or approximately 90%. Of this increase, $717,700 was attributable to compensation expense recorded for the issuance of options to purchase a portion of our TherMatrx common shares. This was offset by lower administrative and regulatory costs and special promotion costs. We issued to employees and board members options to purchase 179,300 shares of TherMatrx, or approximately 7% of our interest in TherMatrx, at an exercise price of $.001 per share. In connection with the issuance of these options, we recorded $717,000 of compensation expense based on the computed fair value of such options. Because all of the options were exercised prior to year-end, we also recorded a gain of $717,000 because the TherMatrx stock issued to settle the compensation liability had a book value of $0. The gain is reflected in the statement of operations as "Gain on transfer of equity interest in affiliate to related parties." The exercise of these options reduced our holdings in TherMatrx from 2,700,000 shares (32%) to 2,520,700 shares (30%).

         Other Income. Other income for fiscal 2002 was $722,198 compared to $19,323 in fiscal 2001, an increase of $702,875. This increase resulted almost entirely from a gain on transfer of equity interest in affiliate to related parties as noted above.

         Net Income. Our net income for fiscal 2002 was $9,645 compared to a net loss in fiscal 2001 of $214,360. This increase in net income resulted primarily from significantly increased sales to TherMatrx. This gain was offset by the related compensation expense noted above.

         Fluctuation in Operating Results. Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenue may fluctuate as a result of factors relating to the operating success of TherMatrx and its continued demand for thermotherapy systems and component parts supplied by us, market acceptance of our BSD hyperthermia systems, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments and other matters. Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development and clinical trial expenses, and general and administrative expenses associated with our potential growth. For these and other reasons, including those set forth in "Risks of our Business" in Part I, our results of operations for a particular period may not be indicative of operating results for any other period.

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $19,915,822. We have historically financed our operations through sale of technology assets, issuance of common stock, and cash from operations. We generated $19,800 in cash from operating activities in fiscal 2002 compared to cash used in operating activities of $226,192 in fiscal 2001. Cash flow from operating activities improved in fiscal 2002 because of our net income in fiscal 2002 of $9,645 compared to a net loss in fiscal 2001 of $214,360 and a reduction in accounts receivable of $55,173 in fiscal 2002 compared to an increase in accounts receivable of $369,158 in fiscal 2001, offset by an increase in inventory in fiscal 2002 of $109,095 compared to a decrease in inventory of $177,467 in fiscal 2001. Our investing activities resulted in net cash used of $40,532 relating to the purchase of certain property and equipment and a patent license. Cash provided by financing activities totaled $34,602 reflecting proceeds from the issuance of common stock in connection with the exercise of outstanding stock options.

         At August 31, 2002, our working capital was $1,050,616 and our cash and cash equivalents totaled $421,900. We have no bank debt and no credit facility. Our contractual obligations and commercial commitments requiring capital resources include building rent of $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers. We expect to expend approximately $670,000 on research and development in fiscal 2003 related to the BSD-500 and BSD-2000 systems.

         Our ability to fund our cash needs and grow our business depends on our ability to generate cash flow from operations and capital from financing activities. Our operating cash flow has fluctuated significantly in the past and may continue to do so in the future. While we believe that our current working capital and anticipated cash flow from future operations will be sufficient to fund our anticipated operations for fiscal 2003, this belief is substantially dependent on us successfully converting accounts receivable and inventory to cash and increasing revenue. We cannot assure that cash from operations will be sufficient to fund our cash needs. We will not likely be able to raise debt financing from institutional sources in the foreseeable future, or at least not on terms satisfactory to us. Our access to equity capital through the public equity market is also constricted. We may not be able to raise capital through private placements of equity securities on terms acceptable to us. If cash from operations is not sufficient to fund our cash needs and debt or equity capital is not available or at least not available on terms satisfactory to us, our ability to grow revenue and profits and generate cash would be constricted and we may not be able to continue operating.

ITEM 7.  FINANCIAL STATEMENTS


                                                         BSD MEDICAL CORPORATION
                                                   Index to Financial Statements

--------------------------------------------------------------------------------




                                                                       Page
                                                                       ----

Independent Auditor's Report                                           24


Balance Sheet                                                          25


Statement of Operations                                                26


Statement of Stockholders' Equity                                      27


Statement of Cash Flows                                                28


Notes to Financial Statements                                          29

                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the balance sheet of BSD Medical Corporation (the Company) as of August 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2002, and the results of its operations and cash flows for the years ended August 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




                                        TANNER + CO.

Salt Lake City, Utah
September 25, 2002


                                                                                   BSD MEDICAL CORPORATION
                                                                                             Balance Sheet

                                                                                           August 31, 2002
----------------------------------------------------------------------------------------------------------

              Assets
              ------
Current assets:
     Cash and cash equivalents                                                           $         421,900
     Receivables, net                                                                              427,862
     Related party receivables                                                                     269,867
     Inventories                                                                                   806,730
     Other current assets                                                                           18,337
                                                                                         -----------------

                  Total current assets                                                           1,944,696

Property and equipment, net                                                                        127,495
Patent, net of amortization of $3,164                                                               28,764
                                                                                         -----------------

                                                                                         $       2,100,955
                                                                                         -----------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                                    $          62,621
     Accrued expenses                                                                              747,537
     Current portion of deferred revenue                                                            68,647
     Current portion of deferred gain on sale - leaseback                                           15,275
                                                                                         -----------------

                  Total current liabilities                                                        894,080
                                                                                         -----------------

Deferred revenue                                                                                    93,991
                                                                                         -----------------

                  Total liabilities                                                                988,071

Commitments and contingencies                                                                            -

Stockholders' equity:
     Preferred stock, $001 par value; 10,000,000 authorized,
       no shares issued and outstanding                                                                  -
     Common stock, $.001 par value; authorized 40,000,000
       shares; issued and outstanding 17,756,328 shares                                             17,757
     Additional paid-in capital                                                                 21,037,457
     Deferred compensation                                                                         (26,274)
     Accumulated deficit                                                                       (19,915,822)
     Treasury stock, at cost                                                                          (234)
                                                                                         -----------------

                  Total stockholders' equity                                                     1,112,884
                                                                                         -----------------

                                                                                         $       2,100,955
                                                                                         -----------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                                                                   BSD MEDICAL CORPORATION
                                                                                   Statement of Operations

                                                                                    Years Ended August 31,
----------------------------------------------------------------------------------------------------------


                                                                              2002             2001
                                                                        ----------------------------------
Revenues:
     Sales                                                              $        817,758   $       529,546
     Sales to related parties                                                  1,854,714         1,666,723
     Grants and licenses                                                               -            28,110
                                                                        ----------------------------------

                                                                               2,672,472         2,224,379
                                                                        ----------------------------------

Costs and expenses:
     Cost of sales                                                               272,431           167,306
     Cost of sales to related parties                                            812,415           822,513
     Impairment of inventory                                                      30,000                 -
     Research and development                                                    603,137           590,433
     Selling, general, and administrative                                      1,667,042           877,810
                                                                        ----------------------------------

                                                                               3,385,025         2,458,062
                                                                        ----------------------------------

                  Operating loss                                                (712,553)         (233,683)

Other income (expense):
     Gain on transfer of equity interest in affiliate
       to related parties                                                        717,000                 -
     Interest income                                                               5,198            19,323
                                                                        ----------------------------------

                  Net income (loss)                                     $          9,645   $      (214,360)
                                                                        ----------------------------------

Loss per common share - basic and diluted                               $              -   $          (.01)
                                                                        ----------------------------------

Weighted average shares - basic and diluted                                   17,932,000        17,545,000
                                                                        ----------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                                                                       BSD MEDICAL CORPORATION
                                                                             Statement of Stockholders' Equity

                                                                          Years Ended August 31, 2002 and 2001
--------------------------------------------------------------------------------------------------------------



                                 Common Stock         Additional   Deferred                   Treasury Stock
                           -------------------------   Paid-In      Compen-     Accumulated  -----------------
                              Shares       Amount      Capital      sation       Deficit     Shares     Amount
                           -----------------------------------------------------------------------------------
Balance,
  August 31, 2000           17,479,692  $   174,797  $ 20,766,625  $ (13,897) $  (19,711,107)  24,331  $  (234)

Effect of change in par
  value of common stock              -     (157,317)      157,317          -               -        -        -

Common stock issued for:
  Cash                          63,765           64         6,313                          -        -        -
  Services                      21,405           21        23,979          -               -        -        -
  Options                       37,757           38          (38)          -               -        -        -

Amortization of deferred
  compensation                       -            -             -      3,800               -        -        -

Deferred compensation                -            -        15,000    (15,000)              -        -        -

Net loss                             -            -             -          -        (214,360)        -       -
                           ------------------------------------------------------------------------------------

Balance August 31, 2001     17,602,619       17,603    20,969,196    (25,097)    (19,925,467)  24,331     (234)

Common stock issued for:
  Cash                         109,633          110        34,492          -               -        -        -
  Services                      27,264           27        23,973          -               -        -        -
  Options                       16,812           17           (17)         -               -        -        -

Amortization of deferred
  compensation                       -            -             -      8,636               -        -        -

Deferred compensation                -            -         9,813     (9,813)              -        -        -

Net income                           -            -             -          -           9,645        -        -
                           ------------------------------------------------------------------------------------

Balance August 31, 2002     17,756,328  $    17,757  $ 21,037,457  $ (26,274) $  (19,915,822)  24,331  $  (234)
                           ------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                                                                   BSD MEDICAL CORPORATION
                                                                                   Statement of Cash Flows

                                                                                    Years Ended August 31,


                                                                              2002               2001
                                                                        ----------------------------------
Cash flows from operating activities:
     Net income (loss)                                                  $          9,645   $      (214,360)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Provision for allowance of doubtful accounts                             42,403                 -
         Provision for inventory write-off                                        30,000                 -
         Depreciation and amortization                                            48,965            38,785
         Deferred gain on sale of building                                       (61,416)          (61,416)
         Amortization of deferred compensation                                     8,636             3,800
         Stock compensation expense                                               24,000            24,000
         Compensation expense resulting from options
           granted to purchase TherMatrx shares                                  717,000                 -
         Gain on issuance of options of TherMatrx shares
           as settlement of compensation                                        (717,000)                -
         Decrease (increase) in:
              Restricted certificate of deposit                                   15,313           (88,917)
              Receivables                                                         55,173          (369,158)
              Inventories                                                       (109,095)          177,467
              Other current assets                                                16,767            15,342
         Increase (decrease) in:
              Accounts payable                                                   (51,121)           52,205
              Accrued expenses                                                    40,043            29,933
              Deferred revenue                                                   (49,513)          166,127
                                                                        -----------------------------------

                  Net cash provided by (used in)
                  operating activities                                            19,800          (226,192)
                                                                        -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                          (22,532)         (103,649)
     Purchase of patent license                                                  (18,000)                -
                                                                        -----------------------------------

                  Net cash used in
                  investing activities                                           (40,532)         (103,649)
                                                                        -----------------------------------

Cash flows provided by financing activities-
     proceeds from issuance of common stock                                       34,602             6,377
                                                                        -----------------------------------

Increase (decrease) in cash and cash equivalents                                  13,870          (323,464)

Cash and cash equivalents, beginning of year                                     408,030           731,494
                                                                        -----------------------------------

Cash and cash equivalents, end of year                                  $        421,900   $       408,030
                                                                        -----------------------------------


-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements

                                                        August 31, 2002 and 2001
--------------------------------------------------------------------------------

1.   Organization       Organization
     of                 BSD  Medical   Corporation   (the   Company)   develops,
     Significant        produces,  markets,  and  services  systems used for the
     Accounting         treatment of cancer and other  diseases.  These  systems
     Policies           are sold worldwide.  In addition,  the Company currently
                        has an  approximate  30%  interest  in  TherMatrx,  Inc.
                        (TherMatrx) a corporate joint venture that is engaged in the manufacture and sale of medical equipment.

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

                        Investment in Joint Venture
                        The Company has an approximate 30% ownership in TherMatrx, a corporate joint venture that is engaged in the manufacture and sale of medical devices. The investment is accounted for on the equity method of accounting.  Because  the  Company's  percent  share  of
                        accumulated losses in TherMatrx has exceeded its original investment no asset is recorded on the balance sheet. The Company has included in accrued liabilities $136,467 of potential obligations to TherMatrx, which it incurred in a prior year. No further obligations have been recognized as the Company has not guaranteed or otherwise committed to provide further financial funding.

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

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Income Taxes
     of                 The Company  accounts  for income  taxes using the asset
     Significant        and  liability  method.  Under the  asset and  liability
     Accounting         method,   deferred  tax  assets  and   liabilities   are
     Policies           recognized for the future tax consequences  attributable
     Continued          to differences  between the financial statement carrying
                        amounts of  existing  assets and  liabilities  and their
                        respective   tax   bases.   Deferred   tax   assets  and
                        liabilities   are  measured   using  enacted  tax  rates
                        expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        Loss Per Common Share
                        The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. Options and warrants to purchase 1,258,901 shares and 1,393,567 shares of common stock at prices ranging from $.10 to $1.76 per share were outstanding at August 31, 2002 and 2001, respectively.

                        Revenue Recognition
                        Revenue is recognized when a valid purchase order has been received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Sales  includes   revenue  from  systems  with  software
     of                 products, software license rights and service contracts.
     Significant        Software revenue recognition, generally requires revenue
     Accounting         earned  on  software  arrangements   involving  multiple
     Policies           elements  such  as  software   products,   enhancements,
     Continued          post-contract   customer   support,   installation   and
                        training to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to post-contract customer support is generally recognized over the support period. Sales for products are recorded when products are delivered. Revenue from long-term service contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue and customer deposits payable includes amounts from service contracts as well as revenue from sales of products which have not been shipped.

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

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Use  of  Estimates  in  the   Preparation  of  Financial
     of                 Statements
     Significant        The  preparation  of financial  statements in conformity
     Accounting         with generally accepted  accounting  principles requires
     Policies           management to make estimates and assumptions that affect
     Continued          the  reported  amounts  of assets  and  liabilities  and
                        disclosure of contingent  assets and  liabilities at the
                        date  of  the  financial  statements  and  the  reported
                        amounts of revenues  and expenses  during the  reporting
                        period.   Actual   results   could   differ  from  those
                        estimates.

                        Reclassification
                        Certain amounts for the year ended August 31, 2001 financial statements have been reclassified to conform with classifications adopted in the current year.


2.   Detail of          Details of certain  balance sheet  accounts as of August
     Certain            31, 2002, are as follows:
     Balance
     Sheet
     Accounts           Receivables:
                          Trade receivables                  $        495,233
                          Less allowance for
                            doubtful accounts                         (67,371)
                                                             ----------------

                                                             $        427,862
                                                             ----------------

                        Inventories:
                          Parts and supplies                 $        490,248
                          Work-in-process                             366,482
                          Finished goods                                    -
                          Reserve for obsolete
                            inventory                                 (50,000)
                                                             ----------------

                                                             $        806,730
                                                             ----------------

                        Accrued expenses:
                          Customer deposits                  $        404,176
                          Accrued loss in equity affiliate            136,467
                          Accrued vacation                             99,518
                          Accrued payroll and taxes                    59,535
                          Other accrued expenses                       47,841
                                                             ----------------

                                                             $        747,537
                                                             ----------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Property           Property and equipment consists of the following:
     and
     Equipment          Equipment                            $        620,031
                        Furniture and fixtures                        297,741
                                                             ----------------

                                                                      917,772
                        Less accumulated depreciation
                          and amortization                           (790,277)
                                                             ----------------

                                                             $        127,495
                                                             ----------------


4.   Deferred           During  the year  ended  August 31,  1998,  the  Company
     Gain               entered  into  a   sale-leaseback   transaction  on  its
     and                building.  The  sale-leaseback  resulted  in a  gain  of
     Operating          $325,513 of which  $307,000  was  deferred  and is being
     Lease              credited to income as rent expense  adjustments over the
                        term of the lease. The lease requires monthly payments of $6,533 through November 2002. Subsequent to August
                        31, 2002, the Company renewed its lease for five years which includes payments of approximately $82,000 per year, adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban
                        Consumers.

                        Future minimum payments at August 31, 2002, are as follows:

                        Years Ending August 31,                    Amount
                        -----------------------              ----------------

                                  2003                       $         15,275
                                                             ----------------

                                                             $         15,275
                                                             ----------------

                        Annual rent expense on this operating lease for the years ended August 31, 2001 and 2000, amounted to approximately $17,000, net of sale-leaseback gain.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Long-Term          The Company has entered into certain  service  contracts
     Deferred           for  which  it has  received  payment  in  advance.  The
     Revenue            Company is recognizing  these service  revenues over the
                        life of the service agreements as follows:

                        Years Ending August 31,                    Amount
                        -----------------------             -----------------

                        2003                                 $         68,647
                        2004                                           50,771
                        2005                                           40,900
                        2006                                            2,320
                                                             ----------------

                                                                      162,638

                        Less current portion                          (68,647)
                                                             ----------------

                        Long-term deferred revenue           $         93,991
                                                             ----------------


6.   Income             The income tax benefit  differs from the amount computed
     Taxes              at federal statutory rates as follows:

                                                             Years Ended
                                                     ---------------------------
                                                             2002         2001
                                                     ---------------------------

                        Income tax (expense) benefit
                          at statutory rate             $  (3,000) $    73,000
                        Other                                   -       (9,000)
                        Change in valuation allowance       3,000      (64,000)
                                                        ------------------------

                                                        $       -  $        -
                                                        ------------------------


--------------------------------------------------------------------------------

                                                       BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Income             Deferred tax assets  (liabilities) are  comprised of the
     Taxes              following:
     Continued
                        Net operating loss carryforwards     $      1,605,000
                        General business and AMT credit
                          carryforwards                               179,000
                        Accrued expenses and deposits                 173,000
                        Deferred revenue                               55,000
                        Inventory reserve                              17,000
                        Allowance for bad debts and reserves           23,000
                        Depreciation                                  (17,000)
                        Deferred compensation expense                  (9,000)
                                                             ----------------

                                                                    2,026,000

                        Valuation allowance                        (2,026,000)
                                                             ----------------

                                                             $              -
                                                             ----------------

                        At August 31, 2002, the Company has net operating losses
                        (NOL) as follows:

                        Expiration Date                             NOL
                        ---------------                       ---------------

                          2003                               $        247,000
                          2005                                      1,270,000
                          2007                                        190,000
                          2008                                         99,000
                          2009                                        671,000
                          2010                                        170,000
                          2012                                        838,000
                          2016                                        153,000
                          2018                                      1,052,000
                                                             ----------------

                                                             $      4,690,000
                                                             ----------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Income             At  August  31,  2002,  the  Company  has  Research  and
     Taxes              Experimentation   Tax  Credit  (RETC)  and   Alternative
     Continued          Minimum Tax Credit (AMTC) as follows:

                        Expiration Date                 RETC            AMTC
                        ----------------             --------------------------

                          2003                       $     9,000   $        -
                          2004                            41,000            -
                          2005                                 -            -
                          No expiration date              72,000       57,000
                                                     --------------------------

                                                     $   122,000   $   57,000
                                                     --------------------------

                        The Company has experienced a greater than 50 percent change of ownership. Consequently, use of the Company's carryovers against future taxable income in any one year may be limited and those carryovers may expire unutilized due to limitations imposed by the change of ownership rules.

7.   Stock              Stock Options
     Options and        The Company's 1987 Employee Stock Option Plan authorizes
     Warrants           the  granting  of  incentive   options  to  certain  key
                        employees of the Company and nonqualified stock options to certain key employees, non-employee directors, or individuals who provide services to the Company. The
                        Plan, as amended, provides for the granting of options for an aggregate of 950,000 shares. The options vest according to a set schedule over a five-year period and expire upon the employee's termination or after ten years from the date of grant.

                        The Company's 1998 Employee Stock Option Plan authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company. The Plan provides for the granting of options for an aggregate of 2,000,000 shares. The options vest subject to management's discretion.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Stock              The  Company's  1998 Director  Stock Plan  authorizes an
     Options and        annual  compensation  of  $12,000  to each  non-employee
     Warrants           director.  The annual  compensation  may be satisfied by
     Continued          issuing  common stock,  with the number of shares issued
                        calculated by dividing the unpaid compensation by a daily average of the preceding twenty day closing price of the Company's common stock. The Plan also grants each non-employee outside director 25,000 options each year at an exercise price of 85% of the fair market value of the common stock at the date the option is granted. The
                        Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant.
                        For certain options issued under this plan, the Company has recorded as deferred compensation the excess of the market value of common stock at the date of grant over the exercise price.

                        A schedule of the options and warrants are as follows:

                                                                Price Per
                                       Options     Warrants       Share
                                    -----------------------------------------

 Outstanding at August 31, 2000         1,281,668      135,664 $ .10 to 3.00
      Granted                              82,000            -   .75 to 1.11
      Exercised                          (105,765)           -           .10
                                    -----------------------------------------

 Outstanding at August 31, 2001         1,257,903      135,664   .10 to 3.00
      Granted                              75,000            -           .73
      Exercised                          (114,312)     (12,133)   .10 to .37
      Forfeitures                          (8,221)     (75,000)  .10 to 3.00
                                   -----------------------------------------

 Outstanding at August 31, 2002         1,210,370       48,531 $         .38
                                    -----------------------------------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Stock              The Company has adopted the  disclosure-only  provisions
     Options and        of Statement of Financial  Accounting  Standards  (SFAS)
     Warrants           No.  123,   Accounting  for  Stock-Based   Compensation.
     Continued          Accordingly, no compensation cost has been recognized in
                        the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:

                                                       Years Ended
                                                        August 31,
                                              -------------------------------
                                                   2002           2001
                                              -------------------------------

                        Net income (loss) -
                          as reported             $    9,645   $    (214,360)
                        Net loss - pro forma      $ (116,580)  $    (386,993)
                        Loss per common share -
                          as reported             $        -   $        (.01)
                        Loss per common share -
                          pro forma               $        -   $        (.02)

                        The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                August 31,
                                                      --------------------------
                                                             2002          2001
                                                      --------------------------

                        Expected dividend yield           $     -    $       -
                        Expected stock price volatility       143%          148%
                        Risk-free interest rate               4.3%          5.6%
                        Expected life of options           5 years       5 years


                        The weighted average fair value of options granted during the years ended August 31, 2002 and 2001 were $.73 and $1.43, respectively.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Stock              The following table summarizes  information  about stock
     Options and        options and warrants outstanding at August 31, 2002:
     Warrants
     Continued         Options and Warrants             Options and Warrants
                           Outstanding                      Exercisable
             -------------------------------------------------------------------
                          Weighted
                             Average
                            Remaining    Weighted                   Weighted
   Range of                Contractual    Average                   Average
   Exercise     Number        Life       Exercise      Number       Exercise
    Prices    Outstanding    (Years)       Price     Exercisable     Price
 -------------------------------------------------------------------------------

 $    .10-.25      494,901         3.08 $        .13      464,901 $         .12
     .37-1.11      714,000         7.40          .61      256,800           .57
         1.76       50,000         7.82         1.76       50,000          1.76
 -------------------------------------------------------------------------------

 $   .10-1.76    1,258,901         5.72 $        .47      771,701 $         .38
 -------------------------------------------------------------------------------

8.   Foreign            During  the years  ended  August  31,  2002 and 2001 the
     Customer           Company   had   sales  of   $1,781,000   and   $332,000,
     and Major          respectively,  to TherMatrx, an unconsolidated affiliate
     Customer           of which it owns  approximately  30%.  During  the years
                        ended  August 31, 2002 and 2001 the Company had sales to
                        a   European   entity   controlled   by  a   significant
                        stockholder  and member of the Board of Directors of the
                        Company  of   approximately   $74,000  and   $1,334,000,
                        respectively.   The  Company  also  had  a  sale  to  an
                        unrelated   entity   of   approximately    $344,000   or
                        approximately  12.9% of total  sales for the year  ended
                        August 31, 2002.

9.   Related Party      At August 31, 2002 and 2001,  accrued expenses  includes
     Transactions       approximately $401,000 and $209,000,  respectively,  due
     Not otherwise      to an entity controlled by a significant stockholder and
     disclosed          member of the Board of Directors  and an  unconsolidated
                        affiliate. These amounts represent deposits to purchase product from the Company and will be recognized as revenue when all performance and delivery obligations have been met.

                        At August 31, 2002 and 2001 accounts receivable includes approximately $81,000 and $592,000, respectively, due from an entity controlled by a significant stockholder and member of the Board of Directors. Accounts receivable also include $189,000 and $61,000 due from TherMatrx at August 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information                                    Years Ended
                                                    August 31,
                                         ----------------------------------
                                               2002            2001
                                         ----------------------------------

                        Interest expense     $       -       $         -
                                         ----------------------------------

                        Income taxes         $       -       $         -
                                         ----------------------------------

                        During the year ended August 31, 2002, the Company exchanged a restricted CD to a bank for accounts receivable of $73,604. The receivable exchanged was allowed for by $57,403 which was offset by $15,000 of accrued commissions payable related to the receivable.

11.  Significant        The  Company  has  an  approximate  30%  interest  in an
     Unconsolidated     unconsolidated affiliate (TherMatrx) at August 31, 2002.
     Affiliate          During  the year  ended  August  31,  2002  the  Company
                        compensated  certain  employees and directors by issuing
                        options to  purchase  179,300  shares of  TherMatrx,  or
                        approximately 2% of the Company's  interest in TherMatrx
                        at  $.001  per  share.  This  resulted  in  compensation
                        expense of  $717,000,  which is  included in general and
                        administrative  expenses in the  statement of operations
                        for  the  year  ended  August  31,  2002.   Because  the
                        TherMatrx   shares  used  to  settle  the   compensation
                        obligation  had a book  value of $0,  such  issuance  of
                        TherMatrx  shares upon exercise of the options  resulted
                        in a gain of  $717,000,  which is  reflected  as gain on
                        transfer  of  equity   interest  in   affiliate  in  the
                        statement of operations. All of the options had been exercised as of August 31, 2002.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Significant        Summarized  financial  information  for the  significant
     Unconsolidated     unconsolidated  affiliate of the  Company,  at September
     Affiliate          30, 2002 and 2001 (the affiliate's fiscal year runs from
     Continued          October 1, through September 30) are as follows:

                                                            2002          2001
                                                       -------------------------
                        Result for year:
                          Gross revenue              $  7,714,313  $    150,190
                          Gross profit               $  4,484,253  $    101,426
                          Net loss                   $ (1,875,003) $ (2,391,685)

                        Year-end financial position
                          Current assets             $  4,337,756  $  2,369,682
                          Non-current assets         $  2,349,626  $  2,633,600
                          Current liabilities        $  1,672,047  $    488,976
                          Non-current liabilities    $    474,748  $          -


12.  Commitments        The  Company  has  an  employment   agreement  with  the
     and                President of the Company.  The  agreement  provides that
     Contingencies      the  President's  salary will be based upon a reasonable
                        mutual   agreement.   Additionally,   in  the   case  of
                        non-voluntary  termination,  the acting  president  will
                        receive  severance  pay for a six  month  period,  which
                        includes   an   extension   of  all   employee   rights,
                        privileges,  and benefits,  including medical insurance.
                        The six month severance pay would be the salary at the highest rate paid to the president prior to such a non-voluntary termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and bonuses.

                        The Company has an exclusive worldwide license for a unique temperature probe. The license has no determinable life. The Company pays royalties based upon its sales of this probe. Royalties accrued as of August 31, 2002 and 2001, are approximately $1,000 and $9,000, respectively. Royalty expense amounted to approximately $11,000 and $9,000 for the years ended August 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Fair Value of      None of the Company's financial instruments are held for
     Financial          trading  purposes.  The Company  estimates that the fair
     Instruments        value of all  financial  instruments  at August 31, 2002
                        and 2001, does not differ  materially from the aggregate
                        carrying values of its financial instruments recorded in
                        the accompanying balance sheet. The estimated fair value
                        amounts  have  been  determined  by  the  Company  using
                        available market  information and appropriate  valuation
                        methodologies.   Considerable  judgment  is  necessarily
                        required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

14.  Recent             In June 2001, the Financial  Accounting  Standards Board
     Accounting         issued Statement of Financial  Accounting  Standards No.
     Pronounce-         143, "Accounting for Asset Retirement Obligations." This
     ments              Statement addresses  financial  accounting and reporting
                        for  obligations   associated  with  the  retirement  of
                        tangible  long-lived  assets  and the  associated  asset
                        retirement   costs.  This  Statement  is  effective  for
                        financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. Management does not expect the adoption of SFAS
                        No. 143 to have a significant impact on the financial position or results of operations of the Company.

                        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB Statement 121 and APB Opinion No. 30. This Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Recent             The  provisions  of this  statement  are  effective  for
     Accounting         financial  statements  issued for fiscal years beginning
     Pronounce-         after December 15, 2001.  Management does not expect the
     ments              adoption of SFAS No. 144 to have a significant impact on
                        the financial position or results of operations of the Company.

                        In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4,44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002(SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while others are effective for fiscal years beginning after May 15, 2002. The Company has not assessed the potential impact of SFAS 145 on its financial condition or results of operations.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Recent             In June 2002,  the FASB issued SFAS No. 146,  Accounting
     Accounting         for Costs  Associated  with Exit or Disposal  Activities
     Pronounce-         (SFAS 146). This standard addresses financial accounting
     ments              and reporting for costs associated with exit or disposal
     Continued          activities and replaces Emerging Issues Task Force Issue
                        No. 94-3,  Liability  Recognition  for Certain  Employee
                        Termination Benefits and Other Costs to Exit an Activity
                        (including  Certain Costs  Incurred in a  Restructuring)
                        (EITF  94-3).  SFAS 146  requires  that a liability  for
                        costs  associated  with an exit or disposal  activity be
                        recognized  when the  liability is incurred.  Under EITF
                        94-3, a liability for exit costs, as defined in EITF No.
                        94-3  were   recognized  at  the  date  of  an  entity's
                        commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning our directors, executive officers and key employees. The directors have served in their respective capacities since their election and/or appointment and will serve until the next annual stockholders' meeting or until a successor is duly elected, unless the office is vacated in accordance with our certificate of incorporation or bylaws. The next annual meeting is tentatively scheduled to be held April 25, 2003. The executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our directors or officers.

                                                                                          Initial Date as
                                                                                            Officer or
        Name                    Age                 Position                                 Director
---------------------------------------------------------------------------------------------------------

Paul F. Turner, MSEE(1)         55       Chairman of the Board, Senior Vice President,          1986
                                         and Chief Technology Officer

Hyrum A. Mead, MBA(1)           55       President and Member of the Board of Directors         1999

Gerhard W. Sennewald, Ph.D.     66       Member of the Board of Directors                       1994

J. Gordon Short, M.D.           71       Member of the Board of Directors                       1994

Michael Nobel, Ph.D.            62       Member of the Board of Directors                       1997

Dixie Toolson Sells             52       Vice President of Regulatory Affairs                   1987

Ray Lauritzen                   52       Vice President of Field Service                        1988

---------------

     (1) Executive officers of BSD.

         Paul F. Turner, MSEE, has served as a director of BSD since 1994 and currently serves as Chairman of the Board of Directors. Mr. Turner also has served as the Senior Vice President and Chief Technology Officer of BSD since August 1999. From October 1995 to August 1999, Mr. Turner also served as the Acting President of BSD. From 1986 to October 1995, Mr. Turner served in various capacities with BSD, including Staff Scientist, Senior Scientist, Vice President of Research, and Senior Vice President of Research. Mr. Turner has led the design of microwave treatment systems for tumors, including the development of external phased array antenna technology to focus radiated microwave energy deep into the central area of the body to treat deep tumors. He has also integrated this novel technology with Magnetic Resonance Imaging (MRI) to non-invasively monitor treatments within the patient's body.

         Hyrum A. Mead, MBA, has served as President and a director of BSD since August 1999. Previously, he served five years as Vice President of Business Development at ZERO Enclosures, a leading manufacturer in the telecommunications, computer and aerospace enclosures industry and seven years as President of Electro Controls, a manufacturer of computer controlled power systems. Mr. Mead began his career in marketing with IBM where he was involved with the introduction of many new products.

         Gerhard W. Sennewald, Ph.D., has served as a director of BSD since 1994. Dr. Sennewald has served as the President and Chief Executive Officer of Medizin-Technik GmbH, of Munich, Germany, a firm which is engaged in the business of distributing hyperthermia equipment and diagnostic imaging equipment and services, from April 1985 to the present. In connection with his service to Medizin-Technik GmbH, Dr. Sennewald has been BSD's key European representative and distributor for 17 years and has been instrumental in obtaining the majority of BSD's foreign sales. He also serves on the Board of Directors of TherMatrx, Inc.

         J. Gordon Short, M.D., has served as a director of BSD since 1994. From 1978 to 2000, Dr. Short served as President of Brevis Corporation, a privately-held medical products company which specializes in consumable specialty supplies and in hand hygiene products, and from 1978 to the present, Dr. Short has served as the Chairman of the Board of Brevis Corporation. From 1978 to 1982, Dr. Short served BSD as a Medical Director. In that capacity, he participated in the initial development and establishment of certain of BSD's products. He also previously served on BSD's Medical Advisory Board.

         Michael Nobel, Ph.D., has served as a director of BSD since January 1998. From 1991 to the present, Dr. Nobel has served as the Executive Chairman of the MRAB Group, a privately-held company which provides diagnostic imaging services. From 1995 to the present, Dr. Nobel has served as the Chairman of the Board of the Nobel Family Society. From 1995 to the present, he also has served as Chairman of the American Non-Violence Project Inc., and has served as a consultant to Unesco in Paris and the United Nations Social Affairs Division in Geneva. Dr. Nobel participated in the introduction of magnetic resonance imaging as European Vice President for Fonar Corp.

         Dixie Toolson Sells has served as Vice President of Regulatory Affairs of BSD since December 1994. Ms. Sells served as Administrative Director of BSD from 1978 to 1984; as Director of Regulatory Affairs from 1984 to September 1987; and as Vice President of Regulatory Affairs from September 1987 to October 1993. In October 1993, Ms. Sells resigned as Vice President of Regulatory Affairs, and she served as Director of Regulatory Affairs from October 1993 to December 1994. In December 1994, Ms. Sells was re-appointed as Vice President of Regulatory Affairs and was appointed as Corporate Secretary by the Board of Directors. Ms. Sells also serves on the Board of Directors of the Intermountain Biomedical Association. Ms. Sells resigned as Corporate Secretary of BSD in March 2002.

         Ray Lauritzen served as Field Service Manager of BSD from 1982 to January 1988 and has served as Vice President of Field Service Operations from January 1988 to the present.

         Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2002 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding all compensation earned by Paul Turner, our Senior Vice President and Chief Technology Officer, and Hyrum Mead, our President, for services rendered to us during fiscal 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

------------------------------- ---------- ---------------------------------- ------------------------------------
                                                  Annual Compensation             Long-Term Compensation Awards
                                            ----------------- ---------------- -----------------------------------
                                                                                       Securities Underlying
Name and Principal Position        Year        Salary ($)        Bonus ($)               Options / SARs (#)
=============================== ========== ================= ================ ====================================
Paul Turner,                      2002        $145,000          $400                       45,000(1)
Chairman of the Board, Senior     2001        $145,000          $400                            -
Vice President, Chief             2000        $143,757          $100                            -
Technology Officer

------------------------------- ---------- ----------------- ---------------- ------------------------------------
Hyrum A. Mead,                    2002        $125,000          $30,000                    45,000(1)
President, Director               2001        $125,000          $400                            -
                                  2000        $125,000          $400                       200,000
------------------------------- ---------- ----------------- ---------------- ------------------------------------

(1) Represents options to purchase shares of TherMatrx common stock we owned on the date of grant. These options were granted by us in July 2002 and were exercised in the fourth quarter of fiscal 2002 at an exercise price per share of $0.001. We recognized a compensation expense related to these TherMatrx options computed using a value of $4.00 per share. The $4.00 per share value is based solely on the price per share for common stock sold by TherMatrx to existing TherMatrx stockholders in December 2001. For more information concerning these TherMatrx options, see the tables (and related footnotes) entitled "Option Grants in Last Fiscal Year" and "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" below in this Annual Report on Form 10-KSB.

         The following table summarizes the grants of stock options to Messrs. Turner and Mead during fiscal 2002.


                      OPTION GRANTS IN LAST FISCAL YEAR(1)

---------------------- ------------------- ------------------- -------------- --------------------- --------------
        Name               Number of        Percent of Total    Exercise or     Expiration Date       Market Price
                           Securities       Options Granted     Base Price                            per Share on
                           Underlying       to Employees in      per Share                            the Date of
                        Options Granted       Fiscal Year                                                Grant
                            (shares)
====================== =================== =================== ============== ===================== ==============
Paul Turner                  45,000(1)           25.09%           $0.001         July 26, 2007          $4.00(2)
---------------------- ------------------- ------------------- -------------- --------------------- --------------
Hyrum A. Mead                45,000(1)           25.09%           $0.001         July 26, 2007          $4.00(2)
---------------------- ------------------- ------------------- -------------- --------------------- --------------

(1) Represents options to purchase shares of TherMatrx common stock we owned on the date of grant. These options were granted by us in July 2002. All options were immediately exercisable upon grant and were exercised in the fourth quarter of fiscal 2002.

(2) The $4.00 per share market price is the price per share used to calculate compensation expense as noted elsewhere in this Annual Report on Form 10-KSB and is based solely on the price per share for common stock sold by TherMatrx to such existing TherMatrx stockholders who elected to purchase shares in a private placement offering in December 2001. TherMatrx is a privately-held company. There is no liquid market for TherMatrx common stock. No independent valuation of TherMatrx common stock was obtained which may have factored in minority stockholder and marketability discounts. For reasons set forth in the prior section entitled "Critical Accounting Policies and Estimates" under "Valuation of Options to Purchase Shares of TherMatrx Owned by Us," we do not believe that TherMatrx common stock could have been sold on the grant date to an arms-length buyer for $4.00 per share. We express no opinion as to the current value of TherMatrx common stock. We strongly caution investors not to infer any conclusions about our market value or the value of our stock from our decision to use $4.00 per share for purposes of computing compensation expense related to the grant of these options for TherMatrx shares.

         The following table summarizes the exercise of stock options during fiscal year 2002 by Messrs. Turner and Mead, and the fiscal year-end value of unexercised stock options held by each of them.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

--------------------------------------------------------------------------------------------------------------------
                         Shares                          Number of Securities             Value of Unexercised
                       Acquired on       Value          Underlying Unexercised             In-the-Money Options
      Name and          Exercise        Realized        Options at FY-end (#)                 at FY-end ($)
      Position             (#)            ($)        Exercisable    Unexercisable     Exercisable     Unexercisable
====================================================================================================================

Hyrum A. Mead,        125,000(1)      $206,355(2)       120,000         200,000         $ 11,600            0
President

--------------------------------------------------------------------------------------------------------------------

Paul F. Turner,        45,000(3)      $179,955(4)       180,953               0         $101,334            0
Sr. VP and Chief
Technology Officer
--------------------------------------------------------------------------------------------------------------------

(1) Consists of 45,000 shares of TherMatrx common stock and 80,000 shares of our common stock. The 45,000 shares of TherMatrx common stock were purchased upon the exercise of an option to purchase shares of TherMatrx common stock we owned. The options were granted by us in July 2002 and were exercised in the fourth quarter of fiscal 2002.

(2) Calculated by multiplying the 80,000 shares of BSD common stock purchased upon the exercise of the option by the difference between $0.70 and the exercise price of $0.37, and by multiplying the 45,000 shares of TherMatrx common stock purchased upon the exercise of the option by the difference between $4.00 and the exercise price of $0.001. This figure does not represent cash actually received by Mr. Mead in fiscal 2002. The $4.00 per share market price for the TherMatrx common stock is the price per share used to calculate compensation expense as noted elsewhere in this Annual Report on Form 10-KSB and is based solely on the price per share for common stock sold by TherMatrx to such existing TherMatrx stockholders who elected to purchase shares in a private placement offering in December 2001. TherMatrx is a privately-held company. There is no liquid market for TherMatrx common stock. No independent valuation of TherMatrx common stock was obtained which may have factored in minority stockholder and marketability discounts. For reasons set forth in the prior section entitled "Critical Accounting Policies and Estimates" under "Valuation of Options to Purchase Shares of TherMatrx Owned by Us," we do not believe that TherMatrx common stock could have been sold on the grant date to an arms-length buyer for $4.00 per share. We express no opinion as to the current value of TherMatrx common stock. We strongly caution investors not to infer any conclusions about our market value or the value of our stock from our decision to use $4.00 per share for purposes of computing compensation expense related to the grant of these options for TherMatrx shares.

(3) Shares of TherMatrx common stock purchased upon the exercise of an option to purchase shares of TherMatrx common stock we owned. The options were granted by us in July 2002 and were exercised in the fourth quarter of fiscal 2002.

(4) Calculated by multiplying the 45,000 shares of TherMatrx common stock purchased upon exercise of the option by the difference between $4.00 and the exercise price of $0.001. This figure does not represent cash actually received by Mr. Turner in fiscal 2002. The $4.00 per share market price is the price per share used to calculate compensation expense as noted elsewhere in this Annual Report on Form 10-KSB and is based solely on the price per share for common stock sold by TherMatrx to such existing TherMatrx stockholders who elected to purchase shares in a private placement offering in December 2001. TherMatrx is a privately-held company. There is no liquid market for TherMatrx common stock. No independent valuation of TherMatrx common stock was obtained which may have factored in minority stockholder and marketability discounts. For reasons set forth in the prior section entitled "Critical Accounting Policies and Estimates" under "Valuation of Options to Purchase Shares of TherMatrx Owned by Us," we do not believe that TherMatrx common stock could have been sold on the grant date to an arms-length buyer for $4.00 per share. We express no opinion as to the current value of TherMatrx common stock. We strongly caution investors not to infer any conclusions about our market value or the value of our stock from our decision to use $4.00 per share for purposes of computing compensation expense related to the grant of these options for TherMatrx shares.

COMPENSATION OF DIRECTORS
-------------------------

         Our 1998 Director Stock Plan provides for annual compensation in the amount of $12,000 for each non-employee director. Of this amount, $4,000 is to be paid in cash and the balance is to be paid in the form of restricted shares of our common stock. In addition to the annual compensation to directors, each non-employee director will receive an annual option to purchase 25,000 restricted shares of our common stock at a purchase price of 85% of the fair market value at the date the option is granted. The options vest ratably over 5 years and expire in 10 years. On September 1, 2000, we awarded Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short options to purchase 25,000 shares of our restricted common stock at $1.11 per share. Each of these directors were also paid $2,000 and awarded 3,053 shares of restricted common stock based on service provided to us for the prior six months. On March 1, 2001, each of Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were paid $2,000 and awarded 4,082 shares of restricted common stock based on service provided to us for the prior six months. On September 1, 2001, each of these directors were awarded options to purchase 25,000 shares of our restricted common stock at $0.66 per share. They were also each paid $2,000 and awarded 5,128 shares of restricted common stock based on service provided to us for the prior six months. On March 1, 2002, each of Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were paid $2,000 and awarded 3,960 shares of restricted common stock based on service provided to us for the prior six months. On November 4, 2002, each of these directors was issued 25,000 options to purchase our restricted common stock at $0.54 per share. These directors were also paid $2,000 and awarded 6,250 shares of our common stock for services provided to us from March 1, 2002 to August 31, 2002.

         On July 26, 2002, we awarded Gerhard W. Sennewald, Michael Nobel and J. Gordon Short options to purchase 30,000 shares, 10,000 shares and 10,000 shares, respectively, of TherMatrx common stock we owned at an exercise price of $0.001 per share for services provided to us.

         Paul F. Turner and Hyrum A. Mead are the only members of the Board of Directors who are employed by us. Messrs. Turner and Mead do not receive any separate compensation for services performed as directors, except as described below. In fiscal year 1999, we awarded Hyrum A. Mead options to purchase 200,000 shares of our restricted common stock at $0.37 per share under our 1998 Employee Stock Option Plan. These options will expire on August 10, 2009. In fiscal year 2000, we awarded Hyrum A. Mead options to purchase 200,000 shares of our restricted common stock at $0.81 per share under our 1998 Employee Stock Option Plan. These options will expire on January 18, 2010. In addition, on July 26, 2002, we awarded each of Messrs. Turner and Mead options to purchase 45,000 shares of TherMatrx common stock we own at an exercise price of $0.001 per share for services provided to us.

         On January 2, 1998, Mr. Turner also received directly from TherMatrx options to purchase 50,000 shares of its common stock. The options granted total less than 1% of the outstanding shares of common stock of TherMatrx.

         In determining to authorize and approve granting the options to purchase shares of TherMatrx common stock to our directors and executive officers as described above, our Board of Directors engaged in various discussions concerning compensation and equity incentives provided to our employees, officers and directors. In December 2001, our Board of Directors authorized granting TherMatrx options to Messrs. Turner and Mead recognizing that neither had received an increase in his annual base compensation for at least the previous two years, and for other valuable services. Those options were approved by directors other than Messrs. Turner and Mead. The TherMatrx option granted to Dr. Gerhard W. Sennewald was authorized by the directors other than him in January 2002 as consideration for serving as BSD's representative on the TherMatrx board of directors, and for other roles in the development of TherMatrx. Later in January 2002, the directors other than Dr. J. Gordon Short and Dr. Michael Nobel authorized granting TherMatrx options to Messrs. Short and Nobel as additional compensation for services rendered as directors of BSD. As also described in this Annual Report on Form 10-KSB, all of these options were issued in July 2002 and exercised during fiscal 2002.

EMPLOYMENT CONTRACTS
--------------------

         We entered into an employment agreement with Mr. Mead dated August 10, 1999. This agreement provides that Mr. Mead shall receive an annual base salary of $125,000, which shall be reviewed annually by the Board of Directors. The agreement provides that if Mr. Mead is involuntarily terminated, Mr. Mead will receive severance compensation for a period of six months, including an extension of all benefits and perquisites. The severance amount shall include six month's of salary at the highest rate paid to Mr. Mead prior to termination and an additional amount equal to all bonuses received by Mr. Mead during the 12-month period preceding termination (excluding any signing bonus received during such period). The agreement also requires us to vest any options granted to Mr. Mead for the purchase of our common stock, allowing a 90-day period for Mr. Mead to exercise those options. Mr. Mead's agreement includes a non-competition covenant prohibiting him from competing with us for one year following his termination.

         We entered into an employment agreement with Mr. Turner dated November 2, 1988. The agreement provides that Mr. Turner's salary will be based upon a reasonable mutual agreement. The agreement provides that if Mr. Turner's employment is involuntarily terminated, he will receive severance pay for a one-year period, which pay includes an extension of all of his rights, privileges and benefits as an employee (including medical insurance). The one year severance pay shall be equal to Mr. Turner's regular salary for the 12-month period immediately prior to the termination. The agreement also requires us to pay Mr. Turner for any accrued unused vacation at the time of termination. We are also obligated to pay Mr. Turner $1,000 (or the equivalent value in stock options) for each newly issued patent obtained by us as a result of Mr. Turner's efforts (Mr. Turner receives only $500 if multiple inventors are involved). Mr. Turner's agreement includes a non-competition covenant prohibiting him from competing with us for one year following his termination. We may continue the non-competition period for up to four additional years by notifying Mr. Turner in writing and by continuing the severance payments for the additional years during which the non-competition period is extended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of November 1, 2002, the beneficial ownership of our outstanding common stock by:

         o each person (including any group) known to us to own more than 5% of any class of our common stock,

         o    each of our executive officers,

         o    each of our directors, and

         o    all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. For purposes of calculating the percentages shown in the table, each person listed is deemed to beneficially own any shares issuable on the exercise of vested options and warrants held by that person that are exercisable within 60 days after November 1, 2002. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage calculation of beneficial ownership is based on 18,277,281 shares of common stock outstanding as of November 1, 2002. Except as otherwise noted, the address of each person listed on the following table is 2188 West 2200 South, Salt Lake City, Utah 84119.

                                                            Common Stock
                                                          Beneficially Owned
Title of Class   Name of Beneficial Owner                Shares         Percent
--------------------------------------------------------------------------------
                           Officers and Directors
Common Stock    Dr. Gerhard W. Sennewald(1)              6,765,564       37.02%

Common Stock    Paul F. Turner(2)                        1,995,871       10.92%

Common Stock    Hyrum A. Mead(3)                           200,000        1.09%

Common Stock    Dr. J. Gordon Short(4)                     173,683           *

Common Stock    Dr. Michael Nobel(5)                       111,683           *

                           Holders of More Than 5%

Common Stock    John E. Langdon(6)                       1,295,010        7.09%

Common Stock    All Executive Officers and Directors     9,246,801       50.59%
                as a Group (5 persons)(7)

---------------
* Less than 1.0%.

(1) Includes 85,000 shares subject to options. Does not include 500,000 shares held by Dr. Sennewald's spouse, for which he disclaims beneficial ownership.

(2)   Includes 180,953 shares subject to options.

(3)   Includes 120,000 shares subject to options.

(4)   Includes 85,000 shares subject to options.

(5)   Includes 50,000 shares subject to options.

(6) Includes 351,862 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee. Does not include 50,000 shares held by Mr. Langdon's spouse, for which he disclaims beneficial ownership. Mr. Langdon's address is: 2501 Parkview Drive, Suite 500, Fort Worth, TX 76102.

(7)   Includes 520,953 shares subject to options.

         We have three equity compensation plans, our 1987 Employee Stock Option Plan, 1998 Employee Stock Option Plan, and 1998 Director Stock Plan, all of which were approved by our stockholders. Shown below on an aggregate basis is a summary of equity compensation plan information with respect to our equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ------------------------- -------------------------------
                                 Number of Securities to         Weighted-Average           Number of Securities
                                  be Issued Upon Exercise        Exercise Price of         Remaining Available for
                                 of Outstanding Options,       Outstanding Options,     Future Issuance Under Equity
                                   Warrants and Rights         Warrants and Rights     Compensation Plans (Excluding
                                                                                          Securities Reflected in
                                                                                                Column (a))
Plan Category                             (a)                         (b)                          (c)
------------------------------- ---------------------------- ------------------------- -------------------------------
Equity Compensation Plans                1,258,901                    $0.47                      1,691,099
Approved by Security Holders
------------------------------- ---------------------------- ------------------------- -------------------------------
Equity Compensation Plans                    -                          -                            -
not Approved by Security
Holders
------------------------------- ---------------------------- ------------------------- -------------------------------
Total                                    1,258,901                    $0.47                      1,691,099
------------------------------- ---------------------------- ------------------------- -------------------------------

         In July 2002, we issued to our employees and board members options to purchase 179,300 shares of TherMatrx at an exercise price of $0.001 per share. All options were immediately exercisable upon grant and were exercised in the fourth quarter of fiscal year 2002. The exercise of these options reduced our holdings in TherMatrx from 2,700,000 shares (32%) to 2,520,700 shares (30%).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TherMatrx, Inc. We manufacture, assemble and test for TherMatrx, Inc. its TMx-2000 thermotherapy system and supply TherMatrx with equipment components used for its TMx-2000 system. We also have provided regulatory compliance and other consulting services to TherMatrx. TherMatrx has become our largest customer, and for the year ended August 31, 2002, TherMatrx accounted for $1,781,000, or approximately 66.64%, of our revenue. We currently own approximately 30% of TherMatrx's outstanding common stock, and Dr. Gerhard W. Sennewald, a director and significant stockholder of BSD, is also a director of TherMatrx. In July 2002, we granted options to all of our directors and employees to acquire shares of TherMatrx common stock and each has exercised such options in fiscal 2002 as further described elsewhere in this Annual Report on Form 10-KSB.

         Medizin-Technik GmbH. Additionally, we supply equipment components to Medizin-Technik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe. Medizin-Technik purchases equipment which it installs and components to service our hyperthermia therapy systems that it sells to its customers in Europe. Dr. Gerhard W. Sennewald, our director and one of our significant stockholders, is the President and Chief Executive Officer of Medizin-Technik and a controlling stockholder of Medizin-Technik.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are incorporated herein by reference as indicated:

Exhibit
Number                             Description
-------                            ------------

3.1      Amended and Restated Certificate of Incorporation.

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

10.2 Second Addendum to Exclusive Transfer of Trade Secrets Agreement dated April 2, 1987. Incorporated by reference to Exhibit 10 of the BSD Medical Corporation Form 10-K, filed April 8, 1988.

10.3 License Agreement between BSD Medical Corporation and EDAP Technomed, Inc., dated July 3, 1996. Incorporated by reference to Exhibit 10 of Form 8-K, filed August 7, 1996.

10.4 Stock Purchase Agreement dated October 31, 1997, by and among TherMatrx, Inc., BSD Medical Corporation, Oracle Strategic Partners, L.P., and Charles Manker. Incorporated by reference to Exhibit 10.6 of the BSD Medical Corporation Form 10-KSB filed December 10, 1998.

10.5 BSD Medical Corporation 1998 Director Stock Plan. Incorporated by reference to Exhibit A of the BSD Medical Corporation Schedule 14A, filed July 27, 1998.

10.6 BSD Medical Corporation 1998 Stock Incentive Plan. Incorporated by reference to Exhibit B of the BSD Medical Corporation Schedule 14B, filed July 27, 1998.

16 Letter on changes in certifying accountant. Incorporated by reference to Exhibit 16 of the BSD Medical Corporation Form 8-K/A, filed September 23, 1997.

21       Subsidiary List.

99.1 Certification of the president of BSD pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the controller of BSD pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 (b)     Reports on Form 8-K

         None.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the president and controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings; provided, however, our president and controller have determined that we will need to receive the audited financial statements of our unconsolidated subsidiary in a more timely manner in the future and that review of our SEC filings by our outside advisors will need to occur earlier in the process of preparing such filings so such advisors can assist us in better understanding and satisfying rapidly developing regulatory and disclosure requirements.

         There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BSD MEDICAL CORPORATION


Date: December 13, 2002                 By: /s/ Hyrum A. Mead
                                        ----------------------------------------
                                            Hyrum A. Mead
                                            President and Member of the Board of
                                            Directors (principal executive
                                            officer)


Date: December 13, 2002                 By: /s/ Dennis Bradley
                                        ----------------------------------------
                                            Dennis Bradley
                                            Controller
                                            (principal financial and accounting
                                            officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 13, 2002                 By: /s/ Paul F. Turner
                                        ----------------------------------------
                                            Paul F. Turner
                                            Chairman of the Board, Senior Vice
                                            President and Chief Technology
                                            Officer


Date: December 13, 2002                 By: /s/ Hyrum A. Mead
                                        ----------------------------------------
                                            Hyrum A. Mead
                                            President and Member of the Board of
                                            Directors (principal executive
                                            officer)


Date: December 13, 2002                 By: /s/ Gerhard W. Sennewald
                                        ----------------------------------------
                                            Dr. Gerhard W. Sennewald
                                            Member of the Board of Directors


Date: December 13, 2002                 By: /s/ J. Gordon Short
                                            ------------------------------------
                                            Dr. J. Gordon Short
                                            Member of the Board of Directors


Date: December 13, 2002                 By: /s/ Michael Nobel
                                        ----------------------------------------
                                            Dr. Michael Nobel
                                            Member of the Board of Directors

                                 CERTIFICATIONS

         I, Hyrum A. Mead, certify that:

         1. I have reviewed this annual report on Form 10-KSB of BSD Medical Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 13, 2002                   /s/ Hyrum A. Mead
                                            ------------------------------------
                                            Hyrum A. Mead
                                            President (principal executive
                                            officer)

         I, Dennis Bradley, certify that:

         1. I have reviewed this annual report on Form 10-KSB of BSD Medical Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December 13, 2002                   /s/ Dennis Bradley
                                            ------------------------------------
                                            Dennis Bradley
                                            Controller
                                            (principal financial and accounting
                                            officer)