Form 10QSB
period 2002-11-30
BSD MEDICAL CORP
filed 2003-01-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 2002

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding as of  November 30, 2002
 -------------------------------           ------------------------------------
  Common stock, $.001 Par Value                      17,775,078



Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)
                              Assets                                            November 30,
                              ------                                              2002
                                                                             -------------------
Current assets:
    Cash and cash equivalents                                               $          517,161
    Receivables                                                                        395,879
    Related party receivables                                                          294,618
    Inventories                                                                        695,925
    Other current assets                                                                37,485
                                                                             -------------------
           Total current assets                                                      1,941,068
                                                                             -------------------

Property and equipment, net                                                            120,112
Patents, net                                                                            28,294
                                                                             -------------------
                                                                            $        2,089,474
                                                                             -------------------

               Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $           70,230
    Accrued expenses                                                                   715,581
    Current portion of deferred revenue                                                 45,401
                                                                             -------------------

           Total current liabilities                                                   831,212
                                                                             -------------------
Long term liabilities
    Deferred revenue                                                                    79,413
                                                                             -------------------

           Total liabilities                                                $          910,625
           -----------------                                                -------------------

Stockholders' equity:
     Preferred stock, .001 par value; 10,000,000 authorized,
      no shares issued and outstanding
    Common stock, $.001 par value; authorized 40,000,000 shares;
      issued and outstanding 17,775,078, shares                                         17,776
    Additional paid-in capital                                                      21,056,939
    Deferred compensation                                                              (27,416)
    Accumulated deficit                                                            (19,868,216)
    Common stock in treasury 13,412 shares, at cost                                       (234)
                                                                             -------------------

           Net stockholders' equity                                                  1,178,849
                                                                             -------------------

                                                                            $        2,089,474
                                                                             ===================


See Accompanying notes to financial statements

BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                      Three Months
                                                                         Ended:
                                                             -------------------------------
                                                              November 30,       November 30,
                                                                   2002             2001
                                                             --------------   --------------
Product sales                                               $      44,719    $     268,368
Sales to related parties                                          755,564          205,604
                                                             --------------   --------------

           Total revenues                                         800,285          473,972
                                                             --------------   --------------
Costs and expenses:
    Cost of product sales                                           6,171           65,738
    Cost of sales to related parties                              342,987          149,125
    Research and development                                      155,659          153,588
    Selling, general, and administrative                          248,991          245,767
                                                             --------------   --------------

           Total costs and expenses                               753,808          614,218
                                                             --------------   --------------

           Operating income/loss                                   46,477         (140,246)

Other income (expense):
    Interest income                                                 1,129            1,629
                                                             --------------   --------------

           Total other income                                       1,129            1,629
                                                             --------------   --------------

Income (loss) before taxes                                         47,606         (138,617)
                                                             --------------   --------------
     Income tax benefit (provision)                                     -                -
                                                             --------------   --------------
           Net income (loss)                                $      47,606    $    (138,617)
                                                             ==============   ==============

Net income ( loss) per common share
Basic and diluted                                           $         .00    $        (.01)
                                                             --------------   --------------

Weighted average number of shares outstanding
       Basic                                                   17,775,000       17,626,000
                                                             --------------   --------------
       Diluted                                                 18,037,000       17,626,000
                                                             --------------   --------------


See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                  Three months ended November 30, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents                                     Nov. 30,          Nov. 30,
------------------------------------------------                                      2002              2001
                                                                                ----------------------------------
Cash flows from operating activities:
    Net income (loss)                                                           $     47,606     $   (138,617)
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                                  12,020           11,631
       Deferred gain on sale of building                                             (15,275)         (15,354)
       Stock compensation expense                                                     12,001           12,000
       Deferred compensation                                                           6,358            8,637
       (Increase) decrease in:
           Restricted certificate of deposit                                               -           15,313
           Receivables                                                                 7,232           31,566
           Inventories                                                               110,805          (13,539)
           Prepaid expenses and deposits                                             (19,148)          12,558
       Increase (decrease) in:
           Accounts payable                                                            7,609          (18,834)
           Accrued expenses                                                          (31,956)         183,379
           Deferred revenue                                                          (37,824)         (19,558)
                                                                                 ------------    ---------------
              Net cash provided by operating activities                               99,428           69,182
                                                                                 ------------    ---------------
Cash flows from investing activities:
    Purchase of property and equipment                                                (4,167)          (2,344)
    Purchase of patent license                                                             -          (10,000)
                                                                                 ------------    ---------------
              Net cash used in investing activities                                   (4,167)         (12,344)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                 -            2,426
                                                                                 ------------    ---------------
              Net cash provided by financing activities                                    -            2,426
                                                                                 ------------    ---------------
Increase in cash and cash equivalents                                                  95,261           59,264
Cash and cash equivalents, beginning of period                                        421,900          408,030
                                                                                 ------------    ---------------

Cash and cash equivalents, end of period                                        $     517,161    $     467,294
                                                                                 ============    ===============

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

The Company paid no cash for interest or taxes during the period ended November 30, 2002 and 2001. The Company issued 75,000 options for the periods ended
November 30, 2002 and 2001, which resulted in an increase to Deferred Compensation of $7,500 and $10,500 respectively.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of November 30, 2002 and the Condensed Statements of Operations and the Condensed Statements of Cash Flows for the three months ended November 30, 2002, and November 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows, and changes in financial position of the Company as of November 30, 2002 and for the period then ended, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The results of operations for the period ended November 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net Income (Loss ) Per Common Share

         Net income (loss) per common share for the quarters ended November 30, 2002 and 2001, are based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti-dilutive they are not included.

Note 3.    Related Party Transactions

         During the periods ended November 30, 2002 and 2001 the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder of $755,564 and $205,604, respectively. These related party transactions represents 94.41% and 76.61% of total sales.

         At November 30, 2002, accrued expenses includes $370,402 consisting of deposits on orders placed by an unconsolidated affiliate and an entity controlled by a significant stockholder.

         At November 30, 2002, accounts receivable includes $294,618 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.


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

Revenue Recognition. Revenue is recognized when a valid purchase order has been received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales includes revenue from systems with software products, software license rights and service contracts. Software Revenue Recognition, generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to post-contract customer support is generally recognized over the support period. Revenue for products sold is recorded when products are delivered. Revenue from long-term service contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue and customer deposits payable includes amounts from service contracts as well as revenue from sales of products which have not been shipped. We estimate collectibility of receivables based on numerous factors, including the credit worthiness of the customer, prior payment history, and review of public information.

Inventory Reserves. As of November 30, 2002, we had recorded a reserve for potential inventory impairment of $50,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2003 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

Product Warranty. We provide product warranties on our BSD 500 and BSD 2000 systems. These warranties vary from contract to contract, but generally consist of parts and labor warranties for one year from the date of sale. To date, expenses resulting from such warranties have not been material. We record a warranty expense at the time of each sale. This reserve is estimated based on prior history of service expense associated with similar units sold in the past.

Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations. Our allowance for doubtful accounts at November 30, 2002 was approximately $67,000, or approximately 9% of the total outstanding receivables. Allowance estimates are recorded on a customer by customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. To date, actual results have not differed materially from management's estimates, however the non-payment of a receivable related to the sale of a BSD 500 or BSD 2000 could have a material adverse impact on our results of operations.


Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $19,868,216. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock. We generated $99,428 in cash from operating activities during the period ended November 30, 2002 compared to $69,182 in the period ending November 30, 2001. Cash flow from operating activities improved in the November 30, 2002 period primarily because of higher sales volume and increased margins compared to the prior year period. Our investing activities for the period resulted in net cash used of $4,167, relating to the purchase of certain property and equipment.

         At November 30, 2002, our working capital was $1,109,856 and our cash and cash equivalents totaled $517,161. We have no bank debt and no credit facility. Our contractual obligations and commercial commitments requiring capital resources include building rent of $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers.

         Our ability to fund our cash needs and grow our business depends on our ability to generate cash flow from operations and capital from financing activities. Our operating cash flow has fluctuated significantly in the past and may continue to do so in the future. While we believe that our current working capital and anticipated cash flow from future operations will be sufficient to fund our anticipated operations for fiscal 2003, this belief is substantially dependent on successfully converting accounts receivable and inventory to cash and increasing revenue. We cannot assure that cash from operations will be sufficient to fund our cash needs. We will not likely be able to raise debt financing from institutional sources in the foreseeable future, or at least not on terms satisfactory to us. Our access to equity capital through the public equity market is also constricted. We may not be able to raise capital through private placements of equity securities on terms acceptable to us. If cash from operations is not sufficient to fund our cash needs and debt or equity capital is not available or at least not available on terms satisfactory to us, our ability to grow revenue and profits and generate cash would be constricted and we may not be able to continue operating.

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

Results of Operations:
----------------------

Three Months ended November 30, 2002

         Sales increased from $473,972 in the three months ended November 30, 2001, to $800,285 in the three months ended November 30, 2002, an increase of $326,313 or 68.84%, primarily due to increased sales to the Company's unconsolidated subsidiary and an entity controlled by a significant stockholder. We derived $346,830, or 43.34% of our revenue in the period ended November 30, 2002 from manufacturing, assembling and testing thermotherapy systems for TherMatrx and selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. The remaining related party revenue of approximately $408,734, or 51.06% was for one BSD-2000 system and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. The remaining revenue was $3,400 for billable labor, $15,088 for probes, $19,468 for service contracts and $6,763 for miscellaneous items.

         Gross profit for the period ending November 30, 2002 was $451,127 or 56.37% as compared to $259,109 or 54.67% of total product sales for the period ending November 30, 2001. The increase in gross profit as a percentage of total product sales was primarily because of increases in sales of higher margin hyperthermia system products for the period ending November 30, 2002 accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales.

         Selling, General and Administrative expenses increased from $245,767 in the three months ended November 30, 2001, to $248,991 in the three months ended November 30, 2002 an increase of $3,224 or 1.31%. Total Costs and Expenses increased by $139,590, an increase of 22.72%, primarily due to increased cost of goods sold as a result of increased sales.

         Research and Development expenses were $155,659 for the three months ended November 30, 2002, as compared to $153,588 in the three months ended November 30, 2001. Research and Development expenses in the period ending November 30, 2002 related primarily to development work on our BSD-2000o3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         The Net Income for the three months ending November 30, 2002, was $47,606 as compared with a Net Loss of $138,617 for the three months ending November 30, 2001 was primarily due to higher sales volume.

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

Item 3.  Controls and Procedures

         The Company's President and Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6.       Exhibits and reports on Form 8-K

(a)   Exhibits

     The following exhibit is filed as part of this report:

Exhibit
Number                          Description
--------                        -----------

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

b) Reports on Form 8-K - During the quarter, no reports on Form 8-K were filed by the Company.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BSD MEDICAL CORPORATION



Date:    January 14, 2001                    /s/ Hyrum A. Mead
     ---------------------                   --------------------------
                                             President


A.  CERTIFICATIONS

         I, Hyrum A. Mead, certify that:

         1. I have reviewed this quarterly Report on Form 10-QSB of November 30, 2002.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 13, 2003                          /s/   Hyrum A.Mead
                                                 -----------------------
                                                 President (principal
                                                 executive officer)


         I, Dennis E. Bradley, certify that:

         1. I have reviewed this quarterly Report on Form 10-QSB of November 30, 2002.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 January 13, 2003                                /s/ Dennis E. Bradley
                                                 -------------------------------
                                                 Controller (principal financial
                                                 and Financial officer)