Form 10QSB
period 2003-02-28
BSD MEDICAL CORP
filed 2003-04-16
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 2003

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


          DELAWARE                                     75-1590407
-----------------------------             --------------------------------------
  (State of Incorporation)                  (IRS Employer Identification Number)


       2188 West 2200 South
       Salt Lake City, Utah                                            84119
 --------------------------------------------                      -------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                           February 28, 2003
  -----------------------------------                         -----------------
   Common stock, $.001 Par Value                                 17,800,277



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

                              Assets                                            February 28,
                              ------                                                2003
                                                                             -----------------
Current assets:
    Cash and cash equivalents                                                $         412,718
    Receivables, net of $67,371 allowance for doubtful
      accounts                                                                         396,281
    Related party receivables                                                          194,399
    Inventories                                                                        864,733
    Other current assets                                                                26,886
                                                                             -----------------
           Total current assets                                                      1,895,017
                                                                             -----------------

Property and equipment, net                                                            111,166
Patents, net                                                                            27,824
                                                                             -----------------
                                                                             $       2,034,007
                                                                             -----------------

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                                         $         198,212
    Accrued expenses                                                                   650,604
    Current portion of deferred revenue                                                 52,989
                                                                             -----------------

           Total current liabilities                                                   901,805
                                                                             -----------------

Long term liabilities
    Deferred revenue                                                                    60,886
                                                                             -----------------

           Total liabilities                                                 $         962,691
                                                                             ------------------

Stockholders' equity:
     Preferred stock, .001 par value; 10,000,000 authorized,
      no shares issued and outstanding
    Common stock, $.001 par value; authorized 40,000,000 shares;
      issued and outstanding 17,800,277, shares                                         17,801
    Additional paid-in capital                                                      21,056,912
    Deferred compensation                                                              (27,416)
    Accumulated deficit                                                            (19,975,747)
    Common stock in treasury 13,412 shares, at cost                                       (234)
                                                                             -----------------

           Net stockholders' equity                                                  1,071,316
                                                                             -----------------

                                                                             $       2,034,007
                                                                             =================
See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)
              Periods ended February 28, 2003 and February 28, 2002

                                                                       Three Months                        Six Months
                                                                          Ended:                             Ended:
                                                             -----------------------------      -----------------------------
                                                              February 28,    February 28,      February 28,     February 28,
                                                                  2003              2002             2003              2002
                                                             ------------     ------------      ------------     ------------

Sales                                                        $    212,121     $     26,147      $    254,954     $    294,515
Related party sales                                               283,740          380,215         1,041,191          585,819
                                                             ------------     ------------      ------------     ------------

           Total revenues                                         495,861          406,362         1,296,145          880,334
                                                             ------------     ------------      ------------     ------------
Costs and expenses:
    Cost of product sales                                          56,540           21,133            62,710           78,877
    Cost of related party sales                                   113,974          173,029           456,961          330,147
    Research and development                                      184,806          143,493           340,465          294,681
    Selling, general, and administrative                          249,128          250,260           498,119          498,427
                                                             ------------     ------------      ------------     ------------

           Total costs and expenses                               604,448          587,915         1,358,255        1,202,132
                                                             ------------     ------------      ------------     ------------

           Operating loss                                        (108,587)        (181,553)          (62,110)        (321,798)

Other income
    Interest income                                                 1,055              718             2,185            2,347
                                                             ------------     ------------      ------------     ------------

           Total other income                                       1,055              718             2,185            2,347
                                                             ------------     ------------      ------------     ------------
           Net loss                                          $   (107,532)    $   (180,835)     $    (59,925)    $   (319,451)
                                                             ============     ============      ============     ============

Net loss per common and common equivalent share,
   basic and diluted                                         $       (.01)    $       (.01)     $          -             (.02)
                                                             ------------     ------------      ------------     ------------

Weighted average number of shares outstanding,
    basic and diluted                                          17,777,000       17,711,000        17,776,000       17,652,000






See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                   Six months ended February 28, 2003 and 2002


Increase (Decrease) in Cash and Cash Equivalents                Feb. 28,          Feb. 28,
------------------------------------------------                  2003              2002
                                                             -----------------------------
Cash flows from operating activities:
    Net loss                                                 $    (59,925)    $   (319,451)
    Adjustments to reconcile net loss to
     net cash (used in) provided by
     operating activities:
       Depreciation and amortization                               24,013           23,817
       Deferred gain on sale of building                          (15,275)         (30,708)
       Stock compensation expense                                  11,199           12,000
       Deferred compensation                                        6,358            8,637
       (Increase) decrease in:
           Restricted certificate of deposit                            -           15,313
           Receivables                                            107,049          199,692
           Inventories                                            (58,003)         (94,790)
           Prepaid expenses and deposits                           (8,549)          12,272
       Increase (decrease) in:
           Accounts payable                                       135,591          (54,389)
           Accrued expenses                                       (96,933)         274,405
           Deferred revenue                                       (48,763)         (11,353)
                                                             ------------     ------------
              Net cash (used in) provided
                by operating activities                            (2,438)          77,848
                                                             ------------     ------------

Cash flows from investing activities:
    Purchase of property and equipment                             (6,744)          (8,384)
    Purchase of patent license                                          -          (18,000)
                                                             ------------     ------------

              Net cash used in investing activities                (6,744)         (26,384)

Cash flows from financing activities:
    Proceeds from issuance of common stock                              -           33,226
                                                             ------------     ------------

              Net cash provided by financing activities                 -           33,226
                                                             ------------     ------------

(Decrease) increase in cash and cash equivalents                   (9,182)          84,690
Cash and cash equivalents, beginning of period                    421,900          408,030
                                                             ------------     ------------
Cash and cash equivalents, end of period                     $    412,718     $    492,720
                                                             ============     ============

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

         o The Company paid no cash for interest or taxes during the period ended February 28, 2003 and 2002.
         o The Company issued options to purchase 75,000 shares of common stock for the periods ended February 28, 2003 and 2002, which resulted in an increase to Deferred Compensation of $7,500 and $10,500 respectively.
         o The Company issued 25,199 shares of common stock in exchange for 36,199 warrants to purchase the Company's Common Stock.


See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of February 28, 2003 and the Condensed Statements of Operations for the three and six months ended February 28, 2003 and 2002, and the Condensed Statements of Cash Flow for the six months ended February 28, 2003, and February 28, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 28, 2003 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 28, 2003, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net Loss Per Common Share

         Net loss per common share for the quarters ended February 28, 2003 and 2002, are based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3.    Related Party Transactions

         During the six months periods ended February 28, 2003 and 2002 the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder and member of the board of directors of approximately $1,041,000 and $586,000, respectively. These related party transactions represent 80.32 % and 66.54% of total sales.

         At February 28, 2003, accrued expenses includes approximately $297,000 consisting of deposits on orders placed by an unconsolidated affiliate and an entity controlled by a significant stockholder and member of the board of directors.

         At February 28, 2003, accounts receivable includes approximately $194,000 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.

Stock-Based Compensation
------------------------

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, only the intrinsic value has been recognized in the financial statements as expense. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                Six Months Ended February 28,
                                               ------------------------------
                                                     2003          2002
                                               ------------------------------

Net income (loss) - as reported                $    (59,925) $   (319,451)

Deduct total stock based employee
compensation expense determined under
fair value based method for all
awards, net of related taxes                        (63,113)      (58,290)
                                               ------------------------------

Net loss - pro forma                           $   (123,038) $   (377,741)
                                               ------------------------------

Basic and Diluted income (loss)
per share - asReported                         $          -  $       (.02)
                                               ------------------------------
Basic and Diluted income (loss )
per share -  pro-forma                         $       (.01) $       (.02)
                                               ------------------------------


         The fair value of each option granted for the six months ended February 28, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        ----------------------------------
                                               2003            2002
                                         ----------------------------------

Expected dividend yield                   $            -  $             -
Expected stock price volatility                      137%             143%
Risk-free interest rate                              4.2%             4.3%
Expected life of options                          5 years          5 years

         The weighted  average fair value of options and warrants granted during
the  six  months  ended   February  28,  2003  and  2002  were  $.60  and  $.73,
respectively.


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

         Revenue Recognition. Revenue is recognized when a valid purchase order has been received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales includes revenue from systems with software products, software license rights and service contracts. Software Revenue Recognition, generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to post-contract customer support is generally recognized over the support period. Revenue for products sold is recorded when products are delivered. Revenue from long-term service contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue and customer deposits payable include amounts from service contracts as well as payments received on sales of products which have not been shipped. We estimate collectibility of receivables based on numerous factors, including the credit worthiness of the customer, prior payment history, and review of public information.

         Inventory Reserves. As of February 28, 2003, we had recorded a reserve for potential inventory impairment of $50,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2003 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations. Our allowance for doubtful accounts at February 28, 2003 was approximately $67,000, or approximately 10.2% of the total outstanding receivables. Allowance estimates are recorded on a customer by customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. To date, actual results have not differed materially from management's estimates, however the non-payment of a receivable related to the sale of a BSD 500 or BSD 2000 could have a material adverse impact on our results of operations.

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $19,975,747. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock. We used $2,438 in cash from operating activities during the period ended February 28, 2003 compared to cash generated of $77,848 in the period ending February 28, 2002. Our investing activities resulted in net cash used of $6,744 relating to the purchase of certain property and equipment.

         At February 28, 2003, our working capital was $993,212 and our cash and cash equivalents totaled $412,718. We have no bank debt and no credit facility. Our contractual obligations and commercial commitments requiring capital resources include building rent of $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers.

         Our ability to fund our cash needs and grow our business depends on our ability to generate cash flow from operations and capital from financing activities. Our operating cash flow has fluctuated significantly in the past and may continue to do so in the future. While we believe that our current working capital and anticipated cash flow from future operations will be sufficient to fund our anticipated operations for fiscal year 2003, this belief is substantially dependent on successfully converting accounts receivable and inventory to cash and increasing revenue. We cannot assure that cash from operations will be sufficient to fund our cash needs. We will not likely be able to raise debt financing from institutional sources in the foreseeable future, or at least not on terms satisfactory to us. Our access to equity capital through the public equity market is also constricted. We may not be able to raise capital through private placements of equity securities on terms acceptable to us. If cash from operations is not sufficient to fund our cash needs and debt or equity capital is not available or at least not available on terms satisfactory to us, our ability to grow revenue and profits and generate cash would be constricted and we may not be able to continue operating.

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

Results of Operations:
----------------------

Six Months ended February 28, 2003

         Sales increased from $880,334 in the six months ended February 28, 2002 to $1,296,145 in the six months ended February 28, 2003, an increase of $415,811 or 47.23%, primarily due to increased sales to the Company's unconsolidated subsidiary and an entity controlled by a significant stockholder and member of the board of directors. We derived $553,943, or 42.74% of our revenue in the period ended February 28, 2003 from manufacturing, assembling and testing thermotherapy systems for TherMatrx and selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. The remaining related party revenue of approximately $487,248, or 46.8% was for a BSD-2000 system and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors and significant shareholder, is a stockholder, executive officer and a director of Medizin-Technik GmbH. The remaining revenue was $183,386 for BSD-500 sales, $35,976 for service contracts, and $35,592 for other miscellaneous items.

         Gross profit for the six months ended February 28, 2003 was $776,474 or 59.9% as compared to $471,310 or 53.53% of total product sales for the period ending February 28, 2002. The increase in gross profit as a percentage of total product sales was primarily because of increases in sales of higher margin hyperthermia system products for the period ending February 28, 2003 accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales.

         Selling, General and Administrative expenses were $498,427 in the six months ended February 28, 2002, as compared to $498,119 in the six months ended Februrary 28, 2003.

         Research and Development expenses were $340,465 for the six months ended Februrary 28, 2003, as compared to $294,681 in the six months ended February 28, 2003. Research and Development expenses in the period ending February 28, 2003 related primarily to development work on our BSD-2000o3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         Total Costs and Expenses increased by $156,123, an increase of 12.98%, primarily due to higher cost of goods sold as a result of higher sales volume and Research and Development costs associated with the BSD 500.

         Net Loss for the period ending February 28, 2003 was $59,925 compared to $319,451 for the February 28, 2002 period. The reduction in net loss was primarily due to increased sales volume.

Three Months ended February 28, 2003

         Sales increased from $406,362 in the three months ended February 28, 2002, to $495,861 in the three months ended February 28, 2003, an increase of $89,499 or 22.02%, primarily due to increased sales to the Company's unconsolidated subsidiary and an entity controlled by a significant stockholder and member of the board of directors. We derived $204,113, or 41.77% of our revenue in the period ended February 28, 2003 from manufacturing, assembling and testing thermotherapy systems for TherMatrx and selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. The remaining related party revenue of approximately $76,624, or 15.48% was for component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors and a significant shareholder, is a stockholder, executive officer and a director of Medizin-Technik GmbH. The remaining revenue was $16,507 for service contracts, $183,386 for BSD 500 sales. and $15,233 for other miscellaneous items.

         Gross profit for the period ending February 28, 2003 was $325,347 or 65.61% as compared to $212,200 or 52.21% of total product sales for the period ending February 28, 2002. The increase in gross profit as a percentage of total product sales was primarily because of increases in sales of higher margin hyperthermia system products for the period ending February 28, 2003 accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales.

         Selling, General and Administrative expenses was $249,128 in the three months ended February 28, 2003, as compared to $250,260 in the three months ended February 28, 2002 a decrease of $1,132 or .45%.

         Research and Development expenses were $184,806 for the three months ended February 28, 2003, as compared to $143,493 in the three months ended February 28, 2002. Research and Development expenses in the period ending February 28, 2003 related primarily to development work on our BSD-2000o3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         Total Costs and Expenses increased by $16,533, an increase of 2.81%, primarily due to increased research and development costs.

         The Net Loss for the three months ending February 298, 2003, was $107,532 as compared with a Net Loss of $180,535 for the three months ending February 28, 2002 was primarily due to higher sales volume.

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

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

         On March 26, 2003, the Company settled a lawsuit with EDAP TMS S.A. through a mediator for payment to the Company of $275,000. On May 7, 2002, the Company had brought suit against EDAP in the Third District Court, Salt Lake County, State of Utah, seeking damages for alleged breaches by EDAP of the License Agreement dated July 3, 1996 between EDAP and the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

         None
         ----

         b) Reports on Form 8-K - During the quarter, no reports on Form 8-K were filed by the Company.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BSD MEDICAL CORPORATION



Date:  April 16, 2003                            /s/ Hyrum A. Mead
       --------------                            -----------------
                                                 President



A. CERTIFICATIONS

         I, Hyrum A. Mead, certify that:

         1. I have reviewed this quarterly Report on Form 10-QSB of February 28, 2003.

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



Date: April 16, 2003                            /s/ Hyrum A. Mead
      --------------                            --------------------
                                                President (principal
                                                executive officer)

         I, Dennis E. Bradley, certify that:

         1. I have reviewed this quarterly Report on Form 10-QSB of February 28,2003.

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


Date: April 16, 2003                         /s/ Dennis E. Bradley
      --------------                         -----------------------------------
                                             Controller (principal financial and
                                             Financial officer)

         PART II. OTHER INFORMATION




B.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002



         In connection with the quarterly report of February 28, 2003, (the "Company") on Form 10-Q for the quarter ended February 28, 2003, Hyrum A. Mead hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

         1.   The  quarterly  report fully  complies  with the  requirements  of
              Section 13(a) of the Securities Exchange Act of 1934; and

         2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: April 16, 2003                              /s/ Hyrum A. Mead
      --------------                              --------------------
                                                  President (principal
                                                  executive officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


         In connection with the quarterly report of February 28, 2003 (the "Company") on Form 10-Q for the quarter ended February 28, 2003, Dennis E. Bradley hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

         1.   The  quarterly  report fully  complies  with the  requirements  of
              Section 13(a) of the Securities Exchange Act of 1934; and

         2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: April 16, 2003                         /s/ Dennis E. Bradley
      --------------                         -----------------------------------
                                             Controller (principal financial and
                                             Financial officer)