Form 10QSB
period 2003-05-31
BSD MEDICAL CORP
filed 2003-07-15
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2003

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


           DELAWARE                                   75-1590407
     ----------------------                ------------------------------------
    (State of Incorporation)               (IRS Employer Identification Number)


       2188 West 2200 South
       Salt Lake City, Utah                                   84119
  ---------------------------------------                   ---------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                               Outstanding as of May 31, 2003
  -----------------------------                  ------------------------------
  Common stock, $.001 Par Value                          17,839,633



Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

                              Assets
                              ------                               May 31,
                                                                    2003
                                                             -----------------
Current assets:
    Cash and cash equivalents                                $         177,862
    Receivables, net                                                   400,585
    Related party receivables                                          239,483
    Inventories                                                        927,121
    Prepaid Expenses                                                    17,464
    Deposits                                                            11,468
                                                             -----------------
           Total current assets                                      1,773,983
                                                             -----------------

Property and equipment, net                                            152,215
Patents, net                                                            27,355
                                                             -----------------
                                                             $       1,953,553
                                                             -----------------

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                         $         159,587
    Accrued expenses                                                   531,237
    Current portion of deferred revenue                                 48,098
                                                             -----------------

           Total current liabilities                                   738,922
                                                             -----------------
Long term liabilities
     Deferred revenue                                                   49,269
                                                             -----------------

           Total liabilities                                 $         788,191
                                                             -----------------

Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
        authorized, no shares issued and
        outstanding                                                          -
    Common stock, $.001 par value; authorized
      40,000,000 issued and outstanding
      17,839,027 shares                                                 17,840
    Additional paid-in capital                                      21,070,874
    Deferred compensation                                              (27,416)
    Accumulated deficit                                            (19,895,702)
    Common stock in treasury 13,412 shares, at cost                       (234)
                                                             -----------------

           Net stockholders' equity                                  1,165,362

                                                             $       1,953,553
                                                             =================

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)
                   Periods ended May 31, 2003 and May 31, 2002



                                                                      Three Months                       Nine Months
                                                                         Ended:                            Ended:
                                                             -----------------------------      -----------------------------
                                                                May 31,          May 31,           May 31,         May 31,
                                                                  2003             2002              2003            2002
                                                             ------------     ------------      ------------     ------------
Sales                                                        $     42,554          105,348      $    297,508          399,863
Royalty revenue in arrears                                        275,000                -           275,000                -
Related party revenue                                             369,128          714,522         1,410,319        1,300,341
                                                             ------------     ------------      ------------     ------------

           Total revenues                                         686,682          819,870         1,982,827        1,700,204
                                                             ------------     ------------      ------------     ------------
Costs and expenses:
    Cost of product sales                                           8,234           51,038            70,944          129,916
    Related party cost of product sales                           193,146          346,458           650,107          676,605
    Research and development                                      160,241          158,597           500,706          455,678
    Selling, general, and administrative                          245,495          230,523           743,614          726,549
                                                             ------------     ------------      ------------     ------------

           Total costs and expenses                               607,116          786,616         1,965,371        1,988,748
                                                             ------------     ------------      ------------     ------------

           Operating income (loss)                                 79,566           33,254            17,456         (288,544)

Other income (expense):
    Interest income                                                   479            1,283             2,664            3,630
                                                             ------------     ------------      ------------     ------------

                                                                                                                 ------------
                                                             ------------     ------------      ------------
           Net income (loss)                                 $     80,045           34,537      $     20,120         (284,914)
                                                             ============     ============      ============     ============

Net (loss) income per common and common equivalent
   share, basic and diluted                                  $        .00              .00      $        .00             (.02)
                                                             ------------     ------------      ------------     ------------
Weighted average number of shares outstanding:
                                                             ------------     ------------      ------------     ------------
Basic                                                          17,826,939       17,757,000        17,793,170       17,680,000

Diluted                                                        18,211,939       19,858,000        18,209,160       17,680,000
                                                             ============     ============      ============     ============


See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                 Nine Months ended May 31, 2003 and May 31, 2002

                                                                May 31,           May 31,
                                                                 2003              2002
                                                              ------------    -------------
Cash flows from operating activities:
    Net income (loss)                                         $     20,120         (284,914)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
       Provision for allowance for doubtful account                      -           42,403
       Depreciation and amortization                                36,454           36,171
       Deferred compensation                                         6,358            8,637
       Stock compensation expense                                   24,000           24,000
       Deferred gain on sale of asset                              (15,275)         (46,062)
       (Increase) decrease in:
              Restricted certificate of deposit                          -           15,313
           Receivables                                              57,661          201,116
           Inventories                                            (120,391)         (93,514)
           Prepaid expenses and deposits                           (10,595)           3,573
       Increase (decrease) in:
           Accounts payable                                         96,966           51,309
           Accrued expenses                                       (216,300)         202,325
           Deferred revenue                                        (65,271)         (31,142)
                                                              ------------    -------------
              Net cash flows provided by (used in)
               operating activities                               (186,273)         129,215
                                                              ------------    -------------

Cash flows from investing activities:
    Purchase of property and equipment                             (59,765)         (19,296)
    Purchase of patent license                                           -          (18,000)
                                                              ------------    -------------

              Net cash used in investing activities                (59,765)         (37,296)
                                                              ------------    -------------

Cash flows provided by financing activities-
    proceeds from issuance of common stock                           2,000           34,601
                                                              ------------    -------------

(Decrease) Increase in cash and cash equivalents              $   (244,038)         126,520
Cash and cash equivalents, beginning of period                     421,900          408,030
                                                              ------------    -------------
Cash and cash equivalents, end of period                      $    177,862          534,550
                                                              ============    =============

      o The Company paid no cash for interest or taxes during the periods ended May 31, 2003 and 2002.
      o The Company issued 75,000 options for the periods ended May 31, 2003 and 2002, which resulted in an increase to Deferred Compensation of $7,500 and $10,500 respectively.
      o During the nine months ended May 31, 2003 the Company issued 25,199 shares of common stock in exchange for 36,199 warrants to purchase the Company's Common Stock
      o During the nine months ended May 31, 2003 the Company issued 20,000 shares of the Company's Common Stock to one of its directors for the exercise of options at $.10 per share

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of May 31, 2003 the Condensed Statements of Operations for the three and nine months ended May 31, 2003 and May 31, 2002; and the Condensed Statements of Cash Flow for the nine months ended May 31, 2003 and May 31, 2002, have been prepared by the Company without an audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 2003 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine month periods ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year.


Note 2.    Net Income (Loss) Per Common Share

         Net income (loss) per common share for the quarters ended May 31, 2003, and May 31, 2002, is based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3.    Related Party Transactions

         During the nine months ended May 31, 2003 and 2002 the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder of $1,410,319 and $1,300,341 respectively.

         At May 31, 2003, deposits payable included in accrued expenses include $199,590 consisting of deposits on orders placed by an unconsolidated affiliate and an entity controlled by a significant stockholder.

         At May 31, 2003, accounts receivable includes approximately $239,483 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.

Note 4.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, only the intrinsic value has been recognized in the financial statements as expense. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro- forma amounts indicated below:

                                                          Nine Months
                                                         Ended May 31,
                                                ----------------------------
                                                     2003           2002
                                                ----------------------------

Net income (loss) - as reported                 $     20,120    $   (284,914)

Deduct total stock based employee
compensation expense determined under
fair value based method for all
awards, net of related taxes                         (63,113)        (58,290)
                                                ----------------------------

Net loss - pro forma                            $    (42,993)   $   (343,204)
                                                ----------------------------

Basic and Diluted income (loss) per
share - as Reported                             $        .00    $       (.02)
                                                ----------------------------

Basic and Diluted income (loss) per
share - pro-forma                               $        .00    $       (.02)
                                                ----------------------------

         The fair value of each option granted for the nine months ended May 31, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                ----------------------------
                                                    2003            2002
                                                ----------------------------

Expected dividend yield                         $          -    $          -
Expected stock price volatility                         137%            143%
Risk-free interest rate                                 4.2%            4.3%
Expected life of options                             5 years         5 years

         The weighted average fair value of options granted during the nine months ended May 31, 2003 and 2002 were $.60 and $.73, respectively.


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

         Inventory Reserves. As of May 31, 2003, we had recorded a reserve for potential inventory impairment of $50,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2003 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations. Our allowance for doubtful accounts at May 31, 2003 was approximately $67,000, or approximately 9.5% of the total outstanding receivables. Allowance estimates are recorded on a customer by customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. To date, actual results have not differed materially from management's estimates, however the non-payment of a receivable related to the sale of a BSD 500 or BSD 2000 could have a material adverse impact on our results of operations.

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $19,895,702. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock. We used $186,273 in cash from operating activities during the period ended May 31, 2003 compared to cash generated of $129,215 in the period ended May 31, 2002. Our investing activities for the period ended May 31, 2003 resulted in net cash used of $59,765 relating to the purchase of certain property and equipment.

         Included in Accounts Receivable is approximately $345,000 which is significantly past due from one customer. Based on documents provided by one of the customer's funding sources, we anticipate collection of the receivable in the fourth quarter. However, there can be no absolute assurance that the receivable will be collected. If the receivable is not collected during the fourth quarter we will be required to record a bad debt allowance for the receivable. Such bad debt allowance would result in a bad debt expense of approximately $345,000 and would have an adverse affect on the Company's working capital, liquidity, and earnings.

         At May 31, 2003, our working capital was $1,035,061, which included the significantly past due receivable of $345,000 as noted in the paragraph above, and our cash and cash equivalents totaled $177,862. We have no bank debt and no credit facility. Our contractual obligations and commercial commitments requiring capital resources include building rent of $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers.

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

         Cash flow from operations was primarily due to collections in accounts receivable which provided $57,661 of cash flow. The primary use of cash for operations related to an increase in inventory of $120,391. The current cash position, accounts receivables and funds from operations were sufficient to meet the Company's current operating cash requirement for the period.

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

Results of Operations:
----------------------

Nine Months ended May 31, 2003

         Product sales for the nine months ended May 31, 2003 increased by $7,623, or .44% as compared to the nine months ended May 31, 2002. Royalty revenue consisting of fees paid to the Company for the use of certain patents was $275,000 as a result of a settlement of litigation with EDAP for back due royalties. The $275,000 was a one time settlement for over-due royalties and no futher royalty revenue related to the EDAP license will be realized in future periods. Selling, General and Administrative Expenses were $743,614 for the nine months ended May 31, 2003, an increase of $17,065 or 2.38%, as compared to $726,549 for the nine months ended May 31, 2002 due to changes in the cycle of promotional expenses and increases in legal fees. Total costs and expenses decreased by $23,377, a decrease of 1.17%, primarily due to the decrease in cost of product sales. The net income for the nine months ending May 31, 2003 was $20,120, as compared with a net loss of $284,914 for the nine months ending May 31, 2002.

         Gross profit for the nine months ended May 31, 2003 was $986,776 or 57.77%, excluding the royalty revenue in arrears, as compared to $893,683 or

52.56% of total product sales for the period ending May 31, 2002. The increase in gross profit as a percentage of total product sales was primarily because of increases in sales of higher margin hyperthermia system products for the period ending May 31, 2003 accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales.

         Research and Development Expenses increased to $500,706 in the nine months ended May 31, 2003 as compared to $455,678 for the nine months ended May 31, 2002, an increase of $45,028 or 9.88% to support completion of new products under development.

Three Months ended May 31, 2003

         Product Sales for the three months ended May 31, 2003, were $411,682 as compared to $819,870 for the three months ended May 31, 2002 a decrease of $408,188 or 49.78%, primarily due to decreased sales to the Company's related party European distributor during that period. Selling, General and Administrative Expenses increased from $230,523 in the three months ended May 31, 2002 to $245,495 in the three months ended May 31, 2003, an increase of $14,972 or 6.49%, due to changes in the cycle of promotional expenses and higher legal fees to settle and collect past due royalty revenue. Total costs and expenses decreased by $179,500, a decrease of 22.82%. Net income for the three months ending May 31, 2003, was $80,045, as compared to a net income of $34,537 for the three months ending May 31, 2002.

         Gross profit for the three months ended May 31, 2003 was $210,302 or 51.08% as compared to $422,374 or 51.51% of total product sales for the period ending May 31, 2002.

         Research and Development Expenses increased to $160,241 for the three months ended May 31, 2003, as compared to $158,597 for the three months ended May 31, 2002, an increase of $1,644 or 1.03%

         FORWARD OUTLOOK AND RISKS. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K - During the quarter, no reports on Form 8-K were filed by the Company.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BSD MEDICAL CORPORATION



Date:  July 15, 2003                            /s/ Hyrum A. Mead
       -------------                            -----------------
                                                Hyrum A. Mead
                                                President

A. CERTIFICATIONS

         I, Hyrum A. Mead, certify that:

         1. I have  reviewed  this  quarterly  Report on Form  10-QSB of May 31,
2003.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

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



Date:    July 15, 2003                          /s/ Hyrum A. Mead
         -------------                          --------------------
                                                President (principal
                                                Executive officer)


         I, Dennis E. Bradley, certify that:

         1. I have  reviewed  this  quarterly  Report on Form  10-QSB of May 31,
2003.

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

 Date:  July 15, 2003                           /s/ Dennis E. Bradley
        -------------                           -------------------------------
                                                Controller (principal financial
                                                and Financial officer)
A. CERTIFICATIONS


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


         In connection with the quarterly report of May 31, 2003 (the "Company") on Form 10-Q for the quarter ended May 31, 2003, Hyrum A. Mead hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

         1.   The  quarterly  report fully  complies  with the  requirements  of
              Section 13(a) of the Securities Exchange Act of 1934; and

         2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     July 15, 2003                              /s/ Hyrum A. Mead
     -------------                              ------------------------------
                                                President (principal executive
                                                officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


         In connection with the quarterly report of May 31, 2003 (the "Company") on Form 10-Q for the quarter ended May 31, 2003, Dennis E. Bradley hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

         3.   The  quarterly  report fully  complies  with the  requirements  of
              Section 13(a) of the Securities Exchange Act of 1934; and

         4. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     July 15, 2003                              /s/ Dennis E. Bradley
     -------------                              -------------------------------
                                                Controller (principal financial
                                                and Financial officer)