Form 10KSB
period 2003-08-31
BSD MEDICAL CORP
filed 2003-12-01
CIK 320174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2003

                         Commission file number 0-10783

                             BSD MEDICAL CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                  75-1590407
     (State of incorporation)              (I.R.S. Employer Identification No.)

            2188 West 2200 South
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

Issuer's revenues for its most recent fiscal year:  $2,572,682

The approximate aggregate market value of the issuer's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 28, 2003, was $28,529,666.

As of November 28, 2003, there were 19,675,632 shares of the issuer's common stock, par value $0.001, outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes  [  ]   No  [X]

                                     PART I


                           FORWARD LOOKING STATEMENTS

         Part I of this Annual Report on Form 10-KSB and in particular "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to our business. These forward-looking statements include statements regarding our anticipated financial performance, business prospects, receipt of FDA approvals, technological developments, new products, research and development efforts, and similar matters including our expectation that related party revenue will continue to be a significant portion of our total revenue and that sales of BSD-500 and BSD-2000 systems will be a greater percentage of total revenue in fiscal 2004 and our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2004. In addition terms such as "expect," "may," "should," "will," "anticipate," "believe," "intend," "estimate," "plan," "continue," "should," "potential," "will," "project," "likely" or similar expressions or the negative of such expressions identify forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that could cause our actual results and achievements to be materially different than those expressed or implied by our forward-looking statements. These risks, uncertainties and other factors include those identified in the section below entitled "Risks Related to our Business" in Part I.

ITEM 1.  BUSINESS

Overview
--------

         BSD Medical Corporation develops, manufactures, markets and services hyperthermia microwave systems used to treat cancer, the second leading cause of death in the United States according to the National Cancer Society. Our treatment systems precisely deliver microwave energy to elevate the temperature of cancerous tumors, directly killing cancerous cells and significantly enhancing the effectiveness of certain other cancer therapies. We also manufacture products and supply services for TherMatrx, Inc., a medical device company in which we have ownership. For convenience, the terms "company," "BSD," "we" and "our" refer to BSD Medical Corporation.

         The focus of our cancer therapy business is to develop and commercialize systems that can provide hyperthermia treatment for cancerous tumors that occur anywhere in the body. To accomplish this, we have developed systems capable of treating both superficial and deep tumors through a variety of techniques and approaches. These systems consist of two families of products, the BSD-500 and the BSD-2000.

         In October 2003 we announced that we had received FDA approval for a new operating system, allowing us to launch the commercial market introduction of a new family of six systems (the BSD-500i-4, BSD-500s-4, BSD-500c-4, BSD-500i-8, BSD-500s-8 and BSD-500c-8) to treat cancer patients using superficial and interstitial hyperthermia. We have also obtained CE Mark certification required to export these systems to Europe. In addition to treating melanoma, recurring breast cancer and other cancers requiring superficial therapy, these new systems are used as companions to brachytherapy systems that treat cancer through interstitial radiation. There are over 1,500 brachytherapy systems installed providing a target customer base for our systems. The new systems have been six years in planning and development, inspired by a 1996 publication of a Johns Hopkins Hospital study in CANCER, which demonstrated the practical and effective use of interstitial hyperthermia in treating cancer (CANCER, June 1, 1966, pp. 2363-2370). Numerous other studies have supported this conclusion. The new systems are commercially designed for treatment of cancer patients using superficial and interstitial hyperthermia therapy. They are compact, portable and ergonomically engineered for use in a demanding hospital environment.

         Our BSD-2000 family of systems employs an advanced phased array of microwave antennae used to focus on and treat tumors located deep in the body. It has not been submitted for FDA Pre-Market Approval (PMA). The phase III clinical trial through which we intend to seek a PMA for this system has already been completed, and we are well underway in developing the commercial version of the BSD-2000 that we intend to use as the basis of the FDA submission.

         In addition to systems for treating cancer, we have also developed a system used in the therapy of a major benign condition. We currently own approximately 30% of TherMatrx, which markets a medical device that we developed for the treatment of benign prostatic hyperplasia, or BPH. BPH results from enlargement of the prostate as men age, and is a major health condition so prevalent that its symptoms affect over half of men by age 60 and 90% of men by age 85, according to data presented in a Mayo Clinic and Mayo Foundation study published in 1995 in the Archives of Internal Medicine. TherMatrx received FDA approval to market its TMx-2000 thermotherapy system for treating BPH in July 2001, and since then it has been aggressively selling and marketing the TMx-2000. In this filing we have reported that the rapid growth of TherMatrx has resulted in sales in excess of $13 million and a net income in excess of $1.5 million in only its second full fiscal year since the FDA approval. In addition to being a significant equity owner of TherMatrx, we provide technical and regulatory support services for TherMatrx on a consulting basis, and manufacture and test some of its products. In fiscal 2002 and 2003, TherMatrx was our largest customer.

Cancer and Hyperthermia Therapy
-------------------------------

         Despite the massive attention given to cancer prevention and treatment, the American Cancer Society projects that 1,334,100 new cancer cases will be diagnosed and that 556,500 Americans will die from cancer during 2003 (up from 555,500 cancer deaths in 2002). Exceeded only by heart disease, cancer, as a group of diseases, remains the second leading cause of death in the United States. Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread, or mestastasize, to other parts of the body.

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

         Since 1978, BSD has been heavily involved in developing technological advances to expand the use of hyperthermia therapy for the treatment of cancer. Our efforts have included joint work with many notable cancer research centers in the United States and Europe. In past years funding for our research efforts has been provided by such sources as the National Institutes of Health in the United States and major European government agencies. In recent years, we have focused our efforts in perfecting the technology required to precisely deliver deep, non-invasive hyperthermia therapy for the treatment of pelvic and other deep cancers and to demonstrate effective use of deep hyperthermia through clinical trials. We believe that our BSD-2000 system has emerged from these development as the world's most advanced system for deep hyperthermia therapy.

         In the opening address of a past annual meeting of the North American Hyperthermic Society (sponsored by the Radiologial Society of North America), P.
K. Sneed, M.D. of the University of California at San Francisco summarized the results of completed randomized clinical trials in which the effectiveness of radiation therapy combined with hyperthermia therapy were compared with the results of radiation therapy alone in cancer treatment. The summary of the report on these trials was that for melanoma, after two years, local control (local regression or disappearance of the tumor) was 28% for the control group of patients who received radiation therapy alone vs. 46% local control for the patients who received both hyperthermia and radiation therapy. For recurrent breast cancer, the complete response rate (complete disappearance of the tumor) increased from 38% for those receiving radiation therapy alone to 60% for those patients who received both hyperthermia and radiation therapy. For glioblastoma (brain cancer), the two-year survival rate for patients who received radiation therapy alone was 15%, compared to 31% survival rate two years after treatment for those who received both hyperthermia and radiation therapy. For advanced cervical cancer, the complete response rate (disappearance of the tumor) rose from 57% for patients who received radiation treatments alone to 83% for patients receiving both hyperthermia and radiation therapy. The cervical cancer data was based on the condition of patients three years after treatment.

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

         BSD-500 Systems. Our BSD-500 systems are used to deliver either superficial or interstitial hyperthermia therapy or both. There are six configurations of the BSD-500. The BSD-500i-4 and BSD-500i-8 provide interstitial hyperthermia treatment using four or eight channel generators, respectively. Each channel can control three interstitial applicators. The BSD-500s-4 and BSD-500s-8 provide superficial hyperthermia treatment using four or eight channel generators. The BSD-500c-4 and BSD-500c-8 provide both superficial and interstitial hyperthermia treatments using four or eight channel generators. These systems include a touch screen display monitor by which the operator controls the hyperthermia treatment, computer equipment and software that controls the delivery of microwave energy to the tumor, and a generator that creates the needed microwave energy for the treatment. Additionally, the systems include a variety of applicators, depending on each system configuration. Non-invasive superficial applicators are used for superficial hyperthermia treatments. For interstitial hyperthermia treatments, the system may include up to 24 tiny microwave heat-delivering antennae that are inserted into catheters used in the standard practice for internal radiation therapy (called brachytherapy).

         In October 2003 we announced that we had received FDA approval for a new operating system, allowing us to launch the commercial market introduction of this new family of six systems. Our FDA approval (described as a Pre-Market Approval, or PMA, the standard FDA approval required to market Class III medical devices) for the BSD-500 family of systems is applicable to the marketing of all six configurations of the BSD-500 in the United States. We have also certified the BSD-500 systems for the CE Mark, which is required for export into some European countries. Obtaining FDA approval and CE Mark for the new BSD-500 operating systems were major milestones in our ongoing objectives.

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

         Development of the BSD-2000, the BSD-2000/3D and the BSD-2000.3D/MR has required a substantial effort involving the cooperative work of such American research institutions as Duke University, Northwestern University, University of Southern California, Stanford University, University of Utah and University of Washington St. Louis. Contributing European research institutions include Daniel den Hoed Cancer Center of the Academisch Ziekenhuis (Rotterdam, Netherlands), Haukeland University Hospital (Bergen, Norway), Dusseldorf University Medical School, Tubingen University Medical School, Essen University Hospital, Charite Medical School of Humboldt University (Berlin), Luebeck University Medical School, Munich University Medical School Grosshadern, Interne Klinik Argirov of the Munich Comprehensive Cancer Center, University of Erlangen (all of Germany), University of Verona Medical Center (Italy), Graz University Medical School (Austria) and Kantonsspital Aarau (Switzerland).

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

         The first BSD-2000/3D/MR system was installed and tested at a leading German oncological research institution, the Clinic of Medical Oncology of the Klinikum Gro(beta)hadern Medical School of Ludwigs-Maximilians-Universitat Munchen, in Munich, Germany. The Medical School received funding from the Stiftung Deutsche Krebshilfe e. V. (German Cancer Aid Foundation) for the system order. A second BSD-2000/3D/MR has subsequently been installed at the Department of Radiology of Charite University Medical School of Humboldt University in Berlin, Germany, as part of a collaborative effort with Siemens Medical Systems. The funding for purchase and development of these systems was provided by German government and public foundation funds.

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

         TherMatrx's TMx-2000 system is a non-surgical, catheter-based therapy that has been shown to provide safe and effective relief from BPH symptoms. The treatment can be performed in a clinic or physician's office. The therapy avoids the side effects and complications of surgery. TherMatrx obtained FDA approval to begin marketing its products in July of 2001 and began aggressively marketing the TMx-2000 shortly after receiving FDA approval

         In manufacturing, assembling and testing the TMx-2000 system and supplying equipment components and providing consulting services to TherMatrx, TherMatrx has become our largest customer. For the year ended August 31, 2003, TherMatrx accounted for $1,454,943, or approximately 56.55%, of our revenue. TherMatrx is under no contractual obligation to obtain from us products or manufacturing, assembling, testing and other services, and is free to obtain such products and services from another source at any time. We cannot assure you that we will continue to provide such services to TherMatrx, and the loss of TherMatrx as a customer could have a material adverse effect on our business.

         Medizin-Technik GmbH. Additionally, we supply equipment components to Medizin-Technik GmbH located in Munich, Germany, which is a significant distributor of our hyperthermia therapy systems in Europe. Medizin-Technik purchases equipment which it installs and components to service our hyperthermia therapy systems that it sells to its customers in Europe. The President and Chief Executive Officer of Medizin-Technik is Dr. Gerhard W. Sennewald, a director and significant stockholder of BSD. Medizin-Technik was a significant customer for us in fiscal 2003 with sales of $517,979 or 20.13% of revenue.

Medizin-Technik GmbH. has been a significant customer in prior years and we anticipate that it will be a significant customer for us in the future. The loss of Medizin-Technik as a distributor and significant customer could have a material adverse effect on our business. The distribution rights of Medizin-Technik have been in place since the early 1980s.

Sales, Marketing and Distribution
---------------------------------

         In the United States, our target market includes clinics, hospitals and institutes in which cancer is treated. In the international market we similarly target cancer treatment centers in clinics, hospitals and institutes.

         We have entered into an agreement with Nucletron B.V., based in the Netherlands, under which Nucletron became our exclusive worldwide sales agent, except in Germany, Austria, Switzerland, Italy and China, for the version of our BSD-500i interstitial hyperthermia therapy system. Nucletron is one of the leading providers of high-dose internal radiation therapy throughout the world. Because our interstitial hyperthermia therapy is typically administered in combination with internal radiation therapy like Nucletron provides, we believe our relationship with Nucletron will be strongly complementary. Nucletron has over 1,500 radiation therapy systems installed in cancer treatment centers throughout the world, and we anticipate Nucletron will primarily target these customers as prospective customers for the enhanced BSD-500i. Our agreement with Nucletron can be terminated by either party upon written notice to the other party within thirty days prior to termination. Three months prior to the renewal date of the agreement (which extends until May 1, 2004), the parties may negotiate the conditions of the extension of the agreement or the conversion of the Agreement in a full distribution agreement. Nucletron has a first right of refusal to obtain exclusive distribution rights to sell our BSD-500i in the same territory in which it now acts as our sales agent if Nucletron performs adequately under our current sales agent agreement.

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

         General hyperthermia reimbursement has been approved in the United States, Germany, Holland, Switzerland and Japan. CMS has also provided billing codes for thermotherapy/thermal therapy treatment of BPH. These billing codes apply to TherMatrx's TMx-2000 system treatments of BPH.

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

Patents, Licenses, and Other Rights
-----------------------------------

         Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect significant technology, inventions and product improvements. We currently own six patents in the United States and two patents outside the United States. Four additional patents were assigned to TherMatrx, for which BSD maintained a license, and one patent license was obtained by us from University of California San Francisco and another license was obtained by us from the National Institutes of Health. A European patent for the BSD-2000/3D system has been issued. We feel that our patents represent the early pioneering and dominant patents in this field. These patents along with the advanced product development and leadership in the field are key elements for our current and future market position.

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

Research and Development
------------------------

         During the fiscal years ended August 31, 2003, and August 31, 2002, we expended $676,867 and $603,137 respectively for research and development, representing 26.30% and 22.56% of total revenues. Research and Development expenditures increased in 2003 due to costs associated with the development of the BSD-2000/3D/MR system, the continued enhancements of our BSD-500 systems and the development of new products not yet announced. Technological changes play an important part in the advancement of our industry. We intend to continue to devote substantial sums to research and development. Research and development efforts inherently involve risks and uncertainties that could aversely affect our projections, outlook and operating results.

Company History
---------------

         BSD was originally incorporated under the laws of the State of Utah on March 17, 1978. In July 1986, BSD was reincorporated in Delaware.

Employees
---------

         As of November 28, 2003, BSD had 26 employees; 23 of them were full time employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. We depend upon a limited number of key management, manufacturing, and technical personnel. Our future success will depend in part on our ability to retain these highly qualified employees.

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

         Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $20,486,107 at August 31, 2003. In fiscal 2003 we recorded a Net Loss of $570,285. Our Net Loss was primarily due from a write-off of a significant receivable of approximately $300,000 to bad debt expense, an increase to inventory reserve of $90,000 and lower overall sales .We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities. To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia therapy products to sustain and increase our profitability on a quarterly or annual basis. We may be unable to do so, and therefore may never achieve consistent profitability.

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

         For the year ended August 31, 2003, TherMatrx accounted for $1,454,943, or approximately 56.55%, of our net sales and has become our largest customer. We manufacture, assemble and test TherMatrx's TMx-2000 system, and also supply equipment components and provide consulting services to TherMatrx. TherMatrx is under no contractual obligation to obtain from us products or manufacturing, assembling, testing and other services, and it could seek to obtain such products and services from another source at any time. We cannot assure you that we will continue to provide such services to TherMatrx, and the loss of TherMatrx as a customer could have a material adverse effect on our business.

We depend on distributors for international sales.

         Historically, our revenues outside the United States have been derived from sales of hyperthermia therapy systems through third-party distributors. We have derived most of our revenue from such sales in Europe from sales through our distributor Medizin-Technik, GmbH, which also purchase equipment components and parts from us. Medizin-Technik sold none of our hyperthermia therapy systems in Europe in fiscal 2003, and we can provide no assurance that Medizin-Technik's sales will improve in the future. The loss, or ineffectiveness, of Medizin-Technik as a distributor and significant customer could have a material adverse effect on our business.

Our relationship with Nucletron as our sales representative for our enhanced BSD-500i system may fail to increase our revenue.

         We recently entered into an agreement with Nucletron B.V. under which Nucletron became our exclusive sales agent in most of the world for the version of our BSD-500i interstitial hyperthermia therapy system that we are currently enhancing. Nucletron has already commenced marketing our enhanced BSD-500i, and if we fail to complete our enhancements to the BSD-500i and obtain necessary CE Mark certification and PMA supplements for such enhancements, then we will not be able to fulfill orders from Nucletron. If we fail to complete these objectives, we may lose the confidence of Nucletron as a reliable supplier, and we will not increase our revenue as a result of our relationship with Nucletron. We sold one BSD-500 to Nucletron during FYE 2003.

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

         In the past, we have participated in substantial litigation regarding our patent and other intellectual property rights in the medical device industry. We have previously filed lawsuits for patent infringement against three of our competitors and subsequently settled all three of those lawsuits. Additional litigation against other parties may be necessary in the future to enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights. This litigation may require more financial resources than are available to us. We cannot guarantee that we will be able to successfully protect our rights in litigation.

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

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against or being taken by BSD Medical Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades publicly on the OTC Bulletin Board under the symbol "BSDM." The following table sets forth the high and low bid transactions, as provided by the OTC Bulletin Board, for the quarters in fiscal year 2002 and 2003. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                        Bid
                                             ---------------------------
        Quarter Ended:                            High          Low
        ----------------------------------------------------------------

        November 30, 2001................          .90            .90
        February 28, 2002................         1.16           1.10
        May 31, 2002.....................         1.00            .95
        August 31, 2002..................          .66            .66

        November 30, 2002................          .42            .42
        February 29, 2003................          .65            .60
        May 31, 2003.....................          .45            .45
        August 31, 2003..................          .80            .78

         As of November 19, 2003, there were approximately 592 holders of record of our common stock. We have not paid any cash dividends on our common stock since our inception and we have no intention of declaring any common stock dividends in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Part I of this Annual Report on Form 10-KSB and the following discussion should be read in conjunction with our financial statements included elsewhere in this Annual Report on Form 10-KSB and the "Risks Related to our Business" set forth at the end of Part I. This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to our business. These forward-looking statements include statements regarding our anticipated financial performance, business prospects, receipt of FDA approvals, technological developments, new products, research and development efforts, and similar matters including our expectation that related party revenue will continue to be a significant portion of our total revenue and that sales of BSD-500 and BSD-2000 systems will be a greater percentage of total revenue in fiscal 2004 and our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2004. In addition terms such as "expect," "may," "should," "will," "anticipate," "believe," "intend," "estimate," "plan," "continue," "should," "potential," "will," "project," "likely" or similar expressions or the negative of such expressions identify forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that could cause our actual results and achievements to be materially different than those expressed or implied by our forward-looking statements. These risks, uncertainties and other factors include those identified in the section entitled "Risks Related to our Business" in Part I.

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

         Since our inception, we have been engaged in the development and improvement of technology that can better accomplish cancer cure through hyperthermia therapy. From our predecessor hyperthermia systems, our current BSD-500 and BSD-2000 hyperthermia systems have emerged. We have also developed enhancements to our BSD-2000 system including the BSD-2000/3D that is designed to allow three dimensional steering of deep focused energy and heat to targeted tumors and tissue and the BSD-2000/3D/MR that includes an interface for magnetic resonance imaging. Our hyperthermia systems are sold with supporting software and may also be sold with support services. Since inception, we have generated substantial operating losses and at August 31, 2003, had an accumulated deficit of $20,486,107. We recorded net loss for fiscal 2003 of $570,285.

         We derived $1,907,585, or 74.14% of our revenue in fiscal 2003 from sales to related parties. Approximately $1,391,443 of such related party revenue was from manufacturing, assembling and testing thermotherapy systems for TherMatrx and selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. The remaining related party revenue of approximately $517,979 was for one BSD-2000 system and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In fiscal 2003, we derived $652,780, or 25.38% of our revenue from sales of our BSD hyperthermia systems, including one BSD-2000 systems and two BSD-500 system. The remaining revenue in fiscal 2003 of approximately $528,110 was generated from the sale of consumable devices used with our hyperthermia systems of $103,366, billable labor of $20,863, service contracts of $65,731 and royalty revenue of $338,500. Our ability to increase revenue depends primarily on our ability to continue to provide hyperthermia or thermotherapy systems and components to TherMatrx and Medizin-Technik and increase sales of our hyperthermia systems domestically and internationally. We expect related party revenues to continue to be a significant portion of total revenue as we continue to supply TherMatrx's expected sales growth and continue to sell hyperthermia systems in Europe through our distributor, Medizin-Technik. However, in fiscal 2004, we currently anticipate sales of our BSD-500 and BSD-2000 systems to be a greater percentage of total revenue. We recorded a net loss of $550,165 on revenue of $589,855 in the fourth quarter of fiscal 2003.

         Cost of sales for the year ended August 31, 2003, included raw material and labor costs. For the year ended August 31, 2003, we increased our reserve for potential inventory impairment by $90,000, resulting in a total inventory reserve of $140,000 at year-end. Because of the level of usage of certain inventory items, we estimated that such items on hand potentially exceeded the estimated near-term usage. Consequently, we determined to increase our inventory reserve. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

Recent Developments
-------------------

         On November 28, 2003, we completed the sale of an aggregate of 1,820,000 shares of our common stock to three institutional investors. The shares of common stock were sold for cash consideration of $1.10 per share, or a total of $2,002,000, pursuant to the terms of the Securities Purchase Agreement entered into by and among the investors and our company as of November 28, 2003. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. As provided in the Securities Purchase Agreement, we also agreed to cause a shelf registration statement covering the resale of these shares to be filed no later than 60 days after the closing of the private placement. We estimate that our net proceeds from the transaction, after paying a commission to our placement agent, T.R. Winston & Company, LLC, and legal other expenses related to the transaction, will be approximately $1,850,000. We also have agreed to issue to our placement agent a three-year warrant to purchase up to 91,000 shares at an exercise price per share of $1.80 as provided in the Securities Purchase Agreement.

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

         Inventory Reserves. As of August 31, 2003, we had recorded a reserve for potential inventory impairment of $140,000. Due to the level of usage of certain inventory items, we estimated that such items on hand potentially exceeded the estimated near-term usage. As a result, we determined to increase the inventory reserve by $90,000 in the fourth quarter. This estimate is determined based on our forecasted sales and related inventory usage to fill such sales orders as well as evaluation of technological enhancements that may render inventory items obsolete in the near-term. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2004 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations. Our allowance for doubtful accounts at August 31, 2003 was approximately $67,000, or approximately 14.23% of the total outstanding receivables. Bad debt expense for the fiscal year was approximately $300,000. This resulted from a sale of BSD-2000 that was recorded in FYE 2002 to a customer that was determined to be uncollectible in the fourth quarter of 2003. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. To date, actual results have not differed materially from management's estimates, with the exception of the above mentioned bad debt. The non-payment of a receivable related to the sale of a BSD-500 or BSD-2000 could have a material adverse impact on our results of operations.

Results of Operations: Comparison of Fiscal Years ended August 31, 2003 and 2002
--------------------------------------------------------------------------------

         Revenue. Revenue for fiscal 2003 was $2,572,682 compared to $2,672,472 for fiscal 2002, a decrease of $99,790, or approximately 3.73%. This decrease was mainly due to a decrease in sales to TherMatrx. Product sales decreased to $2,234,182 in 2003 from $2,672,472 in 2002 a decrease of $438,290 or 16.4%.

         Related Party Revenue. We derived $1,907,585, or 74.14% of our revenue in fiscal 2003 from sales to related parties as compared to $1,854,714, or 69.4% in fiscal 2002. Approximately $1,391,443 of such related party revenue in fiscal 2003 was from the sales of thermotherapy systems, component products and contract services to TherMatrx. There was also a payment for royalty revenue of $63,500 paid to BSD Medical Corp. by Thermatrx that is included in total revenue. During fiscal 2002, sales to TherMatrx were approximately $1,781,000. The remaining related party revenue of approximately $517,979 in fiscal 2003 was for one BSD-2000 system and various component parts sold to Medizin-Technik. Dr. Gerhard Sennewald, one of our directors and stockholders, is a stockholder, executive officer and a director of Medizin-Technik. During fiscal 2002, we had sales of approximately $74,000 to Medizin-Technik. The significant increase in sales to Medizin-Technik in fiscal 2003 was due to the normal rise and fall cycle associated with the sale of large-ticket item capital equipment.

         Non-related Party Revenue. In fiscal 2003, we derived approximately $601,597, or 23.38% of our total revenue as compared to approximately $817,758, or 30.59% in fiscal 2002 through non-related party sales. Our non-related party revenue consisted of sales of two BSD-500 systems in fiscal 2003 for approximately $203,386, consumable devices of $36,617, billable labor of $20,863, service contracts of $65,731 and royalty revenue of $275,000.

         Cost of Sales Cost of sales for fiscal 2003 was $1,227,377 compared to $1,114,846 for fiscal 2002, an increase of $112,531, or approximately 10.09%. This increase resulted primarily from charges to cost of sales due to the increase in our reserve for obsolete inventory of $90,000. Cost of sales for fiscal 2003 to unrelated parties decreased to $94,619 from $302,431 primarily because of the decrease in sales to unrelated customers. Cost of sales to related parties in fiscal 2003 increased to $1,132,758 from $812,415 in fiscal 2002 primarily because of the change in product mix and an increase in related party sales. During fiscal 2003, approximately 74% of the related party cost of sales were to TherMatrx and 26% were to Medizin-Technik. The products sold to TherMatrx generally require less cost per unit to manufacture than the BSD-2000 and BSD-500 systems.

         Gross Profit. Gross profit for fiscal 2003 was $1,227,377 or 54.93% of total product sales and related service, compared to $1,557,626, or 58.28% of total product sales in fiscal 2002. The decrease in gross profit as a percentage of total product sales was primarily because of decreases in sales of higher margin hyperthermia system products in fiscal 2003.

         Research and Development Expenses. Research and development expenses for fiscal 2003 were $676,867 compared to $603,137 for fiscal 2002, an increase of $73,730, or 12.22%. Research and development expenses in fiscal 2003 related primarily to development of commercial version of BSD-2000/3D/MR hyperthermia system and to our BSD-500 systems.

         Inventory Impairment Expense. We recorded an inventory impairment charge in fiscal 2003 of $90,000 increasing our total inventory reserve at August 31, 2003 to $140,000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2003 were $1,241,561 compared to $1,667,042 in fiscal 2002, a decrease of $425,481, or approximately 25.52%. This decrease was primarily due to less compensation expense of $717,000 related to the issuance to employees and directors of options to purchase TherMatrx stock in fiscal 2002. This was offset by higher bad debt expense of $300,394 and increased legal fees and lower administrative and regulatory costs and special promotion costs.

         Other Income. Other income for fiscal 2003 was $2,838 compared to $722,198 in fiscal 2002, a decrease of $719,360. The gain in 2002 was a result of the issuance to employees and directors of options to purchase TherMatrx shares. This issuance of options resulted in compensation expense and a corresponding obligation of $717,000. The TherMatrx shares issued upon exercise of the options had a net book value of $0, therefore the use of such shares to settle the obligation related to the options resulted in a gain of $717,000. The net effect of the gain on the transfer of the TherMatrx shares and the compensation expense related to the options issued was $0.

         Net Loss. In fiscal 2003 we had a net loss of $570,285 as compared to net income in fiscal of $9,645. The net loss was primarily caused be an increase in bad debt expense of $300,394, an increase in inventory reserve of $90,000 and lower overall sales for fiscal 2003.

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

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $20,486,107. We have historically financed our operations through sale of technology assets, issuance of common stock, and cash from operations. We used $227,298 in cash from operating activities in fiscal 2003 compared to cash generated of $19,800 in fiscal 2002. This was a result of our net loss of $570,285 for fiscal 2003 compared to net income of $9,645 in 2002 offset by an increase in accounts payable of $217,447 in 2003 compared to a reduction in accounts payable in fiscal 2002. Accrued expenses decreased by $133,066 primarily as a result of a decrease in customer deposits as orders were shipped. Our investing activities resulted in net cash used of $60,599 relating to the purchase of certain property and equipment. Cash provided by financing activities totaled $2,000 reflecting proceeds from the issuance of common stock in connection with the exercise of outstanding stock options.

         At August 31, 2003, our working capital was $447,678 and our cash and cash equivalents totaled $136,003. We have no bank debt and no credit facility. Our contractual obligations and commercial commitments requiring capital resources include building rent of $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers. We expect to expend approximately $670,000 on research and development in fiscal 2004 related to the BSD-500 and BSD-2000 systems.

         On November 28, 2003, we completed the sale of an aggregate of 1,820,000 shares of our common stock to three institutional investors. The shares of common stock were sold for cash consideration of $1.10 per share, or a total of $2,002,000, pursuant to the terms of the Securities Purchase Agreement entered into by and among the investors and our company as of November 28, 2003. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. As provided in the Securities Purchase Agreement, we also agreed to cause a shelf registration statement covering the resale of these shares to be filed no later than 60 days after the closing of the private placement. We estimate that our net proceeds from the transaction, after paying a commission to our placement agent, T.R. Winston & Company, LLC, and legal other expenses related to the transaction, will be approximately $1,850,000. We also have agreed to issue to our placement agent a three-year warrant to purchase up to 91,000 shares at an exercise price per share of $1.80 as provided in the Securities Purchase Agreement.

         Our ability to continue to fund our cash needs and grow our business depends on our ability to generate cash flow from operations and capital from financing activities. Our operating cash flow has fluctuated significantly in the past and may continue to do so in the future. While we believe that our current working capital, anticipated cash flow from future operations, and funding obtained on November 28, 2003 will be sufficient to fund our anticipated operations for fiscal 2004, this belief is substantially dependent on us successfully converting accounts receivable and inventory to cash and increasing revenue. We cannot assure that cash from operations will be sufficient to fund our cash needs. We will not likely be able to raise debt financing from institutional sources in the foreseeable future, or at least not on terms satisfactory to us. Our future access to equity capital through the public equity market may be constricted. If cash from operations is not sufficient to fund our cash needs along with our capital funding obtain on November 28, 2003, our ability to grow revenue and profits and generate cash would be constricted and we may not be able to continue operating.

ITEM 7.  FINANCIAL STATEMENTS

BSD MEDICAL CORPORATION
Financial Statements
August 31, 2003 and 2002

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


Statement of Cash Flows                                                     F-5


Notes to Financial Statements                                               F-6

                                                    INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the balance sheet of BSD Medical Corporation (the Company) as of August 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2003, and the results of its operations and cash flows for the years ended August 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



TANNER + CO.




Salt Lake City, Utah
September 29, 2003

                                                         BSD MEDICAL CORPORATION
                                                                   Balance Sheet

                                                                 August 31, 2003
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
   Cash and cash equivalents                                      $     136,003
   Receivables, net                                                      60,844
   Related party receivables                                            342,878
   Inventories                                                          802,473
   Other current assets                                                  43,238
                                                                  --------------

        Total current assets                                          1,385,436

Property and equipment, net                                             141,294
Patent, net of amortization of $5,043                                    26,885
                                                                  --------------

                                                                  $   1,553,615
                                                                  --------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
   Accounts payable                                               $     280,068
   Accrued expenses                                                     614,470
   Current portion of deferred revenue                                   43,220
                                                                  --------------

        Total current liabilities                                       937,758

Deferred revenue                                                         40,900
                                                                  --------------

        Total liabilities                                               978,658
                                                                  --------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 authorized,
     no shares issued and outstanding                                         -
   Common stock, $.001 par value;  authorized 40,000,000
     shares; issued and outstanding 17,839,633 shares                    17,840
   Additional paid-in capital                                        21,070,874
   Deferred compensation                                                (27,416)
   Accumulated deficit                                              (20,486,107)
   Treasury stock, at cost                                                 (234)
                                                                  --------------

        Total stockholders' equity                                      574,957
                                                                  --------------

                                                                  $   1,553,615
                                                                  --------------



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-2

                                                         BSD MEDICAL CORPORATION
                                                         Statement of Operations

                                                          Years Ended August 31,
--------------------------------------------------------------------------------



                                                   2003            2002
                                              ----------------------------------

Revenues:
   Sales                                      $       326,597   $       817,758
   Sales to related parties                         1,907,585         1,854,714
   Revenue from royalties in arrears                  275,000                 -
   Other revenue - related party                       63,500                 -
                                              ----------------------------------

                                                    2,572,682         2,672,472
                                              ----------------------------------

Costs and expenses:
   Cost of sales                                       94,619           302,431
   Cost of sales to related parties                 1,132,758           812,415
   Research and development                           676,867           603,137
   Selling, general, and administrative             1,241,561         1,667,042
                                              ----------------------------------

                                                    3,145,805         3,385,025
                                              ----------------------------------

        Operating loss                               (573,123)         (712,553)
                                              ----------------------------------

Other income (expense):
   Gain on transfer of equity interest in
     affiliate to related parties                           -           717,000
   Interest income                                      2,838             5,198
                                              ----------------------------------

                                                        2,838           722,198
                                              ----------------------------------

        Net (loss) income                     $      (570,285)  $         9,645
                                              ----------------------------------

Income (loss) per common share -
  basic and diluted                           $         (0.03)  $             -
                                              ----------------------------------

Weighted average shares - basic                    17,805,000        17,699,000
                                              ----------------------------------

Weighted average shares - diluted                  17,805,000        17,932,000
                                              ----------------------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3


                                                                                                      BSD MEDICAL CORPORATION
                                                                                            Statement of Stockholders' Equity

                                                                                         Years Ended August 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------




                                       Common Stock      Additional    Deferred                  Treasury Stock
                                    -------------------   Paid-in      Compen-    Accumulated   ----------------
                                     Shares     Amount    Capital      sation      Deficit      Shares    Amount     Total
                                    -----------------------------------------------------------------------------------------

Balance, September 1, 2001          17,602,619 $ 17,603 $ 20,969,196  $ (25,097)$ (19,925,467)   24,331  $  (234) $ 1,036,001

Common stock issued for:
  Cash                                 109,633      110       34,492          -             -         -        -       34,602
  Services                              27,264       27       23,973          -             -         -        -       24,000
  Options                               16,812       17          (17)         -             -         -        -            -

Amortization of deferred
  compensation                               -        -            -      8,636             -         -        -        8,636

Deferred compensation                        -        -        9,813     (9,813)            -         -        -            -

Net income                                   -        -            -          -         9,645         -        -        9,645
                                    -----------------------------------------------------------------------------------------

Balance August 31, 2002             17,756,328   17,757   21,037,457    (26,274)  (19,915,822)   24,331     (234)   1,112,884

Common stock issued for:
  Cash                                  20,000       20        1,980          -             -         -        -        2,000
  Services                              38,106       38       23,962          -             -         -        -       24,000
  Warrants                              25,199       25          (25)         -             -         -        -            -

Amortization of deferred
  compensation                               -        -            -      6,358             -         -        -        6,358

Deferred compensation                        -        -        7,500     (7,500)            -         -        -            -

Net loss                                     -        -            -          -      (570,285)        -        -     (570,285)
                                    -----------------------------------------------------------------------------------------

Balance August 31, 2003             17,839,633 $ 17,840 $ 21,070,874  $ (27,416)$ (20,486,107)   24,331  $  (234) $   574,957
                                    -----------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements                                                                            F-4


                                                                  BSD MEDICAL CORPORATION
                                                                  Statement of Cash Flows

                                                                   Years Ended August 31,
-----------------------------------------------------------------------------------------




                                                                  2003           2002
                                                              ---------------------------
Cash flows from operating activities:
  Net (loss) income                                           $  (570,285)   $      9,645
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Provision for doubtful accounts                             284,393          42,403
      Provision for inventory write-off                            90,000          30,000
      Depreciation and amortization                                48,678          48,965
      Deferred gain on sale of building                           (15,275)        (61,416)
      Amortization of deferred compensation                         6,358           8,636
      Stock compensation expense                                   24,000          24,000
      Compensation expense resulting from options
        granted to purchase TherMatrx shares                            -         717,000
      Gain on issuance of options of TherMatrx shares
        as settlement of compensation                                   -        (717,000)
      Decrease (Increase) in:
        Restricted certificate of deposit                               -          15,313
        Receivables                                                 9,614          55,173
        Inventories                                               (85,743)       (109,095)
        Other current assets                                      (24,901)         16,767
      Increase (decrease) in:
        Accounts payable                                          217,447         (51,121)
        Accrued expenses                                         (133,066)         40,043
        Deferred revenue                                          (78,518)        (49,513)
                                                              ---------------------------

            Net cash (used in) provided by
            operating activities                                 (227,298)         19,800
                                                              ---------------------------

Cash flows from investing activities:
  Purchase of property and equipment                              (60,599)        (22,532)
  Purchase of patent license                                            -         (18,000)
                                                              ---------------------------

            Net cash used in
            investing activities                                  (60,599)        (40,532)
                                                              ---------------------------

Cash flows from financing activities-
  proceeds from issuance of common stock                            2,000          34,602
                                                              ---------------------------

Increase (decrease) in cash and cash equivalents                 (285,897)         13,870

Cash and cash equivalents, beginning of year                      421,900         408,030
                                                              ---------------------------

Cash and cash equivalents, end of year                        $   136,003    $    421,900
                                                              ---------------------------


-----------------------------------------------------------------------------------------
See accompanying notes to financial statements                                        F-5


                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements

                                                        August 31, 2003 and 2002
--------------------------------------------------------------------------------

1.   Organization       Organization
     of                 BSD Medical  Corporation  (the Company) was incorporated
     Significant        in the State of  Delaware  on July 3, 1986.  The Company
     Accounting         develops,  produces,  markets, and services systems used
     Policies           for the  treatment of cancer and other  diseases.  These
                        systems are sold  worldwide.  In  addition,  the Company
                        currently has an approximate  30% interest in TherMatrx,
                        Inc.  (TherMatrx)  a  corporate  joint  venture  that is
                        engaged   in  the   manufacture   and  sale  of  medical
                        equipment.

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

                        Property and Equipment
                        Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of property and equipment are reflected in operations.

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

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Patents
     of                 Patents are carried at cost and are being amortized over
     Significant        17 years.
     Accounting
     Policies           Income Taxes
     Continued          The Company  accounts  for income  taxes using the asset
                        and  liability  method.  Under the  asset and  liability
                        method,   deferred  tax  assets  and   liabilities   are
                        recognized for the future tax consequences  attributable
                        to differences  between the financial statement carrying
                        amounts of  existing  assets and  liabilities  and their
                        respective   tax   bases.   Deferred   tax   assets  and
                        liabilities   are  measured   using  enacted  tax  rates
                        expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        Income (Loss) Per Common Share
                        The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. Options to purchase 1,275,303 shares and 1,258,901 shares of common stock at prices ranging from $.10 to $1.76 per share were outstanding at August 31, 2003 and 2002, respectively. Options outstanding during the fiscal year ended August 31, 2003 were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Income (Loss) Per Common Share - Continued
     of                 The  shares  used in the  computation  of the  Company's
     Significant        basic and diluted income (loss) per share are reconciled
     Accounting         as follows:
     Policies
     Continued                                        2003           2002
                                                 -------------------------------

     Weighted average number of shares
        outstanding - basic                            17,805,000    17,699,000
     Dilutive effect of stock options                           -       233,000
                                                 -------------------------------

     Weighted average number of shares
        outstanding, assuming dilution                 17,805,000    17,932,000
                                                 -------------------------------

                        Stock-Based Compensation
                        The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                       Years Ended August 31,
                                                 -------------------------------
                                                     2003           2002
                                                 -------------------------------

 Net income (loss) - as reported                 $    (570,285)  $        9,645

 Deduct total stock based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                         (123,770)        (126,225)
                                                 -------------------------------

 Net loss - pro forma                                 (694,055)        (116,580)
                                                 -------------------------------

 Basic and diluted loss per share - as           $        (.03)  $            -
 reported
                                                 -------------------------------

 Basic and diluted loss per share - pro forma    $        (.04)  $            -
                                                 -------------------------------


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       The fair value of each option  grant is estimated on the
     of                 date of grant  using the  Black-Scholes  option  pricing
     Significant        model with the following assumptions:
     Accounting
     Policies
     Continued                                        2003            2002
                                                 -------------------------------

     Expected dividend yield                     $           -   $            -
     Expected stock price volatility                       122%             143%
     Risk-free interest rate                               4.3%             4.3%
     Expected life of options                          5 years           5 years

                        The weighted average fair value of options granted during the years ended August 31, 2003 and 2002 were $.57 and $.73, respectively.

                        Revenue Recognition
                        Revenue is recognized when a valid purchase order has been received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured.

                        Sales include revenue from systems with software products, software license rights and service contracts. Software revenue recognition, generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to post-contract customer support is generally recognized over the support period. Sales for products are recorded when products are delivered. Revenue from long-term service contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned. Deferred revenue and customer deposits payable include amounts from service contracts as well as revenue from sales of products, which have not been shipped.

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

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Concentration of Credit Risk
     of                 Financial   instruments  that  potentially  subject  the
     Significant        Company  to   concentration   of  credit  risk  consists
     Accounting         primarily of trade receivables.  In the normal course of
     Policies           business,  the  Company  provides  credit  terms  to its
     Continued          customers.  Accordingly,  the Company  performs  ongoing
                        credit   evaluations  of  its  customers  and  maintains
                        allowances  for possible  losses.  During the year ended
                        August 31, 2003, the Company wrote off a receivable of approximately $346,000. This receivable was recorded as a sale in fiscal year 2002 and resulted in a significant write-off in the fourth quarter of 2003.

                        The Company has cash in bank and short-term investments that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

                        Use of Estimates in the Preparation of Financial Statements
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Detail of          Details of certain  balance sheet  accounts as of August
     Certain            31, 2003, are as follows:
     Balance
     Sheet
     Accounts           Receivables:
                          Trade receivables                      $      455,093
                          Less allowance for doubtful
                            accounts                                    (67,371)
                                                                 ---------------

                                                                 $      403,722
                                                                 ---------------

                        Inventories:
                          Parts and supplies                     $      385,825
                          Work-in-process                               556,648
                          Reserve for obsolete inventory               (140,000)
                                                                 ---------------

                                                                 $      802,473
                                                                 ---------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Detail of          Accrued expenses:
     Certain              Customer deposits                      $      272,132
     Balance              Accrued loss in equity affiliate              136,467
     Sheet                Accrued vacation                               96,254
     Accounts             Accrued payroll and taxes                      67,232
     Continued            Other accrued expenses                         42,385
                                                                 ---------------

                                                                 $      614,470
                                                                 ---------------

3.   Property           Property and equipment consists of the following:
     and
     Equipment            Equipment                              $      680,630
                          Furniture and fixtures                        297,741
                                                                 ---------------

                                                                        978,371

                          Less accumulated depreciation                (837,077)
                                                                 ---------------

                                                                 $      141,294
                                                                 ---------------

4.   Deferred           During  the year  ended  August 31,  1998,  the  Company
     Gain               entered  into  a   sale-leaseback   transaction  on  its
     and                building.  The  sale-leaseback  resulted  in a  gain  of
     Operating          $325,513 of which  $307,000  was  deferred  and is being
     Lease              credited to income as rent expense  adjustments over the
                        term of the lease.  The lease required  monthly payments
                        of $6,533 through  November 2002.  During the year ended
                        August 31, 2003, the Company  renewed its lease for five
                        years, which includes payments of approximately  $82,000
                        per year, adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban
                        Consumers.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Deferred           Future  minimum  payments  at August  31,  2003,  are as
     Gain               follows:
     and
     Operating              Years Ending August 31,                Amount
     Lease                  -----------------------                ------
     Continued
                                  2004                           $       82,320
                                  2005                                   82,320
                                  2006                                   82,320
                                  2007                                   82,320
                                  2008                                   20,580
                                                                 --------------

                                                                 $      349,860
                                                                 --------------

                        Annual rent expense on this operating lease for the years ended August 31, 2003 and 2002 amounted to approximately $67,000 and $17,000, net of sale-leaseback gain.

5.   Deferred           The Company has entered into certain  service  contracts
     Revenue            for  which  it has  received  payment  in  advance.  The
                        Company is recognizing these service revenues over the life of the service agreements as follows:

                        Years Ending August 31,                       Amount
                        -----------------------                  ---------------

                                  2004                           $       43,220
                                  2005                                   40,900
                                                                 ---------------

                                                                         84,120

                                  Less current portion                  (43,220)
                                                                 ---------------

                                  Long-term deferred revenue     $       40,900
                                                                 ---------------


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Income             The income tax benefit (expense) differs from the amount
     Taxes              computed at federal statutory rates as follows:

                                                      Years Ended August 31,
                                                 -------------------------------
                                                     2003            2002
                                                 -------------------------------

                        Income tax benefit
                          (expense) at
                          statutory rate         $     198,000   $       (3,000)
                        Expiration of net
                          operating loss
                          carryforwards                (19,000)               -
                        Change in valuation
                          allowance                   (179,000)           3,000
                                                 -------------------------------

                                                 $           -   $            -
                                                 -------------------------------

                        Deferred tax assets (liabilities) are comprised of the following:


                        Net operating loss carryforwards         $    1,843,000
                        General business and AMT credit
                          carryforwards                                 170,000
                        Accrued expenses and deposits                   128,000
                        Deferred revenue                                 29,000
                        Inventory reserve                                48,000
                        Allowance for bad debts and reserves             17,000
                        Depreciation                                    (21,000)
                        Deferred compensation expense                    (9,000)
                                                                 ---------------

                                                                       2,205,000

                        Valuation allowance                          (2,205,000)
                                                                 ---------------

                                                                 $            -
                                                                 ---------------



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Income               At August 31, 2003,  the  Company  has  net  operating
     Taxes                losses (NOL) as follows:
     Continued
                          Expiration Date                               NOL
                          ---------------                        ---------------

                                2005                             $    1,270,000
                                2007                                    190,000
                                2008                                     99,000
                                2009                                    671,000
                                2010                                    170,000
                                2012                                    838,000
                                2016                                    153,000
                                2018                                  1,052,000
                                2019                                    731,000
                                                                 ---------------

                                                                 $    5,174,000
                                                                 ---------------

                        At  August  31,  2003,  the  Company  has  Research  and
                        Experimentation   Tax  Credits  (RETC)  and  Alternative
                        Minimum Tax Credits (AMTC) as follows:

                          Expiration Date            RETC            AMTC
                          ---------------        -------------------------------

                              2004               $      41,000   $            -
                              2005                           -                -
                              No expiration date        72,000           57,000
                                                 -------------------------------

                                                 $     122,000   $       57,000
                                                 -------------------------------

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

                        The Company's 1998 Director Stock Plan authorizes an annual compensation of $12,000 to each non-employee director. The annual compensation may be satisfied by issuing common stock, with the number of shares issued calculated by dividing the unpaid compensation by a daily average of the preceding twenty day closing price of the Company's common stock. The Plan also grants each non-employee outside director 25,000 options each year at an exercise price of 85% of the fair market value of the common stock at the date the option is granted. The Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant. For certain options issued under this plan, the Company has recorded as deferred compensation the excess of the market value of common stock at the date of grant over the exercise price.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Stock              A schedule of the options and warrants are as follows:
     Options and
     Warrants
     Continued                                                    Price Per
                                       Options     Warrants       Share
                                    -----------------------------------------

 Outstanding at September 1, 2001       1,306,434       87,133  $ .10 to 3.00
      Granted                              75,000            -            .73
      Exercised                          (114,312)     (12,133)    .10 to .37
      Forfeitures                          (8,221)     (75,000)   .10 to 3.00
                                    -----------------------------------------

 Outstanding at August 31, 2002         1,258,901            -    .10 to 1.76
      Granted                              75,000            -            .56
      Exercised                           (58,598)           -     .10 to .65
      Forfeitures                               -            -
                                    -----------------------------------------

 Outstanding at August 31, 2003         1,275,303            -  $ .10 to 1.76
                                    -----------------------------------------

                        The following table summarizes information about stock options and warrants outstanding at August 31, 2003:


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
   Exercise     Number        Life       Exercise      Number       Exercise
    Prices    Outstanding    (Years)       Price     Exercisable     Price
 -------------------------------------------------------------------------------

 $    .10-.25      430,703         2.41 $        .13      415,703 $         .12
     .37-1.11      794,600         7.65          .61      427,780           .58
         1.76       50,000         7.82         1.76       50,000          1.76
 -------------------------------------------------------------------------------

 $   .10-1.76    1,275,303         5.23 $        .49      893,483 $         .43
 -------------------------------------------------------------------------------

8.   Foreign            During  the years  ended  August  31,  2003 and 2002 the
     Customer           Company   had  sales  of   $1,391,443   and   $1,844,500
     and Major          (including $63,500 in royalty  revenues),  respectively,
     Customer           to TherMatrx,  an  unconsolidated  affiliate of which it
                        owns  approximately  30%.  During the years ended August
                        31,  2003 and 2002 the  Company  had sales to a European
                        entity  controlled  by  a  significant  stockholder  and
                        member  of the  Board of  Directors  of the  Company  of
                        approximately  $518,000 and $74,000,  respectively.  The
                        Company  also  had a  sale  to an  unrelated  entity  of
                        approximately  $344,000 or approximately  12.9% of total
                        sales   for   the   year   ended    August   31,   2002.



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Related Party      At   August   31,   2003,   accrued   expenses   include
     Transactions       approximately $272,132, due to an entity controlled by a
     Not otherwise      significant  stockholder  and  member  of the  Board  of
     disclosed          Directors and an unconsolidated affiliate. These amounts
                        represent deposits to purchase product from the Company and will be recognized as revenue when all performance and delivery obligations have been met.

                        At August 31, 2003, accounts receivable includes approximately $38,225, due from an entity controlled by a significant stockholder and member of the Board of Directors. Accounts receivable also include $304,653 due from TherMatrx at August 31, 2003.

10.  Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information
                                                           Years Ended
                                                            August 31,
                                                 -------------------------------
                                                      2003            2002
                                                 -------------------------------

                        Interest expense         $           -   $            -
                                                 -------------------------------

                        Income taxes             $           -   $            -
                                                 -------------------------------

                        During the year ended August 31, 2002, the Company exchanged a restricted CD to a bank for accounts receivable of $73,604. The receivable exchanged was allowed for by $57,403 that was offset by $15,000 of accrued commissions payable related to the receivable.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Significant        The  Company  has  an  approximate  30%  interest  in an
     Unconsolidated     unconsolidated affiliate (TherMatrx) at August 31, 2003.
     Affiliate          During  the year  ended  August  31,  2002  the  Company
                        compensated  certain  employees and directors by issuing
                        options to  purchase  179,300  shares of  TherMatrx,  or
                        approximately 2% of the Company's  interest in TherMatrx
                        at  $.001  per  share.  This  resulted  in  compensation
                        expense of  $717,000,  which is  included in general and
                        administrative  expenses in the  statement of operations
                        for  the  year  ended  August  31,  2002.   Because  the
                        TherMatrx   shares  used  to  settle  the   compensation
                        obligation  had a book  value of $0,  such  issuance  of
                        TherMatrx  shares upon exercise of the options  resulted
                        in a gain of  $717,000,  which is  reflected  as gain on
                        transfer  of  equity   interest  in   affiliate  in  the
                        statement of operations. All of the options had been exercised as of August 31, 2002.

                        Summarized financial information for the significant unconsolidated affiliate of the Company, at September 30, 2003 and 2002 (the affiliate's fiscal year runs from October 1, through September 30) are as follows:

                                                      2003            2002
                                                 -------------------------------
                        Result for year:
                          Gross revenue            $  13,298,422  $   7,714,313
                          Gross profit             $   9,589,803  $   4,484,253
                          Net income (loss)        $   1,520,190  $  (1,875,003)

                        Year-end financial
                         position
                          Current assets           $   6,313,746  $   4,337,756
                          Non-current assets       $   2,335,232  $   2,549,626
                          Current liabilities      $   1,913,453  $   1,672,047
                          Non-current liabilities  $     474,748  $     474,748


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Commitments        The  Company  has  an  employment   agreement  with  the
     and                President of the Company.  The  agreement  provides that
     Contingencies      the  President's  salary will be based upon a reasonable
                        mutual   agreement.   Additionally,   in  the   case  of
                        non-voluntary  termination,  the acting  president  will
                        receive  severance  pay for a  six-month  period,  which
                        includes   an   extension   of  all   employee   rights,
                        privileges,  and benefits,  including medical insurance.
                        The six-month severance pay would be the salary at the highest rate paid to the president prior to such a non-voluntary termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and bonuses.

                        The Company has an exclusive worldwide license for a unique temperature probe. The license has no determinable life. The Company pays royalties based upon its sales of this probe. Royalties accrued as of August 31, 2003 and 2002, were $1,000. Royalty expense amounted to approximately $5,000 and $11,000 for the years ended August 31, 2003 and 2002, respectively.

13.  Fair Value of      None of the Company's financial instruments are held for
     Financial          trading  purposes.  The Company  estimates that the fair
     Instruments        value of all  financial  instruments  at August 31, 2003
                        and 2002 does not differ  materially  from the aggregate
                        carrying values of its financial instruments recorded in
                        the accompanying balance sheet. The estimated fair value
                        amounts  have  been  determined  by  the  Company  using
                        available market  information and appropriate  valuation
                        methodologies.   Considerable  judgment  is  necessarily
                        required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Recent             In April 2002, the FASB issued SFAS No. 145,  Rescission
     Accounting         of SFAS Nos.  4, 44, and 64,  Amendment  of SFAS 13, and
     Pronounce-         Technical  Corrections as of April 2002 (SFAS 145). This
     ments              standard rescinds SFAS No. 4, Reporting Gains and Losses
                        from  extinguishment  of Debt,  and an amendment of that
                        Statement,  SFAS No. 64, Extinguishments of Debt Made to
                        Satisfy    Sinking-Fund    Requirements   and   excludes
                        extraordinary   item  treatment  for  gains  and  losses
                        associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of
                        Operations  --  Reporting  the  Effects of Disposal of a
                        Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB
                        30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while others are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 by the
                        Company did not have a material impact on the Company's financial position or operations.

                        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The adoption of SFAS No. 146 by the Company did not have a material impact on the Company's financial position or operations.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Recent             In  December   2002,   the  FASB  issued  SFAS  No.  148
     Accounting         "Accounting for Stock-Based Compensation--Transition and
     Pronounce-         Disclosure--an  amendment  of FASB  Statement  No. 123,"
     ments              which is  effective  for all fiscal  years  ending after
     Continued          December  15, 2002.  SFAS No. 148  provides  alternative
                        methods of transition for a voluntary change to the fair
                        value  based  method  of  accounting   for   stock-based
                        employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or operations.

                        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Ethics" (FIN No.
                        46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Recent             In November 2002, the FASB issued Interpretation No. 45,
     Accounting         "Guarantor's  Accounting and Disclosure Requirements for
     Pronounce-         Guarantees,    Including    Indirect    Guarantees    of
     ments              Indebtedness  of  Others"  (FIN  No.  45).  FIN  No.  45
     Continued          requires  certain  guarantees  to be  recorded  at  fair
                        value,  which is  different  from  current  practice  to
                        record a  liability  only  when a loss is  probable  and
                        reasonably estimable, as those terms are defined in FASB
                        Statement No. 5, "Accounting for Contingencies". FIN No.
                        45 also  requires  the Company to make  significant  new
                        disclosures    about    guarantees.    The    disclosure
                        requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

                        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the effect that the adoption of SFAS No. 149 may have, but believes it will not have a material effect on its results of operations and financial position.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Recent             In May 2003,  the FASB issued SFAS No. 150,  "Accounting
     Accounting         for Certain Financial  Instruments with  Characteristics
     Pronounce-         of both  Liabilities  and  Equity."  This new  statement
     ments              changes the accounting for certain financial instruments
     Continued          that, under previous guidance, issuers could account for
                        as equity or  classifications  between  liabilities  and
                        equity in a section  that has been  known as  "mezzanine
                        capital." It requires that those certain  instruments be
                        classified as liabilities in balance sheets. Most of the
                        guidance  in SFAS  150 is  effective  for all  financial
                        instruments entered into or modified after May 31, 2003.
                        Management anticipates that the adoption of SFAS No. 150
                        may have a material impact on the Company's consolidated
                        financial statements if in the future the Company issues
                        mandatorily redeemable preferred stock. Such mandatorily
                        redeemable  preferred  stock,   previously  included  as
                        "mezzanine capital", would be included as a liability in accordance with SFAS 150.

15.  Subsequent         On November 28, 2003, the Company  completed the sale of
     Event              an  aggregate  of  1,820,000  shares of common  stock to
                        three institutional investors. The shares of common stock were sold for cash consideration of $1.10 per share, or a total of $2,002,000, pursuant to the terms of the Securities Purchase Agreement entered into by and among the investors and the Company as of November 28, 2003. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. As provided in the Securities Purchase Agreement, the Company also agreed to cause a shelf registration statement covering the resale of these shares to be filed no later than 60 days after the closing of the private placement. The Company estimates that the net proceeds from the transaction, after paying a commission to the placement agent, T.R. Winston & Company, LLC, and legal other expenses related to the transaction, will be approximately $1,850,000. The Company also has agreed to issue to the placement agent a three-year warrant to purchase up to 91,000 shares at an exercise price per share of $1.80 as provided in the Securities Purchase
                        Agreement.


--------------------------------------------------------------------------------
                                                                            F-23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by the principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this annual report. Our management, including the chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-KSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective, provided, however, our principal executive officer and principal financial officer have determined that we will need to receive the audited financial statements of our unconsolidated subsidiary in a more timely manner in the future and that review of our SEC filings by our outside advisors will need to occur earlier in the process of preparing such filings so such advisors can assist us in better understanding and satisfying rapidly developing regulatory and disclosure requirements. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                                                                            Initial Date as
                                                                                             Officer or
           Name                  Age                       Position                          Director
-----------------------------------------------------------------------------------------------------------
Paul F. Turner, MSEE(1)           56       Chairman of the Board, Senior Vice President,          1986
                                           and Chief Technology Officer

Hyrum A. Mead, MBA(1)             56       President and Member of the Board of Directors         1999

Gerhard W. Sennewald, Ph.D.       67       Member of the Board of Directors                       1994

J. Gordon Short, M.D.             72       Member of the Board of Directors                       1994

Michael Nobel, Ph.D.              63       Member of the Board of Directors                       1997

Dixie Toolson Sells               53       Vice President of Regulatory Affairs                   1987

Ray Lauritzen                     53       Vice President of Field Service                        1988

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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding all compensation earned by Paul Turner, our Senior Vice President and Chief Technology Officer, and Hyrum Mead, our President, for services rendered to us during fiscal 2003, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------
                                                                              Long-Term Compensation
                                                  Annual Compensation               Awards
                                           ----------------------------------------------------------
                                                                              Securities Underlying
  Name and Principal Position      Year        Salary ($)        Bonus ($)     Options / SARs (#)
=====================================================================================================
Paul Turner,                      2003       $145,000            $400                    -
Chairman of the Board, Senior     2002       $145,000            $400               45,000(1)
Vice President, Chief             2001       $145,000            $400                    -
Technology Officer
-----------------------------------------------------------------------------------------------------
Hyrum A. Mead,                    2003       $125,000            $400                    -
President, Director               2002       $125,000         $30,000               45,000(1)
                                  2001       $125,000            $400                    -
-----------------------------------------------------------------------------------------------------

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

         There were no stock options granted to Messrs. Turner and Mead during fiscal 2003.

         No shares of stock options were exercised during fiscal year 2003 by Messrs. Turner and Mead.

COMPENSATION OF DIRECTORS
-------------------------

         Our 1998 Director Stock Plan provides for annual compensation in the amount of $12,000 for each non-employee director. Of this amount, $4,000 is to be paid in cash and the balance is to be paid in the form of restricted shares of our common stock. In addition to the annual compensation to directors, each non-employee director will receive an annual option to purchase 25,000 restricted shares of our common stock at a purchase price of 85% of the fair market value at the date the option is granted. The options vest ratably over 5 years and expire in 10 years On March 1, 2001, each of Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were paid $2,000 and awarded 4,082 shares of restricted common stock based on service provided to us for the prior six months. On September 1, 2001, each of these directors were awarded options to purchase 25,000 shares of our restricted common stock at $0.66 per share. They were also each paid $2,000 and awarded 5,128 shares of restricted common stock based on service provided to us for the prior six months. On March 1, 2002, each of Michael Nobel, Gerhard W. Sennewald, and J. Gordon Short were paid $2,000 and awarded 3,960 shares of restricted common stock based on service provided to us for the prior six months. On July 26, 2002, we awarded Gerhard W. Sennewald, Michael Nobel and J. Gordon Short options to purchase 30,000 shares, 10,000 shares and 10,000 shares, respectively, of TherMatrx common stock we owned at an exercise price of $0.001 per share for services provided to us. On November 4, 2002, each of these directors was issued 25,000 options to purchase our restricted common stock at $0.54 per share. These directors were also paid $2,000 and awarded 6,250 shares of our common stock for services provided to us from March 1, 2002 to August 31, 2002. On April 26, 2003 they were paid $2,000 in cash and awarded 6,452 shares of BSD `s common stock for services for the six months prior to March 1, 2003. On October 22, these directors were awarded 25,000 options to purchase BSD Medical Corporations restricted common stock at $.64 per share. They were also paid $2,000 in cash and awarded 5,333 shares of restricted common stock for their services for the six month period prior to September 1, 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of November 19, 2003, the beneficial ownership of our outstanding common stock by:

         o each person (including any group) known to us to own more than 5% of any class of our common stock,

         o    each of our executive officers,

         o    each of our directors, and

         o    all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. For purposes of calculating the percentages shown in the table, each person listed is deemed to beneficially own any shares issuable on the exercise of vested options and warrants held by that person that are exercisable within 60 days after November 28, 2003. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage calculation of beneficial ownership is based on 20,367,584 shares of common stock outstanding as of November 28, 2002. Except as otherwise noted, the address of each person listed on the following table is 2188 West 2200 South, Salt Lake City, Utah 84119.

                                                            Common Stock
                                                         Beneficially Owned
                                                       -----------------------
Title of Class    Name of Beneficial Owner             Shares          Percent
--------------------------------------------------------------------------------
                      Officers and Directors

 Common Stock     Dr. Gerhard W. Sennewald(1)          6,771,814        33.24%

 Common Stock     Paul F. Turner(2)                    1,995,871         9.79%

 Common Stock     Hyrum A. Mead(3)                       280,000         1.37%

 Common Stock     Dr. J. Gordon Short(4)                 217,635         1.06%

 Common Stock     Dr. Michael Nobel(5)                   155,635          *

                      Holders of More Than 5%

 Common Stock     John E. Langdon(6)                   1,295,010         6.35%

 Common Stock     All Executive Officers and           9,420,955        46.25%
                  Directors as a Group
                  (5 persons)(7)

--------------------------------------------------------------------------------
*  Less than 1.0%.

(1) Includes 90,000 shares subject to options. Does not include 500,000 shares held by Dr. Sennewald's spouse, for which he disclaims beneficial ownership.

(2)  Includes 180,953 shares subject to options.

(3)  Includes 200,000 shares subject to options.

(4)  Includes 110,000 shares subject to options.

(5)  Includes 75,000 shares subject to options.

(6) Includes 351,862 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee. Does not include 50,000 shares held by Mr. Langdon's spouse, for which he disclaims beneficial ownership. Mr. Langdon's address is: 2501 Parkview Drive, Suite 500, Fort Worth, TX 76102.

(7)  Includes 655,953 shares subject to options.

         We have two equity compensation plans, our 1998 Employee Stock Option Plan and our 1998 Director Stock Plan, both of which were approved by our stockholders. Shown below on an aggregate basis is a summary of equity compensation plan information with respect to our equity compensation plans:



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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TherMatrx, Inc. We manufacture, assemble and test for TherMatrx, Inc. its TMx-2000 thermotherapy system and supply TherMatrx with equipment components used for its TMx-2000 system. We also have provided regulatory compliance and other consulting services to TherMatrx. TherMatrx has become our largest customer, and for the year ended August 31, 2003, TherMatrx accounted for $1,391,443, or approximately 54.08%, of our revenue. We currently own approximately 30% of TherMatrx's outstanding common stock, and Dr. Gerhard W. Sennewald, a director and significant stockholder of BSD, is also a director of TherMatrx. In July 2002, we granted options to all of our directors and employees to acquire shares of TherMatrx common stock and each has exercised such options in fiscal 2002 as further described elsewhere in this Annual Report on Form 10-KSB.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are incorporated herein by reference as indicated:

Exhibit
Number                    Description
------                    ------------

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

4.2           Emerson Securities Purchase Agreement

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

21            Subsidiary List

31.1          Certification of Chief Executive Officer of BSD pursuant to Rule
              13a-14.

31.2          Certification of Chief Financial Officer of BSD pursuant to Rule
              13a-14

32.1 Certification of Chief Executive Officer attached pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of the Chief Financial Officer of BSD pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BSD MEDICAL CORPORATION


Date: December 1, 2003              By:  /s/ Hyrum A. Mead
                                       -----------------------------------------
                                       Hyrum A. Mead
                                       President and Member of the Board of
                                       Directors (principal executive officer)


Date: December 1, 2003              By:  /s/ Dennis Bradley
                                       -----------------------------------------
                                       Dennis Bradley
                                       Controller
                                       (principal financial and accounting
                                       officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 1, 2003              By:  /s/ Paul F. Turner
                                       -----------------------------------------
                                       Paul F. Turner
                                       Chairman of the Board, Senior Vice
                                       President and Chief Technology Officer


Date: December 1, 2003              By:  /s/ Hyrum A. Mead
                                       -----------------------------------------
                                       Hyrum A. Mead
                                       President and Member of the Board of
                                       Directors (principal executive officer)


Date: December 1, 2003              By:  /s/ Gerhard W. Sennewald
                                       -----------------------------------------
                                       Dr. Gerhard W. Sennewald
                                       Member of the Board of Directors


Date: December 1, 2003              By:  /s/ J. Gordon Short
                                       -----------------------------------------
                                       Dr. J. Gordon Short
                                       Member of the Board of Directors


Date: December 1, 2003              By:  /s/ Michael Nobel
                                       -----------------------------------------
                                       Dr. Michael Nobel
                                       Member of the Board of Directors