Form 10QSB
period 2003-11-30
BSD MEDICAL CORP
filed 2004-01-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding as of November 30, 2003
  -----------------------------         -----------------------------------
  Common stock, $.001 Par Value                     19,675,632



Transitional Small Business Disclosure Format (Check one):     Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

                              Assets                               November 30,
                              ------                                   2003
                                                                ----------------
Current assets:
    Cash and cash equivalents                                   $     2,051,376
    Receivables, net                                                     88,451
    Related party receivables                                           256,048
    Inventories                                                         709,727
    Other current assets                                                 37,089
                                                                ----------------
           Total current assets                                       3,142,691
                                                                ----------------

Property and equipment, net                                             130,089
Patents, net                                                             26,416
                                                                ----------------
                                                                $     3,299,196
                                                                ----------------

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                            $       220,124
    Accrued expenses                                                    602,803
    Current portion of deferred revenue                                  38,568
                                                                ----------------

           Total current liabilities                                    861,495
                                                                ----------------

Long term liabilities
    Deferred revenue                                                     30,675
                                                                ----------------

           Total liabilities                                    $       892,170
                                                                ----------------

Stockholders' equity:
     Preferred stock, .001 par value; 10,000,000
      authorized, no shares issued and outstanding                            -
    Common stock, $.001 par value; authorized
      40,000,000 shares; issued and outstanding
      19,675,632, shares                                                 19,676
    Additional paid-in capital                                       22,925,635
    Deferred compensation                                               (27,808)
    Accumulated deficit                                             (20,510,242)
    Common stock in treasury 13,412 shares, at cost                        (235)
                                                                ----------------

           Net stockholders' equity                                   2,407,026
                                                                ----------------

                                                                $     3,299,196
                                                                ================

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)


                                                           Three Months
                                                              Ended:
                                                  ------------------------------
                                                     November       November 30,
                                                     30, 2003           2002
                                                  --------------   -------------

Product sales                                     $    193,909    $      44,719
Sales to related parties                               487,225          755,564
                                                  --------------  --------------

           Total revenues                              681,134          800,285
                                                  --------------  --------------
Costs and expenses:
    Cost of product sales                              123,450            6,171
    Cost of sales to related parties                   206,680          342,987
    Research and development                           162,558          155,659
    Selling, general and administrative                212,575          248,991
                                                  --------------  --------------

           Total costs and expenses                    705,263          753,808
                                                  --------------  --------------

           Operating income/loss                       (24,129)          46,477

Other income (expense):
    Interest income                                        101            1,129
    Interest expense                                      (108)               -
                                                  --------------  --------------

           Total other income                               (7)           1,129
                                                  --------------  --------------

Income (loss) before taxes                             (24,136)          47,606
                                                  --------------  --------------
     Income tax benefit (provision)                          -                -
                                                  --------------  --------------
           Net income (loss)                      $    (24,136)   $      47,606
                                                  ==============  ==============

Net income (loss) per common share
Basic and diluted                                 $        .00    $         .00
                                                  --------------  --------------

Weighted average number of shares outstanding       17,896,000       17,775,000
     Basic
                                                  --------------  --------------
       Diluted                                      17,896,000       18,037,000
                                                  --------------  --------------


See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                  Three months ended November 30, 2003 and 2002



Increase (Decrease) in Cash and Cash Equivalents     Nov. 30,        Nov. 30,
------------------------------------------------       2003           2002
                                                  ------------------------------
Cash flows from operating activities:
    Net income (loss)                             $    (24,136)   $      47,606
    Adjustments to reconcile net income (loss)
     to net cash (used in)
      provided by operating activities:
       Depreciation and amortization                    11,675           12,020
       Deferred gain on sale of building                     -          (15,275)
       Stock compensation expense                       12,000           12,001
       Deferred compensation                             7,858            6,358
       (Increase) decrease in:
           Receivables                                  59,223            7,232
           Inventories                                  92,746          110,805
           Prepaid expenses and deposits                 6,148          (19,148)
       Increase (decrease) in:
           Accounts payable                            (59,943)           7,609
           Accrued expenses                           (177,321)         (31,956)
           Deferred revenue                            (14,877)         (37,824)
                                                  ------------------------------
              Net cash (used in) provided by
              operating activities                     (86,627)          99,428
                                                  ------------------------------

Cash flows used in investing activities-
    Purchase of property and equipment                       -           (4,167)
                                                  ------------------------------
               Net cash used in investing
              activities                                     -           (4,167)

Cash flows provided by financing activities-
     Proceeds from sale of common stock              2,002,000                -
                                                  ------------------------------

Increase in cash and cash equivalents                1,915,373           95,261
Cash and cash equivalents, beginning of period         136,003          421,900
                                                  ------------------------------
Cash and cash equivalents, end of period          $  2,051,376    $     517,161
                                                  ==============================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

o The Company paid $108 for interest and no cash for taxes during the period ended November 30, 2003 and no cash for interest and taxes for the period ended November 30, 2002.

o The Company issued 75,000 options for the periods ended November 30, 2003 and 2002, which resulted in an increase to Deferred Compensation of $8,250 and $7,500 respectively.

o During the period ended November 30, 2003 the Company recorded $165,653 of accrued offering costs payable for sale of its common stock during the period.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of November 30, 2003 and the Condensed Statements of Operations and the Condensed Statements of Cash Flow for the three months ended November 30, 2003, and November 30, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of November 30, 2003, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended November 30, 2003, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net (Loss) Income Per Common Share

         Net (loss) income per common share for the quarters ended November 30, 2003 and 2002, are based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3.    Related Party Transactions

         During the periods ended November 30, 2003 and 2002 the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder of $487,225 and $755,564, respectively. These related party transactions represents 71.53 % and 94.41% of total sales.

         At November 30, 2003, accrued expenses include $91,168 consisting of deposits on orders placed by an unconsolidated affiliate and an entity controlled by a significant stockholder.

         At November 30, 2003, accounts receivable includes $256,048 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.

Note 4.   Common Stock

         During the period ended November 30, 2003, we completed the sale of an aggregate of 1,820,000 shares of our common stock to three institutional investors. The shares of common stock were sold for cash consideration of $1.10 per share, or a total of $2,002,000, pursuant to the terms of the Securities Purchase. These gross proceeds were off-set by $165,653 of accrued offering costs and commissions. In connection with this sale the Company issued a three-year warrant to the placement agent to purchase up to 91,000 shares of the Company's common stock at an exercise price per share of $1.80 per share.

Note 5.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, only the intrinsic value has been recognized in the financial statements as expense. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below for the three months ended November 30:


                                                       2003          2002
                                                  ------------------------------

Net (loss) income - as reported                   $    (24,136)   $      47,606

Deduct total stock based employee
compensation expense determined under
fair value based method for all awards,
net of related taxes                                   (25,000)         (31,000)
                                                  ------------------------------

Net loss - pro forma                              $    (49,136)   $     (16,606)
                                                  ------------------------------

Basic and Diluted income (loss) per share -
as reported                                       $        .00    $         .00
                                                  ------------------------------

Basic and Diluted income (loss ) per share -
pro-forma                                         $        .00    $         .00
                                                  ------------------------------

         The fair value of each option granted for the three months ended November 30, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         ----------------------------------
                                               2003            2002
                                         ----------------------------------

Expected dividend yield                   $             -    $           -
Expected stock price volatility                      114%             122%
Risk-free interest rate                              4.2%             4.2%
Expected life of options                          5 years          5 years

         The weighted average fair value of options granted during the three months ended November 30, 2003 and 2002 were $.64 and $.60, respectively.

Note 6. Subsequent Events

         On December 10, 2003 the Company sold 239,600 shares of common stock at $1.10 per share or a total of $263,560. The Company issued to the placement agent a three-year warrant to purchase up to 11,980 shares at an exercise price of $1.80.

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

         Inventory Reserves. As of November 30, 2003, we had recorded a reserve for potential inventory impairment of $140,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2004 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations. Our allowance for doubtful accounts at November 30, 2003 was approximately $67,000, or approximately 16% of the total outstanding receivables. Allowance estimates are recorded on a customer by customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients.

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $20,510,242. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock. We used $86,827 in cash from operating activities during the period ended November 30, 2003 compared to cash generated of $99,428 in the period ending November 30, 2002. Cash flow from operating activities decreased in the November 30, 2003 period primarily because of lower sales volume compared to the prior year period.

         On November 28, 2003, we completed the sale of an aggregate of 1,820,000 shares of our common stock to three institutional investors. The shares of common stock were sold for cash consideration of $1.10 per share, or a total of $2,002,000, pursuant to the terms of the Securities Purchase Agreement entered into by and among the investors and our company as of November 28, 2003. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. As provided in the Securities Purchase Agreement, we also agreed to cause a shelf registration statement covering the resale of these shares to be filed no later than 60 days after the closing of the private placement. We estimate that our net proceeds from the transaction, after paying a commission to our placement agent, T.R. Winston & Company, LLC, and legal other expenses related to the transaction, will be approximately $1,836,000. We also have agreed to issue to our placement agent a three-year warrant to purchase up to 91,000 shares at an exercise price per share of $1.80 as provided in the Securities Purchase Agreement.

         On December 10, 2003 there was an additional 239,600 shares issued to the above investment group at $1.10 per share or a total of $263,560. We also agreed to issue to our placement agent a three-year warrant to purchase up to 11,980 shares at an exercise price of $1.80.

         At November 30, 2003, our working capital was $2,281,196 and our cash and cash equivalents totaled $2,051,376. We have no bank debt and no credit facility. Our contractual obligations and commercial commitments requiring capital resources include building rent of $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers.

         Our ability to fund our cash needs and grow our business depends on our ability to generate cash flow from operations and capital from financing activities. Our operating cash flow has fluctuated significantly in the past and may continue to do so in the future. While we believe that our current working capital and anticipated cash flow from future operations will be sufficient to fund our anticipated operations for fiscal 2004, this belief is substantially dependent on successfully converting accounts receivable and inventory to cash and increasing revenue.

Fluctuations in Operating Results
---------------------------------

         The Company's sales and operating results historically have varied (and will be likely to continue to vary) on a quarter-to-quarter and a year-to-year basis due to cyclical needs for research equipment as the sales are as yet principally limited to research centers involved in clinical trials with the BSD-2000, the relatively large per unit sales prices of the Company's products; the typical fluctuations in the mix of orders for different systems and system configurations; and other factors. For these and other reasons, the results of operations for a particular fiscal period may not be indicative of results for any other period.

Results of Operations:
----------------------

Three Months ended November 30, 2003

         Sales decreased from $800,285 in the three months ended November 30, 2002, to $681,134 in the three months ended November 30, 2003, a decrease of $119,151 or 14.89%, primarily due to a decrease in sales to the Company's unconsolidated subsidiary. The decrease was due to a systems overstock at the Company's unconsolidated subsidiary after receiving a large volume of systems during the close of the prior quarter. We derived $20,592, or 3.02% of total revenue in the period ended November 30, 2003 from manufacturing, assembling and testing thermotherapy systems for TherMatrx and selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. The remaining related party revenue of $466,633, or 68.5% was for one BSD-2000 system and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. The remaining revenue was $143,300 for the sale of a BSD-500, $26,722 for service contracts, $6,050 for billable labor and $17,837 for miscellaneous items.

         Gross profit for the period ending November 30, 2003 was $351,004 or 51.53% as compared to $451,127 or 56.37% of total product sales for the period ending November 30, 2002. This decrease was primarily due to a change in product mix.

         Selling, General and Administrative expenses decreased to $212,575 in the three months ended November 30, 2003, from $248,991 in the three months ended November 30, 2002 a decrease of $36,416 or 14.63%. This decrease was primarily due to lower legal and consulting costs. Total costs and expenses decreased by $48,545, a decrease of 6.44%, primarily due to decreased cost of goods sold as a result of decreased sales and the aforementioned decrease in selling, general and administrative expense offset by increases in research and development.

         Research and Development expenses were $162,558 for the three months ended November 30, 2003, as compared to $155,659 in the three months ended November 30, 2002. Research and Development expenses in the period ending November 30, 2003 related primarily to development work on our BSD-2000o3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         The net loss for the three months ending November 30, 2003, was $24,136 as compared with Net income of $47,606 for the three months ending November 30, 2002 was primarily due to lower sales volume.

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

Item 6.  Exhibits and reports on Form 8-K

(a)   Exhibits

     The following exhibit is filed as part of this report:

                   SEC
   Exhibit      Reference
   Number         Number                            Title of Document                               Location
-------------------------------------------------------------------------------------------------------------------
    31.01           31       Certification of Chief Executive Officer Pursuant to Rule        This filing
                             13a-14
-------------------------------------------------------------------------------------------------------------------
    31.02           31       Certification of Chief Financial Officer Pursuant to Rule        This filing
                             13a-14
-------------------------------------------------------------------------------------------------------------------
    32.01           32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                             (Chief Executive Officer)
-------------------------------------------------------------------------------------------------------------------
    32.02           32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                             (Chief Financial Officer)


b) Reports on Form 8-K - During the quarter, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BSD MEDICAL CORPORATION



Date:  January, 14, 2004                     /s/ Hyrum A. Mead
     -------------------                     -----------------
                                             Hyrum A. Mead
                                             President