Form 10QSB
period 2004-02-29
BSD MEDICAL CORP
filed 2004-04-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 29, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                           February 29, 2004
-------------------------------------                         -----------------
   Common stock, $.001 Par Value                                 19,915,232



Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

                              Assets                            February 29,
                              ------                               2004
                                                             -------------------
Current assets:
    Cash and cash equivalents                               $        1,827,289
    Receivables, net of $81,941 allowance
     for doubtful accounts                                             202,697
    Related party receivables                                          127,321
    Inventories                                                        711,889
    Other current assets                                                25,919
                                                             -------------------

           Total current assets                                      2,895,115
                                                             -------------------

Property and equipment, net                                            119,642
Patents, net                                                            25,946
                                                             -------------------

                                                            $        3,040,703
                                                             -------------------

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                        $           74,516
    Accrued expenses                                                   496,118
    Current portion of deferred revenue                                 34,285
                                                             -------------------

           Total current liabilities                                   604,919
                                                             -------------------
Long term liabilities
    Deferred revenue                                                    20,450
                                                             -------------------

           Total liabilities                                           625,369
                                                             -------------------

Stockholders' equity:
     Preferred stock, .001 par value; 10,000,000
      authorized,  no shares issued and outstanding
    Common stock, $.001 par value; authorized
      40,000,000 shares; issued and outstanding
      19,915,232, shares                                                19,916
    Additional paid-in capital                                      23,188,956
    Deferred compensation                                              (27,808)
    Accumulated deficit                                            (20,765,496)
    Common stock in treasury 13,412 shares, at cost                       (234)
                                                             -------------------

          Net stockholders' equity                                   2,415,334
                                                            -------------------

                                                            $        3,040,703
                                                             ===================

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)
              Periods ended February 29, 2004 and February 28, 2003


                                                                Three Months                        Six Months
                                                                   Ended:                             Ended:
                                                      ---------------------------------  ---------------------------------
                                                        February 29      February 28     February 29      February 28
                                                           2004              2003             2004              2003
                                                      ---------------  ----------------  ---------------  ----------------

Sales                                                $     218,350          212,121     $     412,258    $     254,954
Related party sales                                        208,192          283,740           695,418        1,041,191
                                                      ---------------  ----------------  ---------------  ----------------

           Total revenues                                  426,542          495,861         1,107,676        1,296,145
                                                      ---------------  ----------------  ---------------  ----------------
Costs and expenses:

    Cost of product sales                                  206,765           56,540           315,186           62,710
    Cost of related party sales                             61,969          113,974           283,676          456,961
    Research and development                               166,733          184,806           329,290          340,465
    Selling, general, and administrative                   248,581          249,128           461,161          498,119
                                                      ---------------  ----------------  ---------------  ----------------

           Total costs and expenses                        684,048          604,448         1,389,313        1,358,255
                                                      ---------------  ----------------  ---------------  ----------------

           Operating loss                                 (257,506)        (108,587)         (281,637)         (62,110)

Other income
    Interest income                                          2,500            1,055             2,601            2,185
    Interest expense                                          (245)               -              (353)
                                                      ---------------  ----------------  ---------------  ----------------

           Total other income                                2,255            1,055             2,248            2,185
                                                      ---------------  ----------------  ---------------  ----------------

           Loss before income taxes                       (255,251)        (107,532)         (279,389)         (59,925)

Income tax benefit                                               -                -                 -                -
                                                      ---------------  ----------------  ---------------  ----------------

           Net loss                                  $    (255,251)        (107,532)    $    (279,389)   $     (59,925)
                                                      ===============  ================  ===============  ================

Net loss per common and common equivalent share,
   basic and diluted                                 $        (.01)            (.01)    $        (.01)               -
                                                      ---------------  ----------------  ---------------  ----------------

Weighted average number of shares outstanding,
    basic and diluted                                   18,898,000       17,777,000        19,891,000       17,776,000



See accompanying notes to financial statements.


                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
            Six months ended February 29, 2004 and February 28, 2003


Increase (Decrease) in Cash and Cash Equivalents                         Feb. 29,         Feb. 28,
------------------------------------------------                          2004             2003
                                                                       -------------------------------
Cash flows from operating activities:
    Net loss                                                          $   (279,389)   $    (59,925)
    Adjustments to reconcile net loss to net cash
      Used in operating activities:
       Depreciation and amortization                                        22,591          24,013
       Bad debt expense                                                     61,805
       Deferred gain on sale of building                                         -         (15,275)
       Stock compensation expense                                           12,000          11,199
       Deferred compensation                                                 7,858           6,358
       (Increase) decrease in:
           Receivables                                                      11,899         107,049
           Inventories                                                      90,584         (58,003)
           Prepaid expenses and deposits                                    17,319          (8,549)
       Increase (decrease) in:
           Accounts payable                                               (205,552)        135,591
           Accrued expenses                                               (118,352)        (96,933)
           Deferred revenue                                                (29,385)        (48,763)
                                                                       -------------------------------

              Net cash provided (used) by operating activities            (408,622)         (2,438)
                                                                       -------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                           -          (6,744)
                                                                       -------------------------------
              Net cash used in investing activities                              -          (6,744)
                                                                       -------------------------------

Cash flows provided by financing activities:
    Proceeds from issuance of common stock                               2,099,908               -
                                                                       -------------------------------
              Net cash provided by financing activities                  2,099,908               -
                                                                       -------------------------------

Increase (decrease) in cash and cash equivalents                          1,691,286         (9,182)
Cash and cash equivalents, beginning of period                              136,003        421,900
                                                                       -------------------------------

Cash and cash equivalents, end of period                              $   1,827,289   $    412,718
                                                                       ===============================

Supplemental Disclosure of Cash Flow Information


         o The Company paid no cash for taxes and $353 for interest in the period ended February 29, 2004. During the period ended February 28, 2003 the Company paid no cash for taxes and interest.

         o The Company issued 75,000 options to purchase common stock for the periods ended February 28, 2004 and 2003, which resulted in an increase to Deferred Compensation of $8,250 and $7,500 respectively.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of February 29, 2004, the Condensed Statements of Operations for the three and six months ended February 29, 2004 and February 28, 2003, and the Condensed Statements of Cash Flow for the six months ended February 29, 2004, and February 28, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 29, 2004 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 29, 2004, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net Loss Per Common Share

         Net loss per common share for the quarters ended February 29, 2004 and February 28, 2003, are based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3.    Related Party Transactions

          During the six months periods ended February 29, 2004 and February 28, 2003 the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder of $695,418 and $1,041,191, respectively. These related party transactions represent 62.78 % and 80.32 % of total sales.

         At February 29, 2004, accrued expenses includes approximately $126,428 consisting of deposits on orders placed by an unconsolidated affiliate and an entity controlled by a significant stockholder.

         At February 29, 2004, accounts receivable includes approximately $127,321 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.

Note 4.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, only the intrinsic value has been recognized in the financial statements as expense. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below for the six months ended February 29, 2004 and February 28, 2003:

                                                                Six Months Ended       Three Months Ended
                                                                  February 29              February 28
                                                                 2004        2003        2004        2003
                                                            -------------------------------------------------

Net (loss) income - as reported                             $  (279,389) $  (59,925) $ (255,251) $ (107,532)

Deduct total stock based employee
compensation expense determined under fair
value based method for all awards,
net of related taxes                                            (25,000)    (63,113)    (25,000)    (32,113)
                                                            -------------------------------------------------

Net loss - pro forma                                        $  (304,389) $ (123,038) $ (280,251) $ (139,645)
                                                            -------------------------------------------------

Basic and Diluted income (loss) per share - as reported
                                                            $      (.01) $     (.00) $     (.01) $     (.01)
                                                            -------------------------------------------------

Basic and Diluted income (loss ) per share -  pro-forma
                                                            $      (.02) $     (.01) $     (.02) $     (.01)
                                                            -------------------------------------------------

         The fair value of each option granted for the six months ended February 29, 2004 and February 28, 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         ----------------------------------
                                               2004            2003
                                         ----------------------------------

Expected dividend yield                   $             - $              -
Expected stock price volatility                      114%             137%
Risk-free interest rate                              4.2%             4.2%
Expected life of options                          5 years          5 years

         The weighted average fair value of options granted during the six months ended February 29, 2004 and February 28, 2003 were $.64 and $.60, respectively.


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

         Inventory Reserves. As of February 29, 2004, we had recorded a reserve for potential inventory impairment of $140,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2004 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations. Our allowance for doubtful accounts at February 29, 2004 was approximately $82,000, or approximately 19.9% of the total outstanding receivables. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. To date, actual results have not differed materially from management's estimates, however the non-payment of a receivable related to the sale of a BSD 500 or BSD 2000 could have a material adverse impact on our results of operations.

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $20,765,496. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock. As of February 29, 2004, our working capital was $2,290,196 and our cash and cash equivalents totaled $1,827,289. We have no bank debt and no credit facility. Our contractual obligations and commercial commitments requiring capital resources include building rent of $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers.

         We used $408,622 in cash from operating activities during the period ended February 29, 2004 primarily as a result of our net loss of $279,389 and a decrease in accounts payable and accrued expenses of $323,904, offset by a decrease in inventory of $90,584, a decrease in prepaids and accounts receivable of $29,218, and $22,591 in depreciation and amortization.

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

         Our ability to fund our cash needs and grow our business depends on our ability to generate cash flow from operations and capital from financing activities. Our operating cash flow has fluctuated significantly in the past and may continue to do so in the future. While we believe that our current working capital and anticipated cash flow from future operations will be sufficient to fund our anticipated operations for fiscal 2004, there can be no assurance that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, or at all.

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

Results of Operations:
----------------------

Six Months ended February 29, 2004

         Sales decreased from $1,296,145 in the six months ended February 28, 2003 to $1,107,676 in the six months ended February 29, 2004, a decrease of $188,469 or 14.54%, primarily due to decreased sales to the Company's unconsolidated subsidiary, TherMatrx. We derived $88,620, or 8% of our total sales in the period ended February 29, 2004 as compared to $553,943 or 42.73% of total sales in the period ending February 28, 2003, from manufacturing, assembling and testing thermotherapy systems, selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. The remaining related party revenue of approximately $606,798, or 54.78 % of total sales was for a BSD-2000 system and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. The remaining revenue of $412,258 was for non-related party sales, which included sales of 2 BSD-500 systems for $341,300, $43,230 for service contracts, and $27,728 for miscellaneous items.

         Gross profit for the six months ended February 29, 2004 was $508,812 or 45.93% as compared to $776,474 or 59.9% of total sales for the period ending February 28, 2003. The decrease in gross profit as a percentage of total product sales was primarily due to an adjustment to inventory to reflect the lower of cost or market which resulted in an increase in cost of sales of approximately $48,000 and because the Company had excess capacity of production employees due to the decrease in sales. In addition, the Company had sales of higher margin hyperthermia system products - accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales in the period ending February 28, 2003.

         Selling, General and Administrative expenses were $461,161 for the six months ended February 29, 2004, as compared to $498,119 in the six months ended February 28, 2003, a decrease of $36,958 or 7.41%, primarily due to decreases in legal and consulting expense increase of approximately $88,000, offset by an increase in warranty costs of approximately $17,200 that was associated with a European sale, charges to bad debt expense of $14,577 and small increases in employee benefits and insurance. In the six months ended February 28, 2003, the Company paid significant legal fees associated with the filing of its fiscal 2003 Form 10KSB and compliance with the Sarbanes Oxley Act. Such costs were not repeated in the six months ended February 29, 2004. Total costs and expenses increased by $31,058, an increase of 2.28%, primarily due an increase in cost of goods sold as a result of the aforementioned adjustment to inventory offset by decreases in selling, general and administrative and research and development.

         Research and Development expenses were $329,290 for the six months ended February 28, 2004, as compared to $340,465 in the six months ended February 28, 2003. Research and Development expenses in the period ending February 28, 2004 related primarily to development work on our BSD-2000o3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         Net Loss for the period ending February 28, 2004 was $279,389 compared to $59,925 for the February 28, 2003 period. The increase in net loss was primarily due to decreased sales volume and higher cost of goods sold.

Three Months ended February 29, 2004

         Sales decreased to$426,542 in the three months ended February 28, 2004, as compared to $495,861 in the three months ended February 28, 2003, a decrease of $69,319 or 13.98%, primarily due to decreased sales to Thermatrx, the Company's unconsolidated subsidiary. During the three-month period ending February 29, 2004, we derived $68,028 or 15.94% of total sales from Thermatrx as compared to $204,113, or 41.16% of our sales in the period ended February 28, 2003. The sales to Thermatrx include manufacturing, assembling and testing thermotherapy systems, probes, applicators, temperature sensors and other components. The remaining related party revenue of approximately $140,180, or 32.86% of total sales was for component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. The remaining revenue was $16,508 for service contracts, $198,000 for the sale of 1 BSD -500 system and $3,842 for miscellaneous items.

         Gross profit for the period ending February 29, 2004 was $157,808 or 36.99% as compared to $325,347 or 65.61% of total product sales for the period ending February 28, 2003. The decrease in gross profit as a percentage of total product sales was primarily due to an adjustment to inventory to reflect the lower of cost or market which resulted to an increase in cost of sales of approximately $48,000 and because the Company had excess capcity of production employees due to the decrease in sales. In addition, the Company had sales of higher margin hyperthermia system products for the period ending February 28, 2003 accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales.

         Selling, General and Administrative expenses was $248,581 in the three months ended February 29, 2004, as compared to $249,128 in the three months ended February 28, 2003 an decrease of $547 or .22%, primarily due to decreases in legal and consulting expense offset by increases in bad debt expense of $14,570, warranty costs of $17,221 and small increases in employee benefits and insurance. Total costs and expenses increased by $79,600, an increase of 13.17%, primarily due to an increase in cost of goods sold partially offset by the aforementioned increase in selling, general and administrative and research and development partially offset by a slight decrease in research and development.

         Research and Development expenses were $166,733 for the three months ended February 29, 2004, as compared to $184,806 in the three months ended February 28, 2003. Research and Development expenses in the period ending February 28, 2003 related primarily to development work on our BSD-2000o3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         The Net Loss for the three months ending February 29, 2004, was $255,251 as compared with a Net Loss of $107,532 for the three months ending February 28, 2003.

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

Item 3.  Controls and Procedures

         a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 29, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be included in our Securities and Exchange Commission ("SEC") reports is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to BSD Medical, Inc.

         (b) Changes in internal controls over financial reporting.

         In addition, there were no significant changes in our internal controls that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken..

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

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

b) Reports on Form 8-K

         The Company filed an 8-K on December 10, 2003 to report the completed sale of 239,600 of its commons stock to three institutional investors pursuant to the Securities Purchase Agreement dated November 28, 2003 which was filed with BSD's annual report filed on December 1, 2003.



SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BSD MEDICAL CORPORATION



Date:  April 14, 2004                 /s/ Hyrum A. Mead
     -----------------                -----------------
                                      President