Form 10QSB
period 2004-05-31
BSD MEDICAL CORP
filed 2004-07-15
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2004

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


           DELAWARE                                     75-1590407
     -----------------------                 ----------------------------------
     (State of Incorporation)               (IRS Employer Identification Number)


                 2188 West 2200 South
                 Salt Lake City, Utah                             84119
    -----------------------------------------------          -------------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (801) 972-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding as of May 31, 2004
---------------------------------------      ------------------------------

     Common stock, $.001 Par Value                     19,924,570



Transitional Small Business Disclosure Format (Check one):     Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION

                             Condensed Balance Sheet
                                   (Unaudited)

                              Assets                               May 31
                              ------                                2004
                                                             -------------------
Current assets:
    Cash and cash equivalents                               $        1,469,711
    Receivables, net                                                     3,591
    Related party receivables                                          224,600
    Inventories                                                        777,596
    Prepaid Expenses                                                    10,543
    Deposits                                                            47,377
                                                             -------------------
           Total current assets                                      2,533,418
                                                             -------------------

Property and equipment, net                                            120,144
Patents, net                                                            25,476
                                                             -------------------
                                                            $        2,679,038
                                                             -------------------

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Accounts payable                                        $          119,095
    Accrued expenses                                                   390,146
    Current portion of deferred revenue                                 46,612
                                                             -------------------

           Total current liabilities                                   555,853
                                                             -------------------
Long term liabilities
     Deferred revenue                                                   11,212
                                                             -------------------

           Total liabilities                                $          567,065
                                                             -------------------

Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
        authorized, no shares issued and
        outstanding                                                          -
    Common stock, $.001 par value; authorized
        40,000,000, issued 19,937,982 and
        outstanding 19,913,651 shares                                   19,938
    Additional paid-in capital                                      23,197,508
    Deferred compensation                                              (27,808)
    Accumulated deficit                                            (21,077,431)
    Common stock in treasury 24,331 shares, at cost                       (234)
                                                             -------------------

           Net stockholders' equity                                  2,111,973
                                                             -------------------

                                                            $        2,679,038
                                                             ===================

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)
                   Periods ended May 31, 2004 and May 31, 2003


                                                                      Three Months                       Nine Months
                                                                         Ended:                            Ended:
                                                             -------------------------------    ------------------------------
                                                                May 31,          May 31,           May 31,         May 31,
                                                                  2004             2003              2004            2003
                                                             ---------------  --------------    ---------------  -------------
Sales                                                       $     147,899    $      42,554     $     560,156    $     297,508
Royalty revenue in arrears                                              -          275,000                 -          275,000
Related party revenue                                             285,823          369,128           981,241        1,410,319
                                                             ---------------  --------------    ---------------  -------------

           Total revenues                                         433,722          686,682         1,541,397        1,982,827
                                                             ---------------  --------------    ---------------  -------------

Costs and expenses:
    Cost of product sales                                         117,855            8,234           448,068           70,944
    Related party cost of product sales                           126,389          193,146           395,039          650,107
    Research and development                                      160,715          160,241           490,006          500,706
    Selling, general, and administrative                          342,793          245,495           803,947          743,614
                                                             ---------------  --------------    ---------------  -------------

           Total costs and expenses                               747,752          607,116         2,137,060        1,965,371
                                                             ---------------  --------------    ---------------  -------------

           Operating income (loss)                               (314,030)          79,566          (595,663)          17,456

Other income (expense):
    Interest income                                                 2,215              479             4,816            2,664
    Interest  (expense)                                              (124)               -              (477)               -
                                                             ---------------  --------------    ---------------  -------------

                                                                    2,091              479             4,339            2,664
                                                             ---------------  --------------    ---------------  -------------

           Net income (loss)                                $    (311,939)   $      80,045     $    (591,324)  $       20,120
                                                             ===============  ==============    ===============  =============

Net (loss) income per common and common equivalent
   share, basic and diluted                                 $        (.02)   $         .00     $        (.03)  $         .00
                                                             ===============  ==============    ===============  =============

Weighted average number of shares outstanding:

Basic                                                          19,912,000       17,827,000        19,246,000      17,793,000
                                                             ===============  ==============    ===============  =============

Diluted                                                        19,912,000       17,827,000        19,246,000      17,793,000
                                                             ===============  ==============    ===============  =============


See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                 Nine Months ended May 31, 2004 and May 31, 2003

                                                                                    May 31,           May 31,
                                                                                      2004              2003
                                                                                  --------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                           $   (591,324)  $        20,120
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Provision for allowance for doubtful accounts                                  14,569                 -
       Depreciation and amortization                                                  33,597            36,454
       Deferred compensation                                                           7,858             6,358
       Stock compensation expense                                                     12,000            24,000
       Deferred gain on sale of asset                                                      -           (15,275)
       (Increase) decrease in:
           Receivables                                                               160,962            57,661
           Inventories                                                                24,877          (120,391)
           Prepaid expenses and deposits                                             (14,682)          (10,595)
       Increase (decrease) in:
           Accounts payable                                                         (160,973)           96,966
           Accrued expenses                                                         (224,324)         (216,300)
           Deferred revenue                                                          (26,296)          (65,271)
                                                                                 --------------    --------------
              Net cash flows used in
               Operating activities                                                 (763,736)         (186,273)
                                                                                 --------------    --------------

Cash flows from investing activities:
    Purchase of property and equipment                                               (11,038)          (59,765)
                                                                                 --------------    --------------
              Net cash used in investing activities                                  (11,038)          (59,765)
                                                                                 --------------    --------------

Cash flows provided by financing activities-
    Proceeds  from  issuance of common stock                                        2,108,482            2,000
                                                                                 --------------    --------------

Increase (Decrease) in cash and cash equivalents                                    1,333,708          (244,038)
Cash and cash equivalents, beginning of period                                        136,003           421,900
                                                                                 --------------    --------------

Cash and cash equivalents, end of period                                        $   1,469,711  $        177,862
                                                                                 ==============    ==============


o The Company paid $477 for interest and no cash for taxes during the period ended May 31, 2004 and no cash for interest and taxes during the period ended May 31, 2003.

o The Company issued 75,000 options to purchase common stock for the periods ended May 31, 2004 and 2003, which resulted in an increase to Deferred Compensation of $8,250 and $7,500 respectively.

o During the nine months ended May 31, 2003 the Company issued 25,199 shares of common stock in exchange for 36,199 warrants to purchase the Company's Common Stock

o During the nine months ended May 31, 2003 the Company issued 20,000 shares of the Company's Common Stock to one of its directors for the exercise of options at $.10 per share

Note 1.     Basis of Presentation

         The Condensed Balance Sheet as of May 31, 2004, the Condensed Statements of Operations for the three and nine months ended May 31, 2004 and May 31, 2003 and the Condensed Statements of Cash Flow for the nine months ended May 31, 2004 and May 31, 2003, have been prepared by the Company without an audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of May 31, 2004 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine month periods ended May 31, 2004 are not necessarily indicative of the results to be expected for the full year.


Note 2.    Net Income (Loss) Per Common Share

         Net income (loss) per common share for the quarters ended May 31, 2004, and May 31, 2003, is based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3.    Related Party Transactions

         During the nine months ended May 31, 2004 and 2003 the Company had sales to an unconsolidated affiliate of $99,503 and $915,913 and to an entity controlled by a significant stockholder of $881,738 and $494,406, respectively.

         At May 31, 2004, accounts receivable include $224,600 due from an unconsolidated affiliate and an entity controlled by a significant stockholder.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 4.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, only the intrinsic value has been recognized in the financial statements as expense. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below for the nine months ended May 31, 2004 and May 31, 2003:


                                                              Nine Months Ended             Three Months Ended
                                                                    May 31                        May 31
                                                               2004           2003           2004          2003
                                                        ------------------------------------------------------------

Net (loss) income - as reported                         $      (591,324) $      20,120  $    (311,939) $     80,045

Deduct total stock based employee
ompensation expense determined under fair
value based method for all
awards, net of related taxes                                    (25,000)       (63,113)       (25,000)      (32,113)
                                                        ------------------------------------------------------------

Net loss - pro forma                                    $      (616,324) $     (42,993) $    (336,939) $     47,932
                                                        ------------------------------------------------------------

Basic and Diluted income (loss)
per share - as reported                                 $          (.03) $         .00  $        (.02) $        .00
                                                        ------------------------------------------------------------

Basic and Diluted income (loss)
per share - pro-forma                                   $          (.03) $        (.01) $        (.02) $        .00
                                                        ------------------------------------------------------------

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements


         The fair value of each option granted for the nine months ended May 31, 2004 and May 31, 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         ----------------------------------
                                               2004            2003
                                         ----------------------------------

Expected dividend yield                   $             - $              -
Expected stock price volatility                       83%             137%
Risk-free interest rate                              5.5%             4.2%
Expected life of options                          3 years          5 years

         The weighted average fair values of options granted during the nine months ended May 31, 2004 and May 31, 2003 were $1.01 and $.64, respectively.


Note 5.  Subsequent Events

         On July 15, 2004, American Medical Systems Holdings, Inc., or AMS, acquired TherMatrx, Inc. for $40 million in cash plus future payments contingent upon the combined entity's future sales of TherMatrx's DOT systems. The sale includes all of our TherMatrx shares. We expect to receive an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately $9 million in connection with the closing. Our approximate 30% ownership of TherMatrx was reduced to approximately 25% because of the exercise of outstanding options to acquire common stock of TherMatrx at the closing. We may also receive future contingent payments. Contingent payments to TherMatrx shareholders will be four times quarterly sales of TherMatrx's DOT systems during the six quarters beginning July 5, 2004 and ending December 31, 2005. We will receive quarterly contingent payments when the accumulated value of four times quarterly sales has exceeded the initial $40 million payment to TherMatrx shareholders. The contingent payments are also subject to certain set-off rights in favor of AMS. The aggregate maximum amount of the initial payment and any contingent payments is $250 million. While the contingent payments are not guaranteed and are subject to the future sales of TherMatrx products, we have offered the following projections. If the sale of TherMatrx products were to remain flat at the recent sales rates, the total payment for our TherMatrx shares would be about $30 million, including the initial payment of approximately $9 million. Since the sale of TherMatrx products has been increasing in the current year over previous years, we have projected a continued growth trend during the earn-out period. If that growth trend were realized, the projected total payment for our TherMatrx shares would be about $40 million, including the initial payment of approximately $9 million. However, any future payments are not guaranteed and are subject to uncertainties, and we may not receive any contingent payments in addition to the initial $9 million, which is the only amount guaranteed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below and the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-KSB for our fiscal year ended August 31, 2003. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

General

         We develop, manufacture and market microwave systems used in the treatment of cancer. Our microwave systems are used in cancer treating therapies that elevate the temperature of tumors or other targeted tissue to conditions classified as either hyperthermia or thermal therapy, also called thermotherapy, through precisely delivered microwave energy.

         Since our inception, we have been engaged in the development and improvement of technology that can better accomplish cancer treatment through hyperthermia therapy. From our predecessor hyperthermia systems, our current BSD-500 and BSD-2000 hyperthermia systems have emerged. We have also developed enhancements to our BSD-2000 system including the BSD-2000/3D that is designed to allow three dimensional steering of deep focused energy and heat to targeted tumors and tissue and the BSD-2000/3D/MR that includes an interface for magnetic resonance imaging. Our hyperthermia systems are sold with supporting software and may also be sold with support services.

         Since inception, we have generated substantial operating losses and at May 31,2004, had an accumulated deficit of $21,077,431. We recorded net loss for the nine months ended May 31, 2004 of $591,324.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training, and service support contracts. Product sales were $433,722 and $1,541,397 for the three and nine months ended May 31, 2004, respectively. Service revenue was $19,052 and $74,684 for the three and nine months ended May 31, 2004, respectively.

         Total costs and expenses for the quarter ended May 31, 2004 increased by $140,676, an increase of 23%, primarily due to an increase in selling, general and administrative and higher cost of goods sold. Total costs and expenses for the nine months ended May 31, 2004 increased by $171,689, an increase of 9% primarily due to an increase in cost of goods sold, an increase in selling, general and administrative expense partially offset by a small decrease in research and development expense and the inventory adjustment of $48,000 to reflect the lower of cost or market.

         We derived $285,823, or 66% and $982,241 or 64% of our revenue in the three and nine months ended May 31, 2004 from sales to related parties. Approximately $99,503 of such related party revenue was from manufacturing, assembling and testing thermotherapy systems for TherMatrx and selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. The remaining related party revenue of approximately $881,738 was for two BSD-2000 system and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In the nine-month period ended May 31, 2004, we derived $560,156, or 36% of our revenue from unrelated parties. These revenues consisted of the sales of $471,725 for three BSD 500 systems, $51,631 for service contracts and sales of miscellaneous consumable devices used with our hyperthermia systems of $36,801.

         As described more fully elsewhere in this report, on July 15, 2004, AMS acquired TherMatrx, including all of our TherMatrx shares. Having sold our TherMatrx shares, any future product sales to TherMatrx are uncertain and could decrease to zero in future fiscal periods. While TherMatrx may purchase products from us in the future, we have not included any TherMatrx sales in our business planning. It has never been our intent to focus our business on contract manufacturing. We historically provided manufacturing services to TherMatrx to help it develop its business.

         We project that in fiscal year 2004 the significant decline of TherMatrx sales will create a significant decline in our total revenue as compared to fiscal 2003, and that we will incur a greater loss in fiscal 2004 than in 2003.

         We intend to use the cash generated from the sale of our TherMatrx shares to aggressively pursue our business plan and diversify our revenue base away from related party revenue. Our plan includes increasing support for sales and marketing of our FDA approved products and the pursuit of pre-marketing approval for the BSD-2000 in an effort to complete our objective of providing treatment for solid tumors located throughout the body. Our plan also anticipates the development of new products that provide heat therapies relating to cancer and other health concerns. We intend to pursue compatible technologies other than those developed within our company to further strengthen our product offering and the markets that we can address. In the future, we expect to spend substantially more on sales and marketing, including the development of new channels of distribution, sales partnerships, regulatory efforts to increase our offering of FDA approved products, and on new technology, developed both outside our company and internally. These actions are intended to boost our sales to levels anticipated in our forward business plan. Because our plan requires an investment in our business as described above, we anticipate that we will incur substantial losses until our sales rise significantly above past levels.


Results of Operations
---------------------

Nine months ended May 31, 2004 compared to nine months ended May 31, 2003

         Revenue. Sales decreased from $1,982,827 in the nine months ended May 31, 2003 to $1,541,397 in the nine months ended May 31, 2004, a decrease of $441,430 or 22%, primarily due to decreased sales to the Company's unconsolidated subsidiary, TherMatrx. We derived $99,503 or 6% of our total sales in the period ended May 31, 2004 as compared to $915,913 or 46% of total sales in the period ending May 31, 2003 from manufacturing, assembling and testing thermotherapy systems, selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. Having sold our TherMatrx shares, any future product sales to TherMatrx are uncertain and could decrease to zero in the fourth quarter and future fiscal periods. While TherMatrx may purchase products from us in the future, we have not included in the fourth quarter any TherMatrx sales in our business planning. We historically provided manufacturing services to TherMatrx to help it develop its business.

         Related party revenue. Related party revenue of approximately $881,738, or 57 % of total sales was for 2 BSD-2000 systems and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. Product sales to unrelated parties were $560,156 as compared to $297,508 in the period ending May 31, 2003, an increase of $262,648 or 88%. These sales include $471,725 for 3 BSD-500 systems, $51,631 for service contracts, and $36,801 for miscellaneous items.

         We project that in fiscal year 2004 the significant decline of TherMatrx sales will create a significant decline in our total revenue as compared to fiscal 2003, and that we will incur a greater loss in fiscal 2004 than in 2003.

             We intend to use the cash generated from the sale of our TherMatrx shares to aggressively pursue our business plan and diversify our revenue base away from related party revenue. Our plan includes increasing support for sales and marketing of our FDA approved products and the pursuit of pre-marketing approval for the BSD-2000 in an effort to complete our objective of providing treatment for solid tumors located throughout the body. Our plan also anticipates the development of new products that provide heat therapies relating to cancer and other health concerns. We intend to pursue compatible technologies other than those developed within our company to further strengthen our product offering and the markets that we can address. In the future, we expect to spend substantially more on sales and marketing, including the development of new channels of distribution, sales partnerships, regulatory efforts to increase our offering of FDA approved products, and on new technology, developed both outside our company and internally. These actions are intended to boost our sales to levels anticipated in our forward business plan. Because our plan requires an investment in our business as described above, we anticipate that we will incur substantial losses until our sales rise significantly above past levels.

         Gross Profit. Gross profit for the nine months ending May 31, 2004 was $698,290, or 45%, as compared to $1,261,776, or 64%, of total product sales for the nine-month period ending May 31, 2003. The decline in gross profit margin was primarily due to the cost of excess production employees resulting from the decrease in sales and due to a sales incentive we agreed to in connection with the sale of the BSD-2000 to Medizin-Technik. We agreed to provide an extra applicator at no additional charge as a sales incentive in connection with the sale of the BSD-2000. The cost of the additional applicator lowered the gross margin recognized on the sale. Also, we made an adjustment to inventory to reflect the lower of cost or market, which resulted in an increase in cost of sales of approximately $48,000. In addition, we had sales of higher margin hyperthermia system products accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales in the period ending May 31, 2003.

         Selling,General and Administrative Expenses. Selling, general and administrative expenses were $803,947 for the nine months ended May 31, 2004, as compared to $743,614 in the nine months ended May 31, 2003, an increase of $60,333 or 8%, primarily due to increases in sales and marketing of $55,753, increase in warranty costs $17,200 of approximately that was associated with a European sale, charges to bad debt expense of $14,577 and small increases in employee benefits and insurance offset by decreases in legal and consulting expense of approximately $69,478. This increase in selling, general and administrative expenses also includes penalties of $22,656 for delays in getting a registration statement on Form SB-2 declared effective by the SEC. In the nine months ended May 31, 2003, we paid significant legal fees associated with fiscal 2002 compliance with the Sarbanes-Oxley Act. Such costs were not repeated in the nine months ended May 31, 2004. Total costs and expenses increased by $171,689, an increase of 9%, primarily due an increase in cost of goods sold, the aforementioned increase in selling, general and administrative expense partially offset by small decrease in research and development and the inventory adjustment of $48,000 to reflect the lower of cost or market.

         Research and Development Expenses. Research and development expenses were $490,006 for the nine months ended May 31, 2004, as compared to $500,706 in the nine months ended May 31, 2003. Research and development expenses in the period ending May 31, 2004 related primarily to development work on our BSD-2000/3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         Net Loss. Net loss for the period ending May 31, 2004 was $591,324 compared to a profit of $20,120 for the May 31, 2003 period. The increase in net loss was primarily due to decreased sales volume and higher cost of goods sold.

Three months ended May 31, 2004 compared to three months ended May 31, 2003

         Revenue. Sales decreased to $433,722 in the three months ended May 31, 2004, as compared to $686,682 in the three months ended May 31, 2003, a decrease of $252,960 or 37%, primarily due to decreased sales to TherMatrx, the Company's unconsolidated subsidiary. During the three-month period ending May 31, 2004, we derived $10,882 or 2.5% of total sales from TherMatrx as compared to $362,067, or 53% of our sales in the period ended May 31, 2003. The sales to TherMatrx include manufacturing, assembling and testing thermotherapy systems, probes, applicators, temperature sensors and other components. Having sold our TherMatrx shares, any future product sales to TherMatrx are uncertain and could decrease to zero in the fourth quarter and future fiscal periods. While TherMatrx may purchase products from us in the future, we have not included any TherMatrx sales in our business planning. We historically provided manufacturing services to TherMatrx to help it develop its business .The remaining related party revenue of approximately $274,941 or 63% of total sales was for a BSD -2000 and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. Non-related party revenue for the period ending May 31, 2004 was $147,899, an increase of $105,345 as compared to the period ending May 31, 2003. This non-related party revenue for the period ended May 31, 2004 includes $8,402 for service contracts, $130,425 for the sale of one BSD -500 system and $9,072 for miscellaneous items.

         Gross Profit. Gross profit for the period ending May 31, 2004 was $189,478 or 44% as compared to $485,302 or 71% of total product sales for the period ending May 31, 2003. The decrease in gross profit as a percentage of total product sales was primarily because the Company had excess capacity of production employees due to the decrease in sales. In addition, the Company had sales of higher margin hyperthermia system products for the period ending May 31, 2003 accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales.

         Selling, General and Administrative Expense. Selling, general and administrative expense was $342,793 in the three months ended May 31, 2004, as compared to $245,495 in the three months ended May 31, 2003, an increase of $97,298 or 40%, primarily due to increases in legal and accounting services of $33,369, penalties of $22,656 for delays in getting a registration statement on Form SB-2 declared effective by the SEC, increases in marketing expenses of $54,480 and small increases in employee benefits and insurance partially offset by lower consulting expense.

         Research and Development Expense. Research and development expense were $160,715 for the three months ended May 31, 2004, as compared to $160,241 in the three months ended May 31, 2003. Research and development expenses in the period ending May 31, 2004 related primarily to development work on our BSD-2000o3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         Net Loss. Net loss for the three months ending May 31, 2004, was $311,939 as compared with a net profit of $80,045 for the three months ending May 31, 2003.


Critical Accounting Policies and Estimates
------------------------------------------

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

         Revenue Recognition. Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most system sales do not include installation. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of cancer treatment systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by BSD. We provide a reserve allowance for estimated returns. To date, returns have not been significant.

         Revenue from manufacturing services is recorded when an agreement with the customer exists for such services, the services have been provided, and collection is reasonably assured. Revenue from training services is recorded when an agreement with the customer exists for such training, the training services have been provided, and collection is reasonably assured. Revenue from service support contracts is recognized on a straight-line basis over the term of the contract, which approximates recognizing it as it is earned.

         Our revenue recognition policy is the same for sales to both related parties and non-related parties. We provide the same products and services under the same terms for non-related parties as with related parties. Sales to distributors are recognized in the same manner as sales to end-user customers. Deferred revenue and customer deposits include amounts from service contracts as well as cash received for the sales of products, which have not been shipped.

         Inventory Reserves. As of May 31, 2004, we had recorded a reserve for potential inventory impairment of $140,000. This estimate is determined based on our forecasted sales and related inventory usage to fill such sales orders as well as evaluation of technological enhancements that may render inventory items obsolete in the near-term. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2004 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods. We have projected a decrease in future orders placed with us for TherMatrx systems, but do not project a requirement for any inventory impairment based on this decline. In the past we have purchased inventory only after receiving orders for TherMatrx systems, and only in quantities sufficient to fulfill those orders. We have no inventory for TherMatrx systems that is currently at risk, whether or not future orders are placed with us for TherMatrx systems.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations with exception of the bad debt expense of approximately $300,000 recorded in fiscal 2003 as discussed below. Our allowance for doubtful accounts at August 31, 2003 was approximately $67,000, or approximately 14% of the total outstanding receivables. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. The non-payment of a receivable related to the sale of a BSD-500 or BSD-2000 could have a material adverse impact on our results of operations. As of May 31, 2004, our allowance for doubtful accounts was approximately $82,000 or approximately 26% of total outstanding receivables.

         Fluctuation in Operating Results. Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenue may fluctuate as a result of factors relating to the demand for thermotherapy systems and components parts supplied by us to TherMatrx, market acceptance of our BSD hyperthermia systems, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments and other matters. Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development and clinical trial expenses, and general and administrative expenses associated with our potential growth. For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.


Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $21,077,431. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock. We used $763,736 in cash from operating activities during the nine-month period ended May 31, 2004 compared to cash used of $186,273 in the nine-month period ended May 31, 2003. Our investing activities for the period ended May 31, 2004 resulted in net cash used of $11,038 relating to the purchase of certain property and equipment.

         At May 31, 2004, our working capital was $1,977,565, and our cash and cash equivalents totaled $1,469,711. We have no bank debt and no credit facility. Our contractual obligations and commercial commitments requiring capital resources include building rent of $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers.

         On November 28, 2003, we completed the sale of an aggregate of 1,820,000 shares of our common stock to investors for cash consideration of $1.10 per share, or gross proceeds of $2,002,000. On December 10, 2003, we issued an additional 239,600 shares to investors at a price per share of $1.10 for gross proceeds of $263,560. We also have agreed to issue to our placement agent a three-year warrant to purchase up to 91,000 shares at an exercise price per share of $1.80 as provided in the Securities Purchase Agreement. The net proceeds from the transactions, after paying a commission to our placement agent, T.R. Winston & Company, LLC, and legal and other expenses related to the transaction, were approximately $2,079,000.

         Our ability to fund our cash needs and grow our business depends on ability to generate cash flow from operations and capital from financing activities. Our operating cash flow has fluctuated significantly in the past and may continue to do so in the future. We believe that our current working capital and anticipated cash flow from future operations will be sufficient to fund our anticipated operations for fiscal 2004. We have based this belief, however, on assumptions that may prove to be wrong.

         We expect our revenue from sales of products to TherMatrx to decline substantially in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003. We also expect to incur additional expenses related to the commercial introduction of our BSD-500 systems, which will precede any revenue from the sale of such systems. Due to additional participation at trade shows, expenditures on publicity, additional travel, higher sales commissions and other related expenses, we project that our sales and marketing expenses will be approximately $250,000 higher in 2004 than in the prior year to support the commercial introduction of the BSD-500 systems. In addition, we anticipate that we will incur expenses of approximately $100,000 related to governmental and regulatory, including FDA, approvals during fiscal 2004 in excess of fiscal 2003. We are making these investments in sales and marketing and on government and regulatory activities to increase our revenue from sales of our BSD-500 system and, upon receipt of FDA approval, from the sale of our BSD-2000 system in the United States. These increased marketing and regulatory expenses are an investment in generating offsetting revenue against the decline in TherMatrx sales that we have projected, and to provide future revenue growth over the long term. We have not projected any sales to TherMatrx in our business planning beyond fiscal 2004.

         We are currently subject to the penalty provisions of the terms of the common stock issued in November and December 2003 and as such are required to pay these investors $1,500 per day until the registration statement is declared effective. We cannot assure when this registration statement will be declared effective and our obligation to pay this penalty will cease. Our cash available for operations will decrease by the amount paid as penalties to these investors.

         We believe any cash shortfall during fiscal 2004 that results from this decrease in revenues and increase in expenses can be covered through the cash raised in our November and December 2003 private placements and from the initial closing payment of approximately $9 million from the sale of our TherMatrx shares. However, if our revenues from TherMatrx decrease more rapidly than we currently expect or revenues from the sale of our systems is lower than we currently expect or we are required to pay substantial amounts as penalties to certain investors, we will have to cut expenses or use more of our available cash than we anticipated. We believe we can cover any such cash shortfall with cost cutting or available cash. If we cannot cover any such cash shortfall with cost cutting or available cash, we would need to obtain additional financing. We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems.

         On July 15, 2004, American Medical Systems Holdings, Inc., or AMS, acquired TherMatrx, Inc. for $40 million in cash plus future payments contingent upon the combined entity's future sales of TherMatrx's DOT systems. The sale includes all of our TherMatrx shares. We expect to receive an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately $9 million in connection with the closing. Our approximate 30% ownership of TherMatrx was reduced to approximately 25% because of the exercise of outstanding options to acquire common stock of TherMatrx at the closing. We may also receive future contingent payments. Contingent payments to TherMatrx shareholders will be four times quarterly sales of TherMatrx's DOT systems during the six quarters beginning July 5, 2004 and ending December 31, 2005. We will receive quarterly contingent payments when the accumulated value of four times quarterly sales has exceeded the initial $40 million payment to TherMatrx shareholders. The contingent payments are also subject to certain set-off rights in favor of AMS. The aggregate maximum amount of the initial payment and any contingent payments is $250 million. While the contingent payments are not guaranteed and are subject to the future sales of TherMatrx products, we have offered the following projections. If the sale of TherMatrx products were to remain flat at the recent sales rates, the total payment for our TherMatrx shares would be about $30 million, including the initial payment of approximately $9 million. Since the sale of TherMatrx products has been increasing in the current year over previous years, we have projected a continued growth trend during the earn-out period. If that growth trend were realized, the projected total payment for our TherMatrx shares would be about $40 million, including the initial payment of approximately $9 million. However, any future payments are not guaranteed and are subject to uncertainties, and we may not receive any contingent payments in addition to the initial $9 million, which is the only amount guaranteed. We expect to use the payments from the sale of our TherMatrx shares, including any contingent payments, for general corporate purposes including the sales and marketing effort for our FDA approved cancer therapy products, supporting the FDA application for our cancer therapy products under investigational status, and the development of future products used in medical therapy.

FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our anticipated financial performance and business plan;

         o our expectations regarding the co1mmercial introduction of the BSD-500 system;

         o our expectations and efforts regarding receipt of FDA approvals relating to the BSD-2000 system;

         o our technological developments to the BSD-500 and BSD-2000 systems;

         o    our development or acquisition of new technologies;

         o our expectation that sales to TherMatrx will decline and the rate at which sales to TherMatrx decline;

         o the amount of expenses we will incur for the commercial introduction of the BSD-500 system;

         o the amount of expenses we will incur for governmental and regulatory, including FDA, approvals;

         o our expectation that related party revenue will continue to be a significant portion of our total revenue;

         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts;

         o our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2004;

         o our assumption that we will receive contingent payments from AMS in connection with the TherMatrx acquisition; and

         o    our anticipated use of proceeds from the AMS transaction.

         We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled "Risk Factors" included elsewhere in this prospectus. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this prospectus, which reflect our beliefs and expectations only as of the date of this prospectus. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.  Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

During the quarter ended May 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION


ITEM 1. LEGAL PROCEDINGS.  NONE

ITEM 2.  CHANGE IN SECURITIES.  NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE

ITEM 4. SUBMISSION OF MATTERS TO A RATE OF SECURITY HOLDER.  NONE

ITEM 5.  OTHER INFORMATION.  NONE

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


b) Reports on Form 8-K


         The Company filed an 8-K on April 20, 2004 with a press release attached to announce that BSD Medical would present major technology advances at a World Hyperthermia Conference.

         The Company filed an 8-K on April 22, 2004 with a press release attached to announce that BSD Medical's Chairman had been nominated for "Entrepreneur of the Year".

         The Company filed an 8-K on May 11, 2004 with a press release attached to announce that BSD Medical had received FDA approval to investigate a new cancer treatment applicator.

         The Company filed an 8-K on May 25, 2004 with a press release attached to announce that BSD Medical's Hyperthermia Systems is a patient friendly treatment for rectal cancer.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BSD MEDICAL CORPORATION



Date:    July 15, 2004                 /s/ Hyrum A. Mead
     -----------------------------     -----------------
                                       President