Form 10KSB/A
period 2003-08-31
BSD MEDICAL CORP
filed 2004-07-22
CIK 320174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1
                                       to
                                  FORM 10-KSB/A

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

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes  [  ]   No  [X]

                                EXPLANATORY NOTE

This Amendment No. 1 to the issuer's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003 is being filed solely to conform the information herein with the information set forth in the issuer's Registration Statement on Form SB-2, as amended, originally filed on January 27, 2004. Except as so indicated, the issuer has made no other significant changes in this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report speaks as of the date of the original filing, and the issuer has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the issuer's reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-KSB.

                                     PART I


ITEM 1.  BUSINESS

Overview
--------

         We develop, manufacture, market and service hyperthermia microwave systems used to treat cancer, the second leading cause of death in the United States according to the National Cancer Society. Our treatment systems are designed to precisely deliver microwave energy to elevate the temperature of cancerous tumors, directly killing cancerous cells and enhancing the effectiveness of certain other cancer therapies. We also manufacture products and supply services for TherMatrx, Inc., a privately-held medical device company in which we have ownership. For convenience, the terms "company," "BSD," "we" and "our" refer to BSD Medical Corporation.

         The focus of our cancer therapy business is to develop and commercialize systems that can provide hyperthermia treatment for cancerous tumors that occur anywhere in the body. To accomplish this, we have developed systems capable of treating both superficial tumors, or tumors near the body's surface, and deep tumors. These systems consist of two families of products: the BSD-500 and the BSD-2000.

         In October 2003, we announced that we had received FDA approval for a new operating system, allowing us to launch the commercial market introduction in the United States of a new family of four systems, including the BSD-500i-4, BSD-500c-4, BSD-500i-8 and BSD-500c-8. These new systems enable us to treat cancers near the surface of the body using heat created with focused microwave energy, known as superficial hyperthermia, and also to treat cancers deeper in the body or in natural orifices like the esophagus using microwave antennae, known as interstitial hyperthermia. In addition to treating melanoma, recurring breast cancer and other cancers requiring superficial hyperthermia therapy, these new systems are used as companions to interstitial radiation systems, called brachytherapy systems, that treat cancer with radioactive seeds. We believe that over 1,500 brachytherapy systems have been installed, providing a target customer base for our systems. We have also obtained the CE Mark certification required to export these systems to Europe. The new BSD-500 systems are compact, portable and ergonomically engineered for use in a demanding hospital environment.

         Our BSD-2000 family of systems employs an array of microwave antennae used to focus on and treat tumors located deep in the body. The BSD-2000 system has not been submitted for FDA pre-market approval, or PMA. Accordingly, we do not have authority to distribute the BSD-2000 system for sale in the United States, except as an investigational device. The phase III clinical trial through which we intend to seek a PMA for this system has already been completed, and we are underway in developing the commercial version of the BSD-2000 that we intend to use as the basis of the FDA submission.

         In addition to systems for treating cancer, we have also developed a system used in the therapy of a major benign, non-cancerous, condition. We currently own approximately 30% of TherMatrx, which markets a medical device that we developed for the treatment of benign prostatic hyperplasia, or BPH. BPH results from enlargement of the prostate as men age, and is a major health condition so prevalent that its symptoms, which include constriction of urination, affect over half of men by age 60 and 90% of men by age 85, according to data presented in a Mayo Clinic and Mayo Foundation study published in 1995 in the Archives of Internal Medicine. TherMatrx received FDA approval to market its TMx-2000 thermotherapy system for treating BPH in July 2001, and since then it has been marketing and selling the TMx-2000. TherMatrx had sales in excess of $13 million and a net income in excess of $1.5 million in its second full fiscal year since the FDA approval. In addition to being an equity owner of TherMatrx, we provide technical and regulatory support services for TherMatrx on a consulting basis, and manufacture and test some of its products. In both fiscal

2002 and 2003, while we were providing extensive support to help TherMatrx in its startup launch, TherMatrx was our largest customer. As this startup period is now behind us, we have projected more conservative sales to TherMatrx in the future.

Cancer and Hyperthermia Therapy
-------------------------------

         Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimates that 1,334,100 new cancer cases will be diagnosed and that 556,500 Americans will die from cancer during 2003 (up from 555,500 cancer deaths in 2002). Exceeded only by heart disease, cancer, as a group of diseases, remains the second leading cause of death in the United States. Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

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

         o Surgery, which is the resection, or removal, of a tumor or organ of the body.

         Because cancer remains a significant cause of death, these three cancer therapies are still grossly inadequate, and an enormous need for better treatment is obvious. Hyperthermia is an emerging cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment in making certain of the major existing cancer therapies more effective for some cancers.

         Cancerous tumors are uncontrolled growths of mutated cells that require more energy to survive than do cells of normal tissue. As cancer cells grow rapidly, they tend to outstrip their blood supply, leaving them oxygen-starved, since there is not enough blood to carry sufficient oxygen to these cells. Oxygen-starved cancer cells are resistant to radiation therapy because the destructive power of radiation therapy depends heavily on tearing apart the oxygen molecules located in cancer cells. When oxygen molecules are torn apart, they form oxygen radicals that can attack and destroy cancer cell DNA. Blood depletion also makes cancer resistant to chemotherapy, where blood transport is required to deliver the drug into the tumor. Our hyperthermia therapy systems precisely deliver microwave energy to elevate the temperature of tumors, usually between 40(degree)C and 45(degree)C. The elevated temperatures draw blood to the tumor as the body's natural response to the stimulus of heat. The increased blood supply to the tumor improves delivery of drugs to tumors in chemotherapy. It also delivers more oxygen to the tumor, increasing the effectiveness of radiation therapy.

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

         Hyperthermia has other therapeutic uses. It can be used to shrink tumors prior to surgery, potentially making resection easier or even possible. Research has shown hyperthermia to be an activator for gene therapies by speeding gene production (heat mediated gene therapy). Hyperthermia may play a role in the development of new anti-tumor vaccines that are based on the production of heat shock proteins. Research has shown hyperthermia to be an angiogenesis inhibitor, which means it helps prevent cancer from inducing growth of new blood vessels to expand its blood supply. Hyperthermia could also become a follow-up therapy for other angiogenesis inhibitors, used in the final destruction of cancer cells depleted of blood by angiogenesis inhibitor therapy. Hyperthermia has been shown to improve a patient's quality of life. Even in situations where there is no hope for survival, hyperthermia may provide benefits through alleviation of such effects of cancer as bleeding, pain and infection.

         Since 1978, we have been heavily involved in developing technological advances to expand the use of hyperthermia therapy for the treatment of cancer. Our efforts have included joint work with many notable cancer research centers in the United States and Europe. In past years, funding for our research efforts has been provided by such sources as the National Institutes of Health in the United States and major European government agencies. In recent years, we have focused our efforts in perfecting the technology required to precisely deliver deep, non-invasive hyperthermia therapy for the treatment of pelvic and other deep cancers and to demonstrate effective use of deep hyperthermia through clinical trials. We believe that our BSD-2000 system has emerged from this development effort as the world's most advanced system for deep hyperthermia therapy.

         In the opening address at the April 21, 2001 annual meeting of the North American Hyperthermic Society (sponsored by the Radiologial Society of North America), P. K. Sneed, M.D. of the University of California at San Francisco summarized the results of completed randomized clinical trials in which the effectiveness of radiation therapy combined with hyperthermia therapy were compared with the results of radiation therapy alone in cancer treatment. The summary of the report on these trials was that for melanoma, after two years, local control (local regression or disappearance of the tumor) was 28% for the control group of patients who received radiation therapy alone versus 46% local control for the patients who received both hyperthermia and radiation therapy. For recurrent breast cancer, the complete response rate (complete disappearance of the tumor) increased from 38% for those receiving radiation therapy alone to 60% for those patients who received both hyperthermia and radiation therapy. For glioblastoma (brain cancer), the two-year survival rate for patients who received radiation therapy alone was 15%, compared to 31% survival rate two years after treatment for those who received both hyperthermia and radiation therapy. For advanced cervical cancer, the complete response rate (disappearance of the tumor) rose from 57% for patients who received radiation treatments alone to 83% for patients receiving both hyperthermia and radiation therapy. The cervical cancer data was based on the condition of patients three years after treatment.

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

         BSD-500 Systems. Our BSD-500 systems are used to deliver either superficial or interstitial hyperthermia therapy or both. There are four configurations of the BSD-500. The BSD-500i-4 and BSD-500i-8 provide interstitial hyperthermia treatment using four or eight channel generators, respectively. Each channel can control three interstitial applicators. The BSD-500c-4 and BSD-500c-8 provide both superficial and interstitial hyperthermia treatments using four or eight channel generators. These systems include a touch screen display monitor by which the operator controls the hyperthermia treatment, computer equipment and software that controls the delivery of microwave energy to the tumor, and a generator that creates the needed microwave energy for the treatment. Additionally, the systems include a variety of applicators, depending on each system configuration. Non-invasive superficial applicators are used for superficial hyperthermia treatments. For interstitial hyperthermia treatments, the system may include up to 24 tiny microwave heat-delivering antennae that are inserted into catheters used in the standard practice for internal radiation therapy (called brachytherapy).

         In October 2003, we announced that we had received FDA approval for a new operating system, allowing us to commercially introduce this new family of four systems. Our FDA approval (described as a pre-market approval, or PMA, the standard FDA approval required to market Class III medical devices in the United States) for the BSD-500 family of systems is applicable to the marketing of all four configurations of the BSD-500 in the United States. We have also certified the BSD-500 systems for the CE Mark, which is required for export into some European countries. Obtaining FDA approval and CE Mark for the new BSD-500 operating systems were major milestones for us.

         BSD-2000. The BSD-2000 family of products includes the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR. These systems non-invasively deliver hyperthermic microwave energy to cancerous tumors, including those located deep within the body. These systems include a computer and software that control the delivery of microwave energy to the tumor, a microwave energy generator, an amplifier that boosts the microwave power, and a special applicator that delivers the microwave energy to the patient lying in a prone position on a specially designed support table. The BSD-2000 systems are able to direct, focus and deliver microwave energy deep within the body by precisely "steering" the energy to the tumor from an array of cylindrical antennae. The basic BSD-2000 has eight microwave antennae enabling this electronic steering of energy within the patient's body. The BSD-2000/3D has 24 microwave antennae enabling additional electronic steering along the long axis of the body. The 3D steering is particularly useful when implemented with a magnetic resonance system that is capable of non-invasive 3D imaging showing the heated regions, thus permitting the 3D steering to more accurately target the energy to the tumor site.

         The BSD-2000 systems have not yet received pre-market approval from the FDA for commercial marketing in the United States, but the BSD-2000 has obtained an investigational device exemption, or IDE, for sale in the United States for research purposes only. We have also certified the BSD-2000 family for the CE Mark required for export into certain European countries. We are engaged in the extensive and time consuming process of preparing an FDA submission requesting a PMA for the BSD-2000 based on clinical data we have already obtained. While we believe that this data has great merit and is worthy of submission, due to the inherent uncertainties of the FDA approval process there can be no assurance that FDA approval will be obtained through our submissions.

         Development of the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR has required substantial effort involving the cooperative work of such American research institutions as Duke University, Northwestern University, University of Southern California, Stanford University, University of Utah and University of Washington St. Louis. Contributing European research institutions include Daniel den Hoed Cancer Center of the Academisch Ziekenhuis (Rotterdam, Netherlands), Haukeland University Hospital (Bergen, Norway), Dusseldorf University Medical School, Tubingen University Medical School, Essen University Hospital, Charite

Medical School of Humboldt University (Berlin), Luebeck University Medical School, Munich University Medical School Grosshadern, Interne Klinik Argirov of the Munich Comprehensive Cancer Center, University of Erlangen (all of Germany), University of Verona Medical Center (Italy), Graz University Medical School (Austria) and Kantonsspital Aarau (Switzerland).

         BSD-2000/3D. Through research funded by the National Cancer Institute in the United States and supportive efforts by other domestic and international research institutions, we enhanced the BSD-2000 to create the new BSD-2000/3D. The BSD-2000/3D adds three-dimensional steering of deep focused energy, as opposed to the two-dimensional steering of energy available in the BSD-2000, delivering even more precise heating the tumor. As part of our international collaborative research efforts, sophisticated treatment planning software for the BSD-2000/3D has also been developed.

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

         We installed and tested the first BSD-2000/3D/MR system at a leading German oncological research institution, the Clinic of Medical Oncology of the Klinikum Gro(beta)hadern Medical School of Ludwigs-Maximilians-Universitat Munchen, in Munich, Germany. We installed a second BSD-2000/3D/MR system at the Department of Radiology of Charite University Medical School of Humboldt University in Berlin, Germany, as part of a collaborative effort with Siemens Medical Systems. The funding for purchase and development of these systems was provided by the German government and public foundation funds.

         As is the case for the BSD-2000/3D, we have not yet submitted to the FDA a pre-market approval application for the BSD-2000/3D/MR. We can, however, market the BSD-2000/3D/MR in Europe as we have CE Mark approval for the BSD-2000/3D and only need to ensure that we interface the system with an MRI system that also is approved in Europe.

         Other Products and Services. In addition to our hyperthermia therapy systems, we manufacture for, and supply treatment systems and related equipment components to, other medical device companies, as described below.

         TherMatrx, Inc. We manufacture, assemble and test for TherMatrx its FDA-approved TMx-2000 thermotherapy system that treats benign prostatic hyperplasia, or BPH, a condition associated with an enlarged prostate that commonly affects men over age 50. We also supply TherMatrx with equipment components used for its TMx-2000 system, including probes, applicators and temperature components. We also have provided regulatory compliance and other consulting services to TherMatrx.

         In November 1997, we entered into an agreement with Oracle Strategic Partners and Charles Manker to form TherMatrx as a jointly-owned private company. In return for an equity interest in TherMatrx, we transferred to TherMatrx four patents related to the thermal treatment of BPH. Currently, we own approximately 30% of TherMatrx.

         TherMatrx's TMx-2000 system is a non-surgical, catheter-based therapy that has been shown to provide safe and effective relief from BPH symptoms. The treatment can be performed in a clinic or physician's office. The therapy avoids the side effects and complications of surgery. TherMatrx obtained FDA approval to begin marketing its products in July of 2001 and began marketing the TMx-2000 shortly after receiving FDA approval.

         In manufacturing, assembling and testing the TMx-2000 system and supplying equipment components and providing consulting services to TherMatrx, TherMatrx has been our largest customer. For the year ended August 31, 2003, TherMatrx accounted for $1,454,943, or approximately 57% of our revenue. TherMatrx is under no contractual obligation to obtain from us products or manufacturing, assembling, testing or other services, and is free to obtain such products and services from another source at any time. We believe TherMatrx purchases the majority of its products from other sources.

         Medizin-Technik GmbH. Additionally, we supply equipment components to Medizin-Technik located in Munich, Germany, which is a significant distributor of our hyperthermia therapy systems in Europe. Medizin-Technik purchases equipment and components to service our hyperthermia therapy systems that it sells to its customers in Europe. The President and Chief Executive Officer of Medizin-Technik is Dr. Gerhard W. Sennewald, one of our directors and significant stockholders. Medizin-Technik was a significant customer for us in fiscal 2003 with sales of $517,979 or 20% of our revenue. Medizin-Technik has been a significant customer in prior years and we anticipate that it will be a significant customer for us in the future. The loss of Medizin-Technik as a distributor and significant customer would have a material adverse effect on our business. The distribution rights of Medizin-Technik have been in place since the early 1980s.

Sales, Marketing and Distribution
---------------------------------

         In the United States, our target market includes clinics, hospitals and institutes in which cancer is treated. In the international market we similarly target cancer treatment centers in clinics, hospitals and institutes.

         In May 2002, we entered into an agreement with Nucletron B.V. under which Nucletron became our exclusive sales agent in most of the world for our BSD-500i interstitial hyperthermia therapy system. Nucletron is one of the leading providers of high-dose internal radiation therapy throughout the world. Because our interstitial hyperthermia therapy is typically administered in combination with internal radiation therapy like Nucletron provides, we believe our relationship with Nucletron will be complementary. Nucletron has over 1,500 radiation therapy systems installed in cancer treatment centers throughout the world, and we anticipate Nucletron will primarily target these customers as prospective customers for the enhanced BSD-500i. Our agreement with Nucletron can be terminated by either party upon written notice to the other party within thirty days prior to termination. Three months prior to the renewal date of the agreement (which extends until May 1, 2004), the parties may negotiate the conditions of the extension of the agreement or the conversion of the Agreement in a full distribution agreement. Nucletron has a first right of refusal to obtain exclusive distribution rights to sell our BSD-500i in the same territory in which it now acts as our sales agent if Nucletron performs adequately under our current sales agent agreement. To date, we have sold only one BSD-500i through Nucletron.

         For our other products that deliver deep hyperthermia therapy, including the BSD-2000 and related products, we sell our equipment directly to end-users in the United States. We make international sales of these products through distributors located in various foreign countries.

         Medizin Technik is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland and to certain medical institutions in Belgium and the Netherlands. Medizin Technik is required to use best efforts to sell our product within its territory. Due to the limited number of systems that are sold through this relationship, we do not have pre-negotiated price terms with Medizin Technik. If Medizin Technik identifies a potential customer, it will negotiate the price of a hyperthermia system with us, purchase the system, and resell the system to the customer on terms it negotiates with the customer. Our distributorship agreement with Medizin Technik runs from year-to-year and may be terminated by either party by providing written notice to the other party before December 31 and automatically terminates upon the occurrence of certain events, including the retirement or death of Dr. Sennewald. Dr. Sennewald is a director and shareholder of BSD and of Medizin Technik.

         Our sales and marketing strategy involves three main components:

         o promoting acceptance by the scientific community and cancer-treating healthcare professionals of hyperthermia therapy as a viable and effective therapy for treating cancer, either in combination with other therapies or as a stand alone therapy;

         o disseminating information about and marketing our hyperthermia therapy systems to the scientific community, cancer-treating healthcare professionals, cancer patients and the general public; and

         o working to continuously improve third-party reimbursement for medical services performed with our products.

         We disseminate information about our company and our hyperthermia therapy systems by encouraging articles about hyperthermia therapy to be published in scientific journals, periodicals and other publications, and promoting dissemination of BSD information through television, radio and other media outlets. We post information about our products on our web site, www.bsdmc.com, and our materials are also posted on many other sites. We have developed promotional materials for our products, including product brochures, patient brochures and newsletters. We also participate actively in trade shows and scientific symposia, make public presentations delivered by our scientific staff and by scientists and researchers using our systems, and we actively participate in a variety of medical associations. We are co-sponsors of the annual international BSD Users' Conference in Europe.

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

Competition
-----------

         Competition in the medical products industry is intense. We believe that established product lines and cancer therapies, FDA approvals, know-how and reputation in the industry are key competitive factors. Currently, only a few companies besides BSD have received FDA approval to manufacture and sell hyperthermia therapy systems within the United States, including U.S. Labthermics and Celsion Corporation. Celsion is principally involved with clinical trials related to thermotherapy, hyperthermia and related fields. Labthermics produces ultrasound-based systems which compete with our microwave hyperthermia systems. Several other companies have received IDEs in the United States or other international clearance for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in cancer treatment businesses), and they have significantly greater resources than we do.

         BSD participates in the BPH market as a stockholder in TherMatrx. In the BPH market, competitive companies offering products similar to TherMatrx's products include Urologix and Dornier (which both have received pre-market approvals from the FDA for their treatment systems), VidaMed, a subsidiary of Medtronics (which has 510(k) clearance from the FDA) and other foreign manufacturers. These competitors have significantly greater resources than TherMatrx and may be better positioned to compete in TherMatrx's market. In addition to thermotherapy equipment made by TherMatrx's competitors, there are other competitive treatments for BPH that are currently being developed, clinically investigated and/or actively marketed.

Product Service
---------------

         We provide a 12-month warranty following installation on all cancer treatment systems and a 90-day limited warranty on individual components. We install and service the hyperthermia systems we sell to domestic customers. In addition, we or our consultants provide technical and clinical training to our customers. Subsequent to the applicable warranty period, we offer our domestic customers full or limited service contracts.

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

Production
----------

         We manufacture and test our systems and products at our facilities in Salt Lake City, Utah. Our manufacturing facility is ISO 9001-1994 certified and follows FDA quality systems regulations. Some equipment components we purchase from suppliers are customized to our specifications. Key factors in our manufacturing process are assembly and testing. We purchase component parts and other materials from a variety of suppliers. We do not depend on a single supplier for any item, and believe we can acquire materials and parts from multiple sources on a timely basis.

Product Liability Exposure
--------------------------

         The manufacturing and marketing of medical devices involves an inherent risk of product liability. Because our products are intended to be used in hospitals on patients who may be physiologically unstable and severely ill, we are exposed to potential product liability claims. We presently carry product liability insurance with coverage limits of $1 million. However, we cannot assure you that our product liability insurance will provide adequate coverage against potential claims that might be made against us. No product liability claims are presently pending against us; however, we cannot assume that product liability claims will not be filed in the future or that such claims will not exceed our coverage limits.

Government Regulation
---------------------

         The medical devices that we have developed and are developing are subject to extensive and rigorous regulation by numerous governmental authorities, principally by the United States Food and Drug Administration, or FDA, and comparable foreign agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution, and promotion of medical devices in the United States.

         Most of our hyperthermia treatment systems, including the BSD-500 and the BSD-2000 and related products, have required or require pre-market approval from the FDA instead of the simpler 510(k) approval, and we anticipate that our future systems will similarly require pre-market approval. Pre-market approval requires that we demonstrate that the medical device is safe and effective. To do this, we conduct either laboratory and/or clinical testing. The FDA will grant approval of the product if it determines there is reasonable assurance that the medical device is safe and effective. FDA approval must be obtained before commercial distribution of the product. We intend to continue to make improvements in and to our existing products. Significant product changes must be submitted to the FDA under investigational device exemptions, or IDEs, or pre-market approval supplements. As described in the Section entitled "Our Products and Services" above, we have obtained a PMA for our BSD-500 systems and IDE status for our BSD-2000 system.

         Foreign countries in which our products are or may be sold, have regulatory requirements that can vary widely from country to country. Sales into the European Union, or EU, require compliance with the Medical Devices Directive, or MDD, and require us to obtain the necessary certifications to have a CE Mark affixed to our products. We have obtained necessary ISO certification of our quality, development, and manufacturing processes, and we have successfully completed the CE Mark testing and Annex II audit. This allows us to certify our own products and to affix the CE Mark label on them. However, we must maintain compliance with all current and future directives and requirements to maintain ISO certification and to continue to affix the CE Mark, and there can be no assurance that we will continue to maintain compliance with regulatory requirements imposed on us.

         After we receive FDA approval to distribute a medical device, we continue to have ongoing responsibilities under the Federal Food, Drug, and Cosmetic Act and FDA regulations. The FDA reviews design and manufacturing practices, labeling, record-keeping, and required reporting of adverse experiences. All medical devices must be manufactured in accordance with regulations specified in the FDA Quality System regulations, or QSR, and in compliance with the ISO and other applicable standards. In complying with these regulations, we must continue to expend time, money and effort in the areas of design control, production, and quality control to ensure full compliance. The FDA's mandatory Medical Device Reporting regulation requires us to provide information to the FDA on death or serious injuries alleged to have been associated with the use of our products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur. In Europe, the MDD vigilance system regulations require that we, through a representative in Europe, provide information to authorities on death or serious injuries alleged to have been associated with the use of our products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur. If FDA were to assert that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable risk to patient health, the FDA could seize our medical devices, ban such medical devices, or order a recall, repair, replacement or refund of such devices, and require us to notify health care professionals and others that the devices present unreasonable risk of substantial harm to the public. The FDA may also impose operating restrictions, restrain certain violations of law, and assess civil or criminal penalties against us. The FDA can also recommend prosecution to the Department of Justice. Certain regulations are subject to administrative interpretation and we cannot assure that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

         International sales of medical devices are subject to FDA export requirements. We have obtained export approvals for all countries into which we have delivered products. This includes countries in Western Europe and much of Eastern Europe and many Asian countries.

         International sales are subject to the regulatory and safety requirements of the country into which the sale occurs. There can be no assurance that all of the necessary approvals will be granted on a timely basis or at all. Delays in receipt of or failure to receive such approvals would have a material adverse effect on our financial condition and results of operations.

         In addition to FDA regulations, certain U.S. health care laws apply when a claim for reimbursement for one of our medical devices is submitted to Medicare, Medicaid, or other federal health care programs. For instance, federal law prohibits the filing of false or improper claims for federal payments. In addition, federal law prohibits the payment of anything of value for the purpose of inducing referrals of business reimbursable under a federal health care program. Other federal laws prohibit physicians from making referrals for certain services and items payable under certain federal programs if the physician has a financial relationship with the entity providing the service or item.

         All of these laws are subject to evolving interpretations. If the federal government were to conclude that we are not in compliance with any of these health care laws, we could be subject to substantial criminal and civil penalties, and could be excluded from participation as a supplier to beneficiaries in federal health care programs.

         The Federal Communications Commission, or FCC, regulates the frequencies of microwave and radio frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The BSD-500 fixed frequency systems and applicators emit 915 MHz for U.S. and some European installations and 433.92 MHz for some European installations, which is approved by the FCC for medical applications. Accordingly, these systems do not require shielding to prevent interference with communications. Our BSD-2000 deep hyperthermia variable-frequency generators and applicators require electromagnetic shielding.

Patents, Licenses, and Other Rights
-----------------------------------

         Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect significant technology, inventions and product improvements. We currently own six patents in the United States and two patents outside the United States. Four additional patents were assigned to TherMatrx, for which we obtained a license, and one patent license was obtained by us from University of California San Francisco and another license was obtained by us from the National Institutes of Health. A European patent for the BSD-2000/3D system has been issued. We believe that our patents represent the early pioneering and dominant patents in this field. These patents along with the advanced product development and leadership in the field are key elements for our current and future market position.

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

         On October 21, 1999, we acquired from the University of California San Francisco (UCSF) the exclusive patent license (U.S. Patent 4,825,880) for small microwave antennae that can be inserted into cancerous tumors to destroy them from the inside. The innovative microwave antenna design enables the therapeutic heating length to be tailored to match the tumor size. This license requires payment of 2.5% of sales on licensed products sold and payment of patent maintenance fees and other annual payments of $4,000 to maintain the exclusive license. We remain current on these payments.

         We also acquired on December 13, 2001 a patent license from the National Institutes of Health (NIH) for the U.S. Patent 5,284,114. This patent is for the combination of magnetic resonance integrated hyperthermia systems, including our BSD-2000/3D/MR system, and is based on a patent obtained by NIH in early research of the concept. The license agreement requires annual payment of $1,000, $4,000 per licensed product sold in the U.S., and $1,000 per licensed product manufactured in the U.S. and sold outside the U.S. There is also to be a single payment of $10,000 upon PMA or 510(k) FDA approval.

         On July 1, 2001, we acquired the rights to all FDA approvals and the rights to manufacture all cancer products formerly owned by Clini-Therm Corp. These products are related to the hyperthermia therapy delivered by our BSD-500 systems, the exclusive patent obtained from UCSF, and our enhancements to such systems involve incorporating some of the Clini-Therm rights we acquired into such systems. This involved only a one-time cash payment with no continuing costs.

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

         We cannot assure that the patents presently issued to us will be of significant value to us in the future or will be held valid upon judicial review. Successful litigation against these patents by a competitor would have a material adverse effect upon our business, financial condition and results of operations. We believe that we possess significant proprietary know-how in our hardware and software capabilities. However, we cannot assure that others will not develop, acquire or patent technologies similar to ours or that such secrecy will not be breached.

Research and Development
------------------------

         During the fiscal years ended August 31, 2003, and August 31, 2002, we expended $676,867 and $603,137 respectively for research and development, representing 26% and 23% of total revenues. Research and development expenditures increased in fiscal 2003 due to costs associated with the development of the BSD-2000/3D/MR system, the continued enhancements of our BSD-500 systems and the development of new products not yet announced. Technological changes play an important part in the advancement of our industry. We intend to continue to devote substantial sums to research and development. Research and development efforts inherently involve risks and uncertainties that could aversely affect our projections, outlook and operating results.

Company History
---------------

         BSD was originally incorporated under the laws of the State of Utah on March 17, 1978. In July 1986, BSD was reincorporated in Delaware.

Employees
---------

         As of November 28, 2003, we had 26 employees; 23 of whom were full time employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. We depend upon a limited number of key management, manufacturing, and technical personnel. Our future success will depend in part on our ability to retain these highly qualified employees.

Risks Related to Our Business
-----------------------------

         Our future operating results are highly uncertain. Before deciding to invest in BSD Medical or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this prospectus. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant losses and such losses may continue in the future.

         Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $20,486,107 at August 31, 2003. In fiscal 2003, we recorded a net loss of $570,285. Our net loss was primarily due to a write-off of a significant receivable of approximately $300,000 to bad debt expense, an increase to inventory reserve of $90,000 and lower overall sales. We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities. To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia therapy products to sustain and increase our profitability on a quarterly or annual basis. We may be unable to do so, and therefore may never achieve profitability.

         Our hyperthermia therapy products may not achieve market acceptance, which could limit our future revenue and ability to achieve profitability.

         To date, hyperthermia therapy has yet to gain wide acceptance by cancer-treating physicians. We believe this is due in part to the lingering impression created by the inability of early hyperthermia therapy technologies to focus and control heat directed at specific tissue locations and conclusions drawn in early scientific studies that hyperthermia was only marginally effective. Additionally, market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payers to make our products commercially viable, and we believe that reimbursement rates have not been adequate to stimulate strong interest in adopting hyperthermia as a new cancer therapy. If our sales and marketing efforts to promote hyperthermia therapy acceptance in the medical community fail, or our efforts to improve third-party reimbursement rates for hyperthermia therapy are not successful, then our future revenue from sales of our products may be limited, and we may never sustain profitable operations.

         While a substantial portion of our revenue in recent periods has been derived from TherMatrx, we expect revenue from this customer to decline in the current and future periods.

         For the year ended August 31, 2003, TherMatrx accounted for $1,454,943, or approximately 57% of our net sales and was our largest customer. We manufacture, assemble and test TherMatrx's TMx-2000 system, and also supply equipment components and provide consulting services to TherMatrx. TherMatrx is under no contractual obligation to obtain from us products or manufacturing, assembling, testing and other services. TherMatrx now purchases most of its products from other sources. A decline in sales to TherMatrx will lead to a substantial decline in our revenue if we are unsuccessful in our efforts to generate an offsetting increase in sales of our hyperthermia cancer treatment systems.

         Some of the medical institutions to which we have sold in the past have not been able to pay for their equipment, and some of our sales have therefore become substantial bad debts, a risk that could continue into the future.

         Some of our customers have been developing clinics, and these customers have been particularly vulnerable to financial difficulties that can cause them to be unable to pay for equipment that they have purchased. For example, in the fourth quarter of fiscal 2003 we had a particularly high write off of over $300,000 resulting from the default of a customer under contract. If we choose to accept higher risk sales opportunities to clinics in the future, we will be subject to these customer credit risks that could lower future net sales due to bad-debt write offs, resulting in losses in future periods and potentially lowering the value of your stock. While we attempt to provide for foreseeable doubtful accounts, we cannot assure you that this provision will always be adequate to cover our credit risks.

         Increasing sales of our hyperthermia systems depends on our ability to successfully expand our sales distribution channels; we have had failures with the productivity of new channels of distribution in the past. Expanding our channels of distribution will also significantly increase our sales expenses, which could negatively impact our financial performance.

         We believe that the success of our efforts to increase sales of our hyperthermia systems in the future depends on our ability to successfully expand our sales distribution channels. Historically, we have sometimes failed in establishing successful new sales channels. In May 2002, we entered into an agreement with Nucletron B.V. under which Nucletron became our exclusive sales agent in most of the world for our BSD-500i interstitial hyperthermia therapy system. To date, we have sold only one BSD-500i through Nucletron.

         We anticipate that the success of our multi-year plan for selling hyperthermia systems will require expanding our sales and marketing organization through a combination of direct sales people, distributors and internal and external marketing expertise. However, as we pursue our marketing plan, there can be no assurance that we will be successful in securing reliable channels of distribution to meet our plan through expanded sales. Recruiting and training new distribution channels can take time and considerable expense. We project that sales and marketing expenses will increase substantially in the future as compared to past years. This added expense could have an adverse effect on our future financial performance that is greater than any potential increases in sales.

         In addition, there can be no assurance that our channels of distribution that have been successful in the past will be successful in the future. We have derived most of our revenue from sales in Europe through our distributor Medizin-Technik, GmbH, which also purchases equipment components and parts from us. Medizin-Technik sold none of our hyperthermia therapy systems in Europe in fiscal 2003. The loss or ineffectiveness of Medizin-Technik as a distributor and significant customer could result in lower revenue.

         We are subject to government regulations that can delay our ability to sell our products and cause us to incur substantial expenses.

         Our research and development efforts, pre-clinical tests and clinical trials, and the manufacturing, marketing, distribution and labeling of our products are subject to extensive regulation by the FDA and comparable international agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive and our financial resources are limited.

         We are currently enhancing our BSD 500 systems. These enhancements will require FDA pre-market approval supplements. In addition, we have not yet received pre-market approval for our BSD-2000 systems. Obtaining these pre-market approvals from the FDA are necessary for us to commercially market these systems in the United States. We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects substantially. Further, even if we are able to obtain the approvals we seek from the FDA, the approvals granted may include significant limitations on the indicated uses for which the products may be marketed, which restrictions could negatively impact our business.

         After a product is approved for commercial distribution by the FDA, we have ongoing responsibilities under the Federal Food, Drug, and Cosmetic Act and FDA regulations, including regulation of our manufacturing facilities and processes, labeling and record-keeping, and reporting of adverse experiences and other information. Failure to comply with these ongoing requirements could result in the FDA imposing operating restrictions on us, enjoining or restraining certain violations, or imposing civil or criminal penalties on us.

         Sales of our product could be significantly reduced if government, private health insurers and other third-party payors do not provide sufficient coverage or reimbursement.

         Our success in selling our products will depend in large part on the extent to which reimbursement for the costs of our products and related treatments are available from government health agencies, private health insurers and other third-party payors. Despite the existence of general reimbursement policies, local medical review policies may differ for public and private insurance payors, which may cause payment to be refused for some hyperthermia treatments. Private payors may refuse reimbursement for hyperthermia treatments.

         Medical reimbursement rates are unpredictable and we cannot predict the extent to which our business may be affected by future legislative and regulatory developments. Future health care legislation or regulation may limit our business or impose additional delays and costs on our business and third-party reimbursement may not be adequate to cover our costs associated with producing and selling our products.

         Cancer therapy is subject to rapid technological change and therapies that are more effective than ours could render our technology obsolete.

         The treatment of cancer is currently subject to extensive research and development. Many cancer therapies are being researched and our products may be rendered obsolete by existing therapies and as a result of therapy innovations by others. If our products are rendered obsolete, our revenue will decline, we may never achieve profitability, and we may not be able to continue in business.

         We depend on adequate protection of our patent and other intellectual property rights to stay competitive.

         We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. Our success will substantially depend on our ability to protect our intellectual property rights and maintain rights granted to us through license agreements. Our intellectual property rights may only afford us limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors, which could reduce our ability to be competitive and generate sales and profitability.

         In the past, we have participated in substantial litigation regarding our patent and other intellectual property rights in the medical device industry. We have previously filed lawsuits for patent infringement against three of our competitors and subsequently settled all three of those lawsuits. Additional litigation against other parties may be necessary in the future to enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights. This litigation may require more financial resources than are available to us. We cannot guarantee that we will be able to successfully protect our rights in litigation. Failure to successfully protect our rights in litigation could reduce our ability to be competitive and generate sales and profitability.

         A product liability settlement could exceed our ability to pay.

         The manufacturing and marketing of medical devices involves an inherent risk of product liability. Because our products are intended to be used in hospitals on patients who may be physiologically unstable and severely ill, we are exposed to potential product liability claims. We presently carry product liability insurance with coverage limits of $1 million. Our product liability insurance does not cover intended injury, injury or damage resulting from the intoxication of any person, payment of workers' compensation benefits, injury of our own employee, injury or damage due to war, damage to property that we own, damage to our work, loss of use of property, patent infringements, pollution claims, interest payments, depreciation of property, or injury or damage resulting from asbestos inhalation. We are responsible to pay the first $10,000 resulting from any claim up to a maximum of $50,000 in one year. We cannot assure you that our product liability insurance will provide adequate coverage against potential claims that might be made against us. If we were to be subject to a claim in excess of our coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our limited resources, which would reduce our limited capital resources and liquidity and reduce capital we could otherwise use to obtain approvals for and market our products. In addition, liability or alleged liability could harm our business by diverting the attention and resources of our management and by damaging our reputation.

         Our directors and executive officers own a sufficient number of shares of our capital stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

         Our directors and executive officers own approximately 46% of our outstanding voting power. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our company.

         We are dependent upon key personnel, some of whom would be difficult to replace.

         Our success will be largely dependent upon the efforts of Paul F. Turner, our Chairman and Senior Vice President, Hyrum A. Mead, our President, and Dixie T. Sells, our Vice President of Regulatory Affairs and other key employees. We do not maintain key-person insurance on any of these employees. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to manage our business and meet key objectives such as the sale of our products and the introduction of new products.

         Because our common stock is traded on the OTC Bulletin Board, your ability to sell your shares in the secondary trading market may be limited.

         Our common stock currently is traded on the over-the-counter market on the OTC Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and lack of coverage by security analysts and the news media. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock were quoted on the Nasdaq Stock Market or traded on a national securities exchange, like the New York Stock Exchange or the American Stock Exchange.

         Because our common stock is a "penny stock," you may have difficulty selling our shares in the secondary trading market.

         Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently trades on the OTC Bulletin Board at less than $5.00 per share, our common stock is a "penny stock" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

         In addition, because our common stock is not listed on Nasdaq or any national securities exchange and currently trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

         o    obtaining financial and investment information from the investor;

         o obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

         o providing the investor a written identification of the shares being offered and the quantity of the shares.

         If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our stockholders, therefore, may have difficulty in selling their shares in the secondary trading market.

         The market for our stock is limited and our stock price may be volatile.

         The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. The following factors could impact the market for our stock and cause further volatility in our stock price:

         o    announcements of new technological innovations;

         o    FDA and other regulatory developments;

         o    changes in third-party reimbursements;

         o    developments concerning proprietary rights;

         o    third parties receiving FDA approval for competing products; and

         o    market conditions generally for medical and technology stocks.

         If we sell shares of our common stock at a per share price of less than $1.10 to raise additional capital, we will have to issue additional shares to the investors in our November and December private placement, which will dilute our other stockholders' ownership.

         To execute our business plan, and in particular to market our recently FDA approved products, we may need to raise additional capital. We agreed with the investors in our November and December private placement transactions that we would issue them additional shares of our common stock if we sold shares of common stock within one year of their investment at a per share price of less than the price they paid, which was $1.10 per share. The anti-dilution protection provided to these investors, commonly referred to as ratchet anti-dilution, would require us to issue to these investors additional shares equal to the difference between the number of shares that they would have been issued if the per share price they paid equaled the lowest price at which we issued shares to raise capital within one year of their investment, regardless of the number that we issue, and the number of shares they were issued. If this anti-dilution protection were triggered, the investors would not be required to pay any additional consideration for the additional shares issued to them, and our other stockholders' ownership would be diluted by the issuance. Because of the significant dilution that could occur if this anti-dilution protection were triggered, we may choose to not raise additional capital if we cannot raise it at a per share price that would avoid triggering the anti-dilution protection. This could delay the execution of our business plan.

         Anti-takeover provisions in our certificate of incorporation may have a possible negative effect on our stock price.

         Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. We have in place several anti-takeover measures that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders. The increased difficulties faced by a third party who wishes to acquire us could adversely affect our stock price.

ITEM 2.  PROPERTIES

         Our office, production and research facilities are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet. We have leased the building for an annual rental expense of approximately $78,000. In November 2002, we renewed our lease for five years, which includes payments of approximately $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers. We have an option to purchase the building for $1,000,000 upon 60 days notice for six years beginning December 1, 2002. Thereafter, the purchase price increases by $50,000 each year, and the option expires at the end of the tenth year. The building lease is accounted for as an operating lease for financial statement purposes. The building is currently in good condition, is adequate for our needs, is suitable for all company functions and provides room for future expansion. We believe that we carry adequate insurance on the property.

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

                                                        Bid
                                             ---------------------------
        Quarter Ended:                            High          Low
        ----------------------------------------------------------------

        November 30, 2001..............           .90            .90
        February 28, 2002...............         1.16           1.10
        May 31, 2002.....................        1.00            .95
        August 31, 2002..................         .66            .66

        November 30, 2002..............           .42            .42
        February 29, 2003...............          .65            .60
        May 31, 2003.....................         .45            .45
        August 31, 2003..................         .80            .78

         As of November 19, 2003, there were approximately 592 holders of record of our common stock. We have not paid any cash dividends on our common stock since our inception and we have no intention of declaring any common stock dividends in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below and the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this prospectus. All information presented herein is based on our fiscal year ended August 31, 2003. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

General
-------

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

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training, and service support contracts. Product sales were $1,956,270 and $1,866,192 for the years ended August 31, 2003 and 2002, respectively. Service revenue was $212,181 and $716,240 for the years ended August 31, 2003 and 2002, respectively

         We derived $1,907,585, or 74% of our revenue in fiscal 2003 from sales to related parties. Approximately $1,391,443 of such related party revenue was from manufacturing, assembling and testing thermotherapy systems for TherMatrx and selling probes, applicators and temperature sensors and other components and contract services to TherMatrx. We also realized $63,500 of royalty revenue from TherMatrx, which is included in other revenue. The remaining related party revenue of approximately $516,142 was for one BSD-2000 system and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In fiscal 2003, we derived $326,597, or 13% of our revenue from sales to unrelated parties. These revenues consisted of the sale of two BSD 500 systems for $203,386, billable labor of $20,863, service contracts of $65,731, and sales of consumable devices used with our hyperthermia systems of $36,617. During the fiscal year ended August 31, 2003, we also recognized revenue of $275,000 for royalties in arrears that were collected from a legal settlement. Such royalties were owing pursuant to a 1996 agreement in which we granted a license to use our patented technology related to benign prostatic hyperplasia, or BPH. This payment from the licensee was for settlement in full of all royalty obligations on the part of the licensee and such royalties will not continue in future periods.

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

         Our revenue recognition policy is the same for sales to both related parties and non-related parties. We provide the same products and services under the same terms for non-related parties as with related parties. Sales to distributors are recognized in the same manner as sales to end-user customers. Deferred revenue and customer deposits payable include amounts from service contracts as well as cash received for the sales of products, which have not been shipped.

         Inventory Reserves. As of August 31, 2003, we had recorded a reserve for potential inventory impairment of $140,000. During fiscal 2003, due to the level of usage of certain inventory items, we estimated that such items on hand potentially exceeded the estimated near-term usage. As a result, we determined to increase the inventory reserve by $90,000 in the fourth quarter of fiscal 2003. This estimate is determined based on our forecasted sales and related inventory usage to fill such sales orders as well as evaluation of technological enhancements that may render inventory items obsolete in the near-term. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2004 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods. We have projected a decrease in future orders placed with us for TherMatrx systems, but do not project a requirement for any inventory impairment based on this decline. In the past we have purchased inventory only after receiving orders for TherMatrx systems, and only in quantities sufficient to fulfill those orders. We have no inventory for TherMatrx systems that is currently at risk, whether or not future orders are placed with us for TherMatrx systems.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations with exception of the bad debt expense of approximately $300,000 recorded in fiscal 2003 as discussed below. Our allowance for doubtful accounts at August 31, 2003 was approximately $67,000, or approximately 14% of the total outstanding receivables. Bad debt expense for the fiscal year ended August 31, 2003 was approximately $300,000. This resulted from a sale of BSD-2000 that was recorded in fiscal year 2002 to a customer that was determined to be uncollectible in the fourth quarter of fiscal 2003. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. To date, actual results have not differed materially from management's estimates, with the exception of the above-mentioned bad debt. The non-payment of a receivable related to the sale of a BSD-500 or BSD-2000 could have a material adverse impact on our results of operations.

Results of Operations: Comparison of Fiscal Years ended August 31, 2003 and 2002
--------------------------------------------------------------------------------

         Revenue. Revenue for fiscal 2003 was $2,572,682 compared to $2,672,472 for fiscal 2002, a decrease of $99,790, or approximately 4%. The decrease in total revenue was primarily due to a decrease in sales during fiscal 2003 to TherMatrx of approximately $390,000 and a decrease in sales of products to non-related parties of approximately $474,000, offset by an increase in sales to Medizin-Technik of $442,000, and an increase in royalty revenue of $338,000. We expect sales to TherMatrx to decline in fiscal 2004. We also expect royalty revenue to decline significantly as $275,000 of the total $338,000 in royalty revenue received during fiscal 2003 was related to a one-time settlement. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Our revenue can fluctuate significantly from period to period because we have historically sold relatively few BSD-2000 and BSD-500 systems and these systems are expensive. Sales of very few systems can cause a large change in the revenue from period to period as noted in the increase in sales to Medizin-Technik from 2002 to 2003 and the decrease in sales to non-related parties from 2002 to 2003. Product sales increased to approximately $1,956,000 in fiscal 2003 from approximately $1,866,000 in fiscal 2002, an increase of approximately $90,000, or 5%.

         Related Party Revenue. We derived $1,907,585, or 74% of our revenue in fiscal 2003 from sales to related parties as compared to $1,854,714, or 69%, in fiscal 2002. Approximately $1,391,443 of such related party revenue in fiscal 2003 was from the sales of thermotherapy systems, component products and contract services to TherMatrx. We also received a royalty payment of $63,500 paid to us by TherMatrx that is included in other revenue. During fiscal 2002, sales to TherMatrx were approximately $1,781,000. This decline in sales to TherMatrx in fiscal 2003 was due to increased use of other suppliers in providing products and services. We believe that we provided approximately 38% of the inventory and related manufacturing services purchased by TherMatrx in fiscal 2003 as compared to approximately 55% in fiscal 2002. The remaining related party revenue of approximately $516,142 in fiscal 2003 was for one BSD-2000 system and various component parts sold to Medizin-Technik. During fiscal 2002, we had sales of approximately $74,000 to Medizin-Technik. The significant increase in sales to Medizin-Technik in fiscal 2003 was due to the sale of a BSD-2000 system in fiscal 2003. In 2002, Medizin-Technik did not purchase a complete system. Sales to Medizin-Technik may fluctuate significantly from period to period due to the high cost of a BSD-2000 or BSD-500 system. Sales increases of one or two systems can have a material effect on our revenue.

         Non-related Party Revenue. In fiscal 2003, we derived approximately $601,597, or 23% of our total revenue as compared to approximately $817,758, or 31%, in fiscal 2002 from non-related party sales. Our fiscal 2003 non-related party revenue consisted of sales of two BSD-500 systems in fiscal 2003 for approximately $203,386. The balance of our non-related party revenue consisted of consumable devices of $36,617, billable labor of $20,863, service contracts of $65,731 and royalty revenue of $275,000. As noted above, we expect royalty revenue to decline significantly as the $275,000 in royalty revenue was related to a one-time settlement. During fiscal 2002, we sold two BSD-2000 systems and one BSD-500 system for a aggregate of approximately $630,000. The unit price at which these systems sold was lower than our normal unit price for new systems because they were refurbished. The two BSD-2000 systems sold in fiscal 2002 were purchased by research facilities in the United States. Because the BSD-2000 system can only be sold in the United States pursuant to an IDE under FDA regulations, sales in the United States may only be made to customers using the system for research purposes.

         Cost of Sales. Cost of sales for fiscal 2003 was $1,227,377 compared to $1,114,846 for fiscal 2002, an increase of $112,531, or approximately 10%. This increase resulted primarily from charges to cost of sales for obsolete inventory of $90,000. Cost of sales for fiscal 2003 to unrelated parties decreased to $94,619 from $302,431 primarily because of the decrease in sales to unrelated customers. Cost of sales to related parties in fiscal 2003 increased to $1,042,758 from $812,415 in fiscal 2002 primarily due to the increase in related party sales and the change in product mix sold to related parties from $1,854,714 of systems, component products and services in fiscal 2002 to $1,907,585 of systems, component products and services in fiscal 2003. During fiscal 2003, approximately $748,000, or 74% of the related party cost of sales were attributable to sales to TherMatrx and approximately $295,000, or 26%, were attributable to Medizin-Technik. The products sold to TherMatrx generally require less cost per unit to manufacture than our BSD-2000 and BSD-500 systems.

         Gross Profit. Gross profit for fiscal 2003 was $1,006,805 or 45% of total product sales and related service compared to $1,557,626, or 58%, of total product sales in fiscal 2002. The gross margin percentage on sales to TherMatrx decreased from 56% in 2002 to 39% in 2003.

         During fiscal 2002 and the first half of fiscal 2003, we only provided labor in connection with the manufacture of the systems sold to TherMatrx. The parts and materials for such systems were purchased from suppliers by TherMatrx and assembled by us. During the second half of fiscal 2003, we began providing both the labor and materials for the systems sold to TherMatrx. While the total revenue recorded per system increased from approximately $5,000 per unit to $10,000 per unit, our total gross margin on the systems declined from approximately 38% to approximately 28%. During fiscal 2002, we sold 150 systems to TherMatrx, as compared to 87 in fiscal 2003. We sold 28 systems in the first half of fiscal 2003 and 59 in the last half of fiscal 2003. In addition, sales of our applicators, probes, and other component products to TherMatrx declined as TherMatrx purchased some of its inventory of such products from another supplier. These items have a higher gross margin than the systems we sold to TherMatrx.

         Our gross margins for sales to Medizin-Technik improved from 55% in fiscal 2002 to 62% in fiscal 2003. This improvement was due to the sale of the BSD-2000 unit in fiscal 2003 while we did not sell any complete units to Medizin-Technik in fiscal 2002. The gross margins on the BSD-2000 and BSD-500 units are higher than the gross margin recognized on component parts, supplies, and contract services.

         Our gross margins for sales to non-related parties improved from 63% in 2002 to 71% in fiscal 2003. This was primarily due to the higher margin that we received from the first sale of our new BSD-500 system.

         Research and Development Expenses. Research and development expenses for fiscal 2003 were $676,867 compared to $603,137 for fiscal 2002, an increase of $73,730, or 12%. Research and development expenses in fiscal 2003 related primarily to development of a commercial version of the BSD-2000/3D/MR hyperthermia system and to our BSD-500 systems.

         Inventory Impairment Expense. We recorded an inventory impairment charge in fiscal 2003 of $90,000 increasing our total inventory reserve at August 31, 2003 to $140,000. On at least an annual basis, we attempt to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is examined for obsolescence. If it is determined that recoverability of the item is impaired, a reserve is established for that item. In addition, if we identify products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2003 were $1,241,561 compared to $1,667,042 in fiscal 2002, a decrease of $425,481, or approximately 26%. This decrease was primarily due to decrease in compensation expense in fiscal 2003 as compared to fiscal 2002. This decrease was offset by increases in bad debt expense of approximately $257,000 and increases in legal fees of approximately $30,000, mainly resulting from legal assistance provided in our settlement of the royalty dispute discussed elsewhere herein.

         During fiscal 2002, we issued to certain employees and board members options to purchase 179,300 common shares of TherMatrx, or approximately 7% of our interest in TherMatrx, at an exercise price of $.001 per share. In connection with the issuance of these options, we recorded $717,000 of compensation expense. This expense was computed based on the estimated fair value of the options. We conservatively estimated the fair value of the options to be $4.00 per option. This fair value was determined based on a December 2001 private offering of TherMatrx shares in which 525,321 shares of common stock were sold for $4.00 per share to existing TherMatrx stockholders who elected to purchase shares in the offering. For accounting purposes, because of the lack of other contemporaneous transaction data indicating the value of these shares in July 2002, and to record a conservative estimate of compensation expense, we recorded the value of each option at $4.00, resulting in $717,000 of compensation expense. Because all of the options were exercised prior to year-end, we also recorded a gain of $717,000 because the TherMatrx stock issued to settle the compensation liability had a book value of $0. The gain is reflected in the statement of operations as "Gain on transfer of equity interest in affiliate to related parties." The exercise of these options reduced our holdings in TherMatrx from 2,700,000 shares, or approximately 32%, to 2,520,700 shares, or approximately 30%.

         We recorded a bad debt expense of $300,394 in fiscal 2002 as a result of a receivable write-off due to our inability to collect payment relating to the sale of a BSD-2000 system in fiscal 2002. The sale in fiscal 2002 was to a non-related party. At the time the sale was made, we were led to believe that the customer had secured payment for the system. After our efforts to collect the receivable failed, we determined to seek return of the system and write off the receivable. Accordingly, during the fourth quarter of fiscal 2003, we recorded a bad debt expense of $300,394. This bad debt expense was the net result of a receivable write-off of approximately $346,000 and the value of returned inventory of approximately $46,000. We believe this is an isolated case and not indicative of a trend. Historically, our bad debt expense has been substantially lower than fiscal 2003 levels. Generally, we require a significant deposit on the sales of our BSD systems which reduces the likelihood of bad debt expense.

         Other Income. Other income for fiscal 2003 was $2,838 compared to $722,198 in fiscal 2002, a decrease of $719,360. This decrease resulted almost entirely from a gain recognized in 2002 on transfer of equity interest in affiliate to related parties as noted above.

         Net Loss. In fiscal 2003 we had a net loss of $570,285 as compared to net income in fiscal 2002 of $9,645. The net loss was primarily caused by an increase in bad debt expense of $300,394, an increase in inventory reserve of $90,000 and lower overall sales for fiscal 2003.

         Fluctuation in Operating Results. Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenue may fluctuate as a result of factors relating to the demand for thermotherapy systems and component parts supplied by us to TherMatrx, market acceptance of our BSD hyperthermia systems, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments and other matters. Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development and clinical trial expenses, and general and administrative expenses associated with our potential growth. For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $20,486,107. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock.

         We used $227,298 in cash from operating activities in fiscal 2003 compared to cash generated of $19,800 in fiscal 2002. This was a result of a significant uncollectible receivable of $300,000 that contributed to a net loss of $570,285 for fiscal 2003 compared to net income of $9,645 in 2002, and a reduction of accounts receivable of $9,614 as compared to $55,173 in fiscal 2002 offset by an increase in accounts payable of $217,447 compared to a reduction in accounts payable of $51,121 in fiscal 2002. Accrued expenses decreased by $133,066 primarily as a result of a decrease in customer deposits as orders were shipped. Our investing activities resulted in net cash used of $60,599 relating to the purchase of certain property and equipment. Cash provided by financing activities totaled $2,000 reflecting proceeds from the issuance of common stock in connection with the exercise of outstanding stock options.

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

         We expect our revenue from sales of products to TherMatrx to decline in fiscal 2004. We also expect to incur additional expenses related to the commercial introduction of our BSD-500 systems, which will precede any revenue from the sale of such systems. Due to additional participation at trade shows, expenditures on publicity, additional travel, higher sales commissions and other related expenses, we project that our sales and marketing expenses will be approximately $250,000 higher in fiscal 2004 than in the prior year to support the commercial introduction of the BSD-500 systems. In addition, we anticipate that we will incur expenses of approximately $100,000 related to governmental and regulatory, including FDA, approvals during fiscal 2004 in excess of fiscal 2003. We are making these investments in sales and marketing and on government and regulatory activities to increase our revenue from sales of our BSD-500 system and, upon receipt of FDA approval, from the sale of our BSD-2000 system in the United States. These increased marketing and regulatory expenses are an investment in generating offsetting revenue against the decline in TherMatrx sales that we have projected, and to provide future revenue growth over the long term.

         We believe any cash shortfall during fiscal 2004 that results from this decrease in revenues and increase in expenses can be covered through the cash raised in our November and December 2003 private placements. However, if our revenues from TherMatrx decrease more rapidly than we currently expect or revenues from the sale of our systems is lower than we currently expect, we will have to cut expenses or use more of our available cash than we anticipated. We believe we can cover any such cash shortfall with cost cutting or available cash. If we cannot cover any such cash shortfall with cost cutting or available cash, we would need to obtain additional financing. We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems.

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our anticipated financial performance and business plan;
         o our expectations regarding the commercial introduction of the BSD-500 system;
         o our expectations and efforts regarding receipt of FDA approvals relating to the BSD-2000 system;
         o our technological developments to the BSD-500 and BSD-2000 systems;
         o    our development or acquisition of new technologies;
         o our expectation is that sales to TherMatrx will decline and the rate at which sales to TherMatrx decline;
         o the amount of expenses we will incur for the commercial introduction of the BSD-500 system;
         o the amount of expenses we will incur for governmental and regulatory, including FDA, approvals;
         o our expectation that related party revenue will continue to be a significant portion of our total revenue;
         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts; and
         o our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2004.

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

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Patents
     of                 Patents are carried at cost and are being amortized over
     Significant        17 years.
     Accounting
     Policies           Warranty Reserve
     Continued          The Company provides limited warranties to its customers
                        for products sold. Estimated future warranty obligations
                        are  accrued  each  period.  As of August  31,  2003 the
                        accrued  warranty  reserve  was  approximately   $3,000.
                        During the fiscal  years ended  August 31, 2003 and 2002
                        total   warranty   expense  was  $11,502  and   $15,170,
                        respectively.

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

                        Warranty Reserve
                        The Company provides limited warranties to its customers for products sold. Estimated future warranty obligations are accrued each period. As of August 31, 2003 the accrued warranty reserve was approximately $3,000. During the fiscal years ended August 31, 2003 and 2002 total warranty expense was $11,502 and $15,170, respectively.

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

                        Revenue Recognition
                        The Company recognizes revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, providing training, and service support contracts. Product sales were $1,956,270 and $1,866,192 for the years ended August 31, 2003 and 2002, respectively. Service revenue was $277,912 and $806,280 for the years ended August 31, 2003 and 2002, respectively.

                        Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most system sales do not include installation. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of cancer treatment systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by the Company. We provide a reserve allowance for estimated returns. To date, returns have not been significant.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Revenue Recognition - Continued
     and                Revenue  from the sale of  software  license  rights  is
     Significant        recognized   when  a  valid   purchase  order  has  been
     Accounting         received, the software license has been delivered to the
     Policies           customer,  the selling  price is fixed or  determinable,
     Continued          and collection is reasonably assured. Delivery is deemed
                        to have occurred if diskettes have been shipped, or if the software has been delivered electronically by email.
                        To date, the sale of software license rights has not been material.

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

                        The Company's revenue recognition policy is the same for sales to both related parties and non-related parties. The Company provides the same products and services under the same terms for non-related parties as with related parties.

                        Sales to distributors are recognized in the same manner as sales to end-user customers.

                        Deferred revenue and customer deposits payable include amounts from service contracts as well as cash received for the sales of products, which have not been shipped.

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
                                                                 ---------------

                        At  August  31,  2003,  the  Company  has  Research  and
                        Experimentation   Tax  Credits  (RETC)  and  Alternative
                        Minimum Tax Credits (AMTC) as follows:

                          Expiration Date            RETC            AMTC
                          ---------------        -------------------------------

                              2004               $      41,000   $            -
                              2005                           -                -
                              No expiration date        72,000           57,000
                                                 -------------------------------

                                                 $     113,000   $       57,000
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


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Significant        The  Company  has  an  approximate  30%  interest  in an
     Unconsolidated     unconsolidated affiliate (TherMatrx) at August 31, 2003.
     Affiliate          During  the year  ended  August  31,  2002  the  Company
                        compensated  certain  employees and directors by issuing
                        options to  purchase  179,300  shares of  TherMatrx,  or
                        approximately 2% of the Company's  interest in TherMatrx
                        at  $.001  per  share.  This  resulted  in  compensation
                        expense of  $717,000,  which is  included in general and
                        administrative  expenses in the  statement of operations
                        for  the  year  ended  August  31,  2002.   The  Company
                        estimated the fair value of the options to be $4.00 per option. This fair value was determined based on a December 2001 private offering of TherMatrx shares in which 525,321 shares of common stock were sold for $4.00 per share to existing TherMatrx stockholders who elected to purchase shares in the offering. For accounting purposes, because of the lack of other contemporaneous transaction data indicating the value of these shares in July 2002, the Company recorded the value of each option at $4.00, thus resulting in $717,000 of compensation expense. Because the TherMatrx shares used to settle the compensation obligation had a book value of $0, such issuance of TherMatrx shares upon exercise of the options resulted in a gain of $717,000, which is reflected as gain on transfer of equity interest in affiliate in the statement of operations. All of the options had been exercised as of August 31, 2002.

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

                        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No.
                        46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.


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


--------------------------------------------------------------------------------
                                                                            F-24

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; provided, however, our principal executive officer and principal financial officer have determined that we will need to receive the audited financial statements of our unconsolidated subsidiary in a more timely manner in the future and that review of our SEC filings by our outside advisors will need to occur earlier in the process of preparing such filings so such advisors can assist us in better understanding and satisfying rapidly developing regulatory and disclosure requirements. We believe the only consequence of the disclosed deficiency was the delay in filing our Form 10-KSB and the need to file Form 12b-25.

         During the fourth fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning our directors, executive officers and key employees. The directors have served in their respective capacities since their election and/or appointment and will serve until the next annual stockholders' meeting or until a successor is duly elected, unless the office is vacated in accordance with our certificate of incorporation or bylaws. The next annual meeting is tentatively scheduled to be held April 25, 2004. The executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our directors or officers.

                                                                                                  Initial Date as
                                                                                                    Officer or
                 Name                    Age                       Position                          Director
------------------------------------------------------------------------------------------------------------------

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

         Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2003 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding all compensation earned by Paul Turner, our Senior Vice President and Chief Technology Officer, and Hyrum Mead, our President, for services rendered to us during fiscal 2003, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

------------------------------- ---------- ---------------------------------- ---------------------------------------

                                                  Annual Compensation             Long-Term Compensation Awards
                                           ---------------------------------- ---------------------------------------
 Name and Principal Position                                                          Securities Underlying
                                  Year        Salary ($)        Bonus ($)               Options / SARs (#)
=============================== ========== ================= ================ =======================================
Paul Turner,                      2003       $145,000            $400
Chairman of the Board, Senior     2002       $145,000            $400                        45,000(1)
Vice President, Chief             2001       $145,000            $400                           -
Technology Officer                                                                              -
------------------------------- ---------- ----------------- ---------------- ---------------------------------------
Hyrum A. Mead,                    2003       $125,000             $400
President, Director               2002       $125,000          $30,000                       45,000(1)
                                  2001       $125,000             $400                          -


------------------------------- ---------- ----------------- ---------------- ---------------------------------------

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

COMPENSATION OF DIRECTORS
-------------------------

         We provide annual compensation in the amount of $12,000 to each non-employee director. Of this amount, $4,000 is to be paid in cash and the balance is to be paid in the form of restricted shares of our common stock under our 1998 Director Stock Option Plan. In addition to the annual compensation to directors, each non-employee director will receive an annual option to purchase 25,000 restricted shares of our common stock at a purchase price of 85% of the fair market value at the date the option is granted. The options vest ratably over 5 years and expire in 10 years.

         Paul F. Turner and Hyrum A. Mead are the only members of the Board of Directors who are employed by us. Messrs. Turner and Mead do not receive any separate compensation for services performed as directors.

EMPLOYMENT CONTRACTS
--------------------

         We entered into an employment agreement with Mr. Mead dated August 10, 1999. This agreement provides that Mr. Mead shall receive an annual base salary of $125,000, which shall be reviewed annually by the Board of Directors. The agreement provides that if Mr. Mead is involuntarily terminated, Mr. Mead will receive severance compensation for a period of six months, including an extension of all benefits and perquisites. The severance amount shall include six months of salary at the highest rate paid to Mr. Mead prior to termination and an additional amount equal to all bonuses received by Mr. Mead during the 12-month period preceding termination (excluding any signing bonus received during such period). The agreement also requires us to vest any options granted to Mr. Mead for the purchase of our common stock, allowing a 90-day period for Mr. Mead to exercise those options. Mr. Mead's agreement includes a non-competition covenant prohibiting him from competing with us for one year following his termination.

         We entered into an employment agreement with Mr. Turner dated November 2, 1988. The agreement provides that Mr. Turner's salary will be based upon a reasonable mutual agreement. The agreement provides that if Mr. Turner's employment is involuntarily terminated, he will receive severance pay for a one-year period, which pay includes an extension of all of his rights, privileges and benefits as an employee (including medical insurance). The one year severance pay shall be equal to Mr. Turner's regular salary for the 12-month period immediately prior to the termination. The agreement also requires us to pay Mr. Turner for any accrued, unused vacation at the time of termination. We are also obligated to pay Mr. Turner $1,000 (or the equivalent value in stock options) for each newly issued patent obtained by us as a result of Mr. Turner's efforts (Mr. Turner receives only $500 if multiple inventors are involved). Mr. Turner's agreement includes a non-competition covenant prohibiting him from competing with us for one year following his termination. We may continue the non-competition period for up to four additional years by notifying Mr. Turner in writing and by continuing the severance payments for the additional years during which the non-competition period is extended.

CODE OF ETHICS
--------------

         We have adopted a Code of Ethics that applies to all employees, including our principal executive officers. Our Code of Ethics is available on our website (www.bsdmc.com) on our investor information webpage. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on our website.

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


                                                                                Common Stock Beneficially Owned
    Title of Class                  Name of Beneficial Owner                     Shares              Percent
    ------------------------------------------------------------------------------------------------------------
                                     Officers and Directors

     Common Stock       Dr. Gerhard W. Sennewald(1)                               6,771,814            33.24%

     Common Stock       Paul F. Turner(2)                                         1,995,871            9.79%

     Common Stock       Hyrum A. Mead(3)                                            280,000            1.37%

     Common Stock       Dr. J. Gordon Short(4)                                      217,635            1.06%

     Common Stock       Dr. Michael Nobel(5)                                        155,635              *

                                     Holders of More Than 5%

     Common Stock       John E. Langdon(6)                                        1,295,010            6.35%

     Common Stock       All Executive Officers and Directors as a Group           9,420,955            46.25%
                        (5 persons)(7)

---------------
*  Less than 1.0%.

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
------------------------------- ---------------------------- ------------------------- -------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TherMatrx, Inc. We manufacture, assemble and test for TherMatrx, Inc. its TMx-2000 thermotherapy system and supply TherMatrx with equipment components used for its TMx-2000 system. We also have provided regulatory compliance and other consulting services to TherMatrx. TherMatrx has become our largest customer, and for the year ended August 31, 2003, TherMatrx accounted for $1,391,443, or approximately 54%, of our revenue. We also received a royalty payment of $63,500 from TherMatrx in fiscal 2003. During fiscal 2002, sales to TherMatrx were approximately $1,781,000. We currently own approximately 30% of TherMatrx's outstanding common stock, and Dr. Gerhard W. Sennewald, a director and significant shareholder of BSD, is also a director of TherMatrx.

         During 2002, we issued to certain employees and board members options to purchase 179,300 common shares of TherMatrx, or approximately 7% of our interest in TherMatrx, at an exercise price of $.001 per share. In connection with the issuance of these options, we recorded $717,000 of compensation expense. This expense was computed based on the estimated fair value of the options. We estimated the fair value of the options to be $4.00 per option. This fair value was determined based on a December 2001 private offering of TherMatrx shares in which 525,321 shares of common stock were sold for $4.00 per share to existing TherMatrx stockholders who elected to purchase shares in the offering. We issued options to the following officers and directors in the following amounts: Hyrum Mead, 45,000; Paul Turner, 45,000; Gerhard Sennewald, 30,000; J. Gordon Short, 10,000; Michael Nobel, 10,000; Dixie Sells, 2,450; and Ray Lauritzen, 2,600.

         Medizin-Technik GmbH. Additionally, we supply equipment components to Medizin-Technik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe. Medizin-Technik purchases equipment, which it installs, and components to service our hyperthermia therapy systems that it sells to its customers in Europe. We had revenue of approximately $516,142 in fiscal 2003 from the sale of one BSD-2000 system and various component parts sold to Medizin-Technik. During fiscal 2002, we had sales of approximately $74,000 to Medizin-Technik. Dr. Gerhard W. Sennewald, one of our directors and significant stockholders, is the President and Chief Executive Officer of Medizin-Technik and its sole stockholder.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are incorporated herein by reference as indicated:

Exhibit
Number                         Description
-------                        -----------

3.1 Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the BSD Medical Corporation Form 10-KSB filed December 1, 2003.

3.2 By-Laws. Incorporated by reference to Exhibit 3.2 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

4.1           Specimen Common Stock Certificate. Incorporated by reference to
              Exhibit 4 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

4.2 Emerson Securities Purchase Agreement. Incorporated by reference to Exhibit 4.1 of the BSD Medical Corporation Form 10-KSB filed December 1, 2003.

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

21 Subsidiary List. Incorporated by reference to Exhibit 21 of the BSD Medical Corporation Form 10-KSB filed December 1, 2003.

31.1          Certification of Chief Executive Officer of BSD pursuant to Rule
              13a-14.

31.2          Certification of Chief Financial Officer of BSD pursuant to Rule
              13a-14.

32.1 Certification of Chief Executive Officer attached pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

                                            BSD MEDICAL CORPORATION


Date:  July 22, 2004                        By:    /s/ Hyrum A. Mead
                                               ---------------------------------
                                                 Hyrum A. Mead
                                                 President and Member of the
                                                 Board of Directors
                                                 (principal executive officer)


Date:  July 22, 2004                        By:    /s/ Dennis Bradley
                                               ---------------------------------
                                                 Dennis Bradley
                                                 Controller
                                                 (principal financial and
                                                 accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 22, 2004                        By:    /s/ Paul F. Turner
                                               ---------------------------------
                                                 Paul F. Turner
                                                 Chairman of the Board, Senior
                                                 Vice President and Chief
                                                 Technology Officer


Date:  July 22, 2004                        By:    /s/ Hyrum A. Mead
                                               ---------------------------------
                                                 Hyrum A. Mead
                                                 President and Member of the
                                                 Board of Directors
                                                 (principal executive officer)


Date:  July 22, 2004                        By:    /s/ Gerhard W. Sennewald
                                               ---------------------------------
                                                 Dr. Gerhard W. Sennewald
                                                 Member of the Board of
                                                 Directors


Date:  July 22, 2004                        By:    /s/ J. Gordon Short
                                               ---------------------------------
                                                 Dr. J. Gordon Short
                                                 Member of the Board of
                                                 Directors


Date:  July 22, 2004                        By:    /s/ Michael Nobel
                                               ---------------------------------
                                                 Dr. Michael Nobel
                                                 Member of the Board of
                                                 Directors