Form 10KSB
period 2004-08-31
BSD MEDICAL CORP
filed 2004-11-29
CIK 320174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2004

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $1,630,648

         The approximate aggregate market value of the issuer's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 10, 2004, was $13,415,112.

         As of November 10, 2004, there were 20,057,333 shares of the issuer's common stock, par value $0.001, outstanding.

         Documents Incorporated by Reference: Portions of the issuer's proxy statement to be filed in connection with its annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I


         ITEM 1.  BUSINESS

         Overview
         --------

         We develop, manufacture, market and service systems that deliver focused electromagnetic energy for use in a variety of medical therapies and applications. Focused electromagnetic energy (non-ionizing electromagnetic radiation) is used to heat diseased sites in the body to temperatures as required by a number of medical therapies. Our business objectives are to commercialize our products developed for the treatment of cancer, and further expand our developments to treat other diseases and medical conditions. For convenience, the terms "company," "BSD," "we" and "our" refer to BSD Medical Corporation.

         We pioneered the use of microwave thermal therapy for the treatment of the symptoms associated with enlarged prostate, and are responsible for much of the technology that has created a substantial medical industry using that therapy. Since the inception of our company, our primary research has centered on the application of focused electromagnetic energy for the treatment of cancer. Our technology can be used both as a combination therapy with existing cancer treatments or as a stand-alone cancer therapy. Current and possible expansion of our cancer treatment sites include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung.

         In addition, although we have not entered these markets, we believe our technology has application for numerous other medical purposes, including the treatment of such conditions as psoriasis, arthritis, fibroids, hemorrhoids, menorrhagia (excessive menstrual bleeding), benign tumors and cysts. We believe our technology is also applicable in treating special medical problems such as sleep apnea, and in the treatment of varicose veins and cosmetic skin tightening without surgery (face lifts). Our objective is to commercialize our developed products and further expand our developments into new markets.

         Sale of TherMatrx
         -----------------

         One of our significant contributions to the advancement of medical therapy has been our pioneering efforts in developing a new treatment for conditions associated with enlargement of the prostate that afflicts most men as they age. As the prostate enlarges it constricts urine flow. The condition is known medically as benign prostatic hyperplasia or BPH. We developed a technology that allows men to be treated for BPH through an outpatient procedure as an alternative to surgery or a lengthy regimen of medication.

         We determined early in our planning that we would treat our BPH development as a spin-off business with the intent of providing an asset that would fund our other business objectives. As a result, we introduced the opportunity to investment groups and subsequently on October 31, 1997 entered into an agreement with investors Oracle Strategic Partners, L. P. and Charles Manker. Together we established a new company, TherMatrx, Inc. TherMatrx received capital from these investors to conduct clinical trials, and after obtaining FDA approval in July 2001, the funding to commercialize the development. We were compensated for providing manufacturing, regulatory and engineering support to assure the success of the new company.

         On July 15, 2004, American Medical Systems Holdings, Inc., or AMS, acquired TherMatrx for $40 million in cash plus future payments contingent upon the combined entity's future sales of TherMatrx's DOT systems. The sale included all of our TherMatrx shares. Our approximate 30% ownership in TherMatrx was reduced to approximately 25% because of the exercise of outstanding options to acquire common stock of TherMatrx at the closing. We received an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately $9 million. We may also receive future contingent payments. Contingent payments to TherMatrx shareholders will be four times quarterly sales of TherMatrx's DOT systems during the six quarters beginning July 5, 2004 and ending December 31, 2005. We will receive quarterly contingent payments when the accumulated value of four times quarterly sales has exceeded the initial $40 million payment to TherMatrx shareholders. The contingent payments are also subject to certain set-off rights in favor of AMS. The aggregate maximum amount of the initial payment and any contingent payments is $250 million.

         While the contingent payments are not guaranteed and are subject to the future sales of TherMatrx products, we have offered the following projections. If the sale of TherMatrx products were to remain flat at the recent sales rates, the total payment for our TherMatrx shares would be about $30 million, including the initial payment of approximately $9 million. Since the sale of TherMatrx products has been increasing in the current year over previous years, we have projected a continued growth trend during the earn-out period. If that growth trend were realized, the projected total payment for our TherMatrx shares would be about $40 million, including the initial payment of approximately $9 million. However, any future payments are not guaranteed and are subject to uncertainties, and we may not receive any contingent payments in addition to the initial $9 million, which is the only amount guaranteed. If TherMatrx sales exceed our projections, the maximum payout that we could receive from the sale of our TherMatrx shares is approximately $62.5 million. If TherMatrx sales fall below our projections and the past sales rates, there is no guarantee of payment beyond the initial payment, which is non-refundable. AMS has reported that TherMatrx sales for the first quarter since the sale of TherMatrx were $5.2 million, which is consistent with our projection.

         Cancer Therapy Systems
         ----------------------

         Since the inception of our company we have engineered systems designed to increase the effectiveness of cancer treatment through the use of focused electromagnetic energy. This focused energy is used to selectively heat cancerous tissue. Heat is used to destroy cancer cells directly, and also to condition tumors for more effective treatment by radiation and chemotherapy. Heat stimulates tumor blood flow and the consequent absorption of chemotherapy drugs. Heating also increases the presence of oxygen in the tumor needed to form the hydroxide radicals used to destroy cancer cell DNA in radiation treatments.

         We have developed various technologies for heating cancerous tumors, depending on their location in the body. Through our development efforts, cancers such as melanomas or recurrent breast cancer located near the surface of the body can be treated with superficial cancer treatment applicators and systems. Cancers that can be accessed through natural body orifices, or that are accessible through catheters inserted into the tumor as part of invasive radiation techniques (such as used to treat prostate cancer or head and neck cancer) can be treated with tiny, inserted antennae that we have developed to deliver focused electromagnetic energy into the cancerous tissue. We have also developed systems to non-invasively treat cancers located deep in the body by focusing electromagnetic energy on the cancer through a cylindrical applicator that surrounds the body. This cylindrical applicator contains an array of multiple antennae that focus electromagnetic energy, and therefore heat, on the tumor. Temperature levels for treatments are monitored through small temperature sensors, and some of our systems can be interfaced with magnetic resonance imaging so that the treatment in progress can be observed, and temperatures can be monitored through images.

         Our BSD-500 is used to treat cancers located near the surface of the body, or areas that can be accessed using inserted antennae. The BSD-500 comes in several versions, depending on the customer requirements. The BSD-2000 is used to non-invasively treat deep cancers. This system also comes in several versions, including models with 3D steering of electromagnetic energy, as well as the ability to be integrated with an MRI.

         The BSD-500 has received FDA approval. In addition the system has gone through an extensive revision, and has obtained two FDA supplements to this approval to further refine its commercial presentation.

         In October 2004, we entered into an agreement with Best Medical International, Inc. to act as our exclusive sales agent for the BSD-500 in the United States. Best Medical is a leading supplier of products in the target market for the BSD-500. In this sales launch, our first objective is to sell the BSD-500 to well known, progressive cancer treatment centers that can act as spokesmen and reference sites for our systems. We believe that these centers will be an important catalyst for broader, general sales of the BSD-500.

         The list price for the BSD-500 varies from $175 thousand to $225 thousand, depending on the features of the system. Our target is to sell BSD-500 systems as companions for the over 1,500 installed brachytherapy systems (radiation systems using targeted radiation sources) that the BSD-500 was developed to complement. The BSD-500 increases the effectiveness of brachytherapy, a specialized form of radiation therapy.

         The BSD-2000 does not currently have FDA approval except as an investigational device; however, the phase III clinical trial that we will use to apply for the FDA approval has been concluded and published in a major journal. We project that we will obtain FDA approval for the BSD-2000 in 2006. We are also seeking regulatory approval for the sale of the BSD-2000 in the People's Republic of China. We anticipate Chinese regulatory approval during 2005. However, the decision regarding the granting of regulatory approvals, together with their timing, is not in our control, and is the responsibility of those respective regulatory authorities.

         The list price of the BSD-2000 ranges between $350 thousand and $1.3 million, depending on the features of the system. The target for the BSD-2000 is to sell companion BSD-2000 systems for the over 7,500 installed linear accelerators used for radiation therapy.

         Nearly all of our sales of cancer therapy systems over recent past periods have been to cancer research institutions for use in conducting clinical trials with our equipment. As a company, we are now in the early stages of commercial selling of the BSD-500. Obtaining FDA approval for the BSD-2000 would contribute to our sales efforts by providing the additional technology required for the treatment of solid tumors located virtually anywhere in the body.

         Our business model for cancer systems is based on systems sales, a significant aftermarket revenue stream from service contracts and the sale of replacement components associated with the therapy. We intend to use the revenue from the sale of TherMatrx for commercializing our developed products, and for expanding into new markets.

         Our Cancer Treatment Systems
         ----------------------------

         Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimates that 1,368,030 new cancer cases will be diagnosed and that 563,700 Americans will die from cancer during 2004 (up from 556,500 cancer deaths in 2003). Exceeded only by heart disease, cancer, as a group of diseases, remains the second leading cause of death in the United States. Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

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

         Because cancer remains a significant cause of death, these three cancer therapies are still grossly inadequate, and an enormous need for better treatment is obvious. Our therapy that produces heating of tissue (a condition called "hyperthermia") is an emerging cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment in making certain of the major existing cancer therapies more effective for some cancers.

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

         In the opening address at the April 21, 2001 annual meeting of the North American Hyperthermic Society (sponsored by the Radiological Society of North America), P. K. Sneed, M.D. of the University of California at San Francisco summarized the results of completed randomized clinical trials in which the effectiveness of radiation therapy combined with hyperthermia therapy were compared with the results of radiation therapy alone in cancer treatment. The summary of the report on these trials was that for melanoma, after two years, local control (local regression or disappearance of the tumor) was 28% for the control group of patients who received radiation therapy alone versus 46% local control for the patients who received both hyperthermia and radiation therapy. For recurrent breast cancer, the complete response rate (complete disappearance of the tumor) increased from 38% for those receiving radiation therapy alone to 60% for those patients who received both hyperthermia and radiation therapy. For glioblastoma (brain cancer), the two-year survival rate for patients who received radiation therapy alone was 15%, compared to 31% survival rate two years after treatment for those who received both hyperthermia and radiation therapy. For advanced cervical cancer, the complete response rate (disappearance of the tumor) rose from 57% for patients who received radiation treatments alone to 83% for patients receiving both hyperthermia and radiation therapy. The cervical cancer data was based on the condition of patients three years after treatment.

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

         Sales, Marketing and Distribution
         ---------------------------------

         Our target market includes clinics, hospitals and institutes in which cancer is treated, whether in the Unites States or international markets.

         In May 2002, we entered into an agreement with Nucletron B.V. under which Nucletron became our exclusive sales agent in most of the world for our BSD-500i interstitial hyperthermia therapy system. We sold only one BSD-500i through Nucletron. We have not felt that our relationship with Nucletron was successful, and our sales agreement with Nucletron was terminated in March 2004.

         In September 2004, we entered into an agreement with Dalian Orientech Co. LTD to seek regulatory approval for the sale of the BSD-2000 in the People's Republic of China, and thereafter to act as our exclusive distributor for the sale of the BSD-2000 in that country. The agreement has a five-year term, after which the agreement may be extended by mutual consent of the parties. Under the current agreement, Dalian Orientech will purchase the BSD-2000 systems from us and then resell them within the People's Republic of China. Dalian Orientech is compensated for its efforts by retaining the difference between the price it pays to purchase the products from us and the price it receives upon sale. Dalian Orientech is a leading distributor of hyperthermia systems in the People's Republic of China.

         In October 2004, we entered into an agreement with Best Medical International, Inc. to act as our exclusive sales agent for our BSD-500 systems in the United States. The agreement has one-year term, prior to the conclusion of which we will negotiate the terms of any future relationship. If Best Medical meets certain sales milestones, it has a right of first refusal for a non-exclusive distribution agreement in the United States for our BSD-500 systems. Best Medical is entitled to sales commissions on the amounts we receive from its sales of our BSD-500 systems. Best Medical is a leading supplier of products in the target market for the BSD-500. In this sales launch, our first objective is to sell the BSD-500 to well known, progressive cancer treatment centers that can act as spokesmen and reference sites for our systems. We believe that these centers will be an important catalyst for broader, general sales of the BSD-500.

         For our other products that deliver deep hyperthermia therapy, including the BSD-2000 and related products, we sell our equipment directly to end-users in the United States. We make international sales of these products through distributors located in various foreign countries.

         Medizin Technik is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland and to certain medical institutions in Belgium and the Netherlands. Medizin Technik is required to use best efforts to sell our product within its territory. Due to the limited number of systems that are sold through this relationship, we do not have pre-negotiated price terms with Medizin Technik. If Medizin Technik identifies a potential customer, it will negotiate the price of a hyperthermia system with us, purchase the system, and resell the system to the customer on terms it negotiates with the customer. We generally do not provide our distributors with rights of return, price protection, discounts, credits, or other special terms or sale incentives. However, we did provide Medizin Technik with an extra applicator at no additional charge as a sales incentive in connection with the sale of a BSD-2000 system in fiscal 2004. Our distributorship agreement with Medizin Technik runs from year-to-year and may be terminated by either party by providing written notice to the other party before December 31 and automatically terminates upon the occurrence of certain events, including the retirement or death of Dr. Sennewald. Dr. Sennewald is a director and shareholder of BSD and of Medizin Technik.

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

         Even though a new medical device may have been approved for commercial distribution, we may find limited demand for that product until reimbursement approval is obtained from governmental and commercial third party payors of health care. In addition, even after we receive reimbursement approval, or coverage, of a product, medical reimbursement rates are unpredictable. Both government and commercial third party payors of health care are seeking to limit the growth of health care costs. If clinics, hospitals, and other health care providers are not reimbursed adequately for our product, they may not purchase our product. We cannot project the extent to which our business may be affected by future legislative and regulatory developments, and private sector initiatives, to reduce health care costs. We cannot assure that future health care legislation or regulation will not have a material adverse effect on the coverage of our products, our business, financial condition and results of operations, or that reimbursement, existing or in the future, will be adequate to ensure that customers continue to purchase our products.

         Competition
         -----------

         Competition in the medical products industry is intense. We believe that established product lines and cancer therapies, FDA approvals, know-how and reputation in the industry are key competitive factors. Currently, only a few companies besides BSD have received FDA approval to manufacture and sell hyperthermia therapy systems within the United States, including U.S. Labthermics and Celsion Corporation. Celsion is principally involved with clinical trials related to thermotherapy, hyperthermia and related fields. Labthermics produces ultrasound-based systems, which compete with our microwave hyperthermia systems. Several other companies have received IDEs in the United States or other international clearance for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in cancer treatment businesses), and they have significantly greater resources than we do.

         We retain an interest in the BPH market because of our right to contingent payments from the sale of our ownership in TherMatrx based on future sales of TherMatrx's product. In the BPH market, competitive companies offering products similar to TherMatrx's products include Urologix and Dornier (which both have received pre-market approvals from the FDA for their treatment systems), VidaMed, a subsidiary of Medtronics (which has 510(k) clearance from the FDA) and other foreign manufacturers. In addition to thermotherapy equipment made by TherMatrx's competitors, there are other competitive treatments for BPH that are currently being developed, clinically investigated and/or actively marketed.

         Product Service
         ---------------

         We provide a 12-month warranty following installation on all cancer treatment systems and a 90-day limited warranty on individual components. We install and service the hyperthermia systems we sell to domestic customers. In addition, we, or our consultants provide technical and clinical training to our customers. Subsequent to the applicable warranty period, we offer our domestic customers full or limited service contracts.

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

         Foreign countries, in which our products are or may be sold, have regulatory requirements that can vary widely from country to country. Sales into the European Union, or EU, require compliance with the Medical Devices Directive, or MDD, and require us to obtain the necessary certifications to have a CE Mark affixed to our products. We have obtained necessary ISO certification of our quality, development, and manufacturing processes, and we have successfully completed the CE Mark testing and Annex II audit. This allows us to certify our own products and to affix the CE Mark label on them. However, we must maintain compliance with all current and future directives and requirements to maintain ISO certification and to continue to affix the CE Mark, and there can be no assurance that we will continue to maintain compliance with regulatory requirements imposed on us.

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

         On October 21, 1999, we acquired from the University of California San Francisco (UCSF) the exclusive patent license (U.S. Patent 4,825,880) for small microwave antennae that can be inserted into cancerous tumors. This license required payment of 2.5% of sales on licensed products sold and payment of patent maintenance fees and other annual payments of $4,000 to maintain the exclusive license. We terminated this patent license on September 24, 2004 because we did not believe that it had further application for use with our systems.

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

         On July 1, 2001, we acquired the rights to all FDA approvals and the rights to manufacture all cancer products formerly owned by Clini-Therm Corp. These products are related to the hyperthermia therapy delivered by our BSD-500 systems, the exclusive patent obtained from UCSF, and our enhancements to such systems involve incorporating some of the Clini-Therm rights we acquired into such systems. This involved a one-time only cash payment with no continuing costs.

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

         Research and Development
         ------------------------

         Research and development expenses for fiscal 2004 were $656,857 compared to $676,867 for fiscal 2003, a decrease of $20,010, or 2.95%. Research and development expenses in fiscal 2004 related primarily to development of a commercial version of the BSD-2000/3D/MR hyperthermia system, enhancements to our BSD-500 systems and development of new products not yet announced. Technological changes play an important part in the advancement of our industry. We intend to continue to devote substantial sums to research and development. Research and development efforts inherently involve risks and uncertainties that could aversely affect our projections, outlook and operating results.

         Company History
         ---------------

         BSD was originally incorporated under the laws of the State of Utah on March 17, 1978. In July 1986, BSD was reincorporated in Delaware.

         Employees
         ---------

         As of November 16, 2004, we had 26 employees; 22 of whom were full time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. We depend upon a limited number of key management, manufacturing, and technical personnel. Our future success will depend in part on our ability to retain these highly qualified employees.

         Risks Related to Our Business
         -----------------------------

         Our future operating results are highly uncertain. Before deciding to invest in BSD Medical or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

         We have a history of significant losses and such losses may continue in the future.

         Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $12,073,146 at August 31, 2004. In fiscal 2004, we recorded a net profit of $8,412,961. Our net profit was primarily due to our sale of our ownership in TherMatrx,of which we owned approximately 25% at closing, to AMS. The sale included all of our TherMatrx shares. We received an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately $9 million in connection with the closing. In fiscal 2003 we had a net loss of $570,285 primarily due to a write-off of a significant receivable of approximately $300,000 to bad debt expense, an increase to inventory reserve of $90,000 and lower overall sales. We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities. To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia therapy products to sustain and increase our profitability on a quarterly or annual basis. We may be unable to do so, and therefore may never achieve profitability.

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

         While a substantial portion of our revenue in past periods has been derived from TherMatrx, revenue from this customer may decline to zero in future periods.

         During the year ended August 31, 2004, our sales to TherMatrx declined to $99,502, a decrease of $1,355,441 from the year ended August 31, 2003. In fiscal 2004, TherMatrx represented approximately 6% of our net sales compared to approximately 57% of our net sales in fiscal 2003. In the past, we have manufactured, assembled and tested TherMatrx's TMx-2000 system, and also supplied equipment components and provided consulting services to TherMatrx. With the sale of our ownership in TherMatrx to AMS, we believe product sales to TherMatrx may decrease to zero in future fiscal years. TherMatrx is under no contractual obligation to obtain from us products or manufacturing, assembling, testing and other services. This projected decline in sales to TherMatrx will lead to a substantial decline in our revenue if we are unsuccessful in our efforts to generate an offsetting increase in sales of our hyperthermia cancer treatment systems.

         We may not receive any contingent payments or significantly less in contingent payment than we have projected from the sale of our ownership in TherMatrx.

         In connection with the sale of our ownership in TherMatrx to AMS, we received an initial payment of approximately $9 million and the right to receive contingent payments based on the future sales of TherMatrx's DOT systems over the next 18 months. We may not receive any contingent payments. Any future payments are not guaranteed and are subject to uncertainties, and we cannot be sure that we will receive any contingent payments in addition to the initial payment of approximately $9 million, which is the only amount guaranteed. Some of the factors that could cause us not to receive contingent payments, or to materially reduce contingent payments paid to us below our projections include, without limitation, the inability of AMS to successfully market and sell the DOT system at levels that we have assumed, the inability of AMS to pay the contingent payment obligation, the acquisition of AMS by another company that considers the DOT system to be a lower priority in its marketing efforts, the inability of AMS to obtain products to support the demand for DOT sales, a reported injury in which a patient claims harm from treatment by a DOT system, product recalls that could harm the ability to sell DOT products, failure of physicians to continue to endorse DOT products, or a reduction in the reimbursement amount paid by Medicare, Medicaid, and private insurance payors for DOT treatments.

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

         We believe that the success of our efforts to increase sales of our hyperthermia systems in the future depends on our ability to successfully expand our sales distribution channels. Historically, we have sometimes failed in establishing successful new sales channels. In May 2002, we entered into an agreement with Nucletron B.V. under which Nucletron became our exclusive sales agent in most of the world for our BSD-500i interstitial hyperthermia therapy system. We sold only one BSD-500i through Nucletron. We have not felt that our relationship with Nucletron was successful, and our sales agreement with Nucletron was terminated in March 2004.

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

         We believe our technology may have application for other medical purposes. However, FDA or other regulatory approval for the use of our technology for these applications would be required. We may not be able to get these approvals, and if we do, obtaining these approvals would require significant time and expense.

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

         ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against or being taken by us.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades publicly on the OTC Bulletin Board under the symbol "BSDM." The following table sets forth the high and low bid transactions, as provided by the OTC Bulletin Board, for the quarters in fiscal year 2003 and 2004. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                        Bid
                                             ---------------------------
        Quarter Ended:                            High          Low
        ----------------------------------------------------------------

        November 30, 2002..............            .79           .42
        February 28, 2003..............            .70           .40
        May 31, 2003...................            .61           .45
        August 31, 2003................            .96           .45

        November 30, 2003..............           2.00           .80
        February 29, 2004..............           1.65          1.18
        May 31, 2004...................           1.69          1.15
        August 31, 2004................           2.25          1.30

         As of November 16, 2004, there were approximately 584 holders of record of our common stock. We have not paid any cash dividends on our common stock since our inception.

         ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below and the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended August 31, 2004. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

         General
         -------

         We develop, manufacture, market and service systems that deliver focused electromagnetic energy for use in a variety of medical therapies and applications. Our objective is to commercialize our developed products and further expand the application of our technology into new markets. We pioneered the use of microwave thermal therapy for the treatment of the symptoms associated with enlarged prostate, and are responsible for much of the technology that has created a substantial medical industry using that therapy. Our longest-term development has been the application of focused electromagnetic energy for the treatment of cancer. In addition, although we have not entered these markets, we believe that our technology has application for numerous other medical purposes such as those described in the General section of this filing.

         One of our significant contributions to the advancement of medical therapy has been our pioneering efforts in developing a new treatment for conditions associated with enlargement of the prostate that afflicts most men as they age. As the prostate enlarges it constricts urine flow. The condition is known medically as benign prostatic hyperplasia or BPH. We developed a technology that allows men to be treated for BPH through an outpatient procedure as an alternative to surgery or a lengthy regimen of medication.

         We determined early in our planning that we would treat our BPH development as a spin-off business with the intent of providing an asset that could help fund our other business plans. As a result, we introduced the opportunity to investment groups and subsequently on October 31, 1997 entered into an agreement with investors Oracle Strategic Partners, L.P. and Charles Manker. Together we established a new company, TherMatrx, which was independently managed.

         On July 15, 2004, TherMatrx was sold to AMS. Our portion of the initial payment from this sale was nearly $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. We have estimated that our portion of the total payout from this sale will be approximately $40 million. If TherMatrx sales exceed our projections, the maximum payout that we could receive from the sale is $62.5 million. If TherMatrx sales fall under our projections, there is no guarantee of any further payment beyond the initial payment, which is non-refundable.

         Since the inception of our company we have engineered systems designed to increase the effectiveness of cancer treatment through the use of focused electromagnetic energy. From this development our current BSD-500 and BSD-2000 systems have emerged. We have also developed enhancements to our BSD-2000 system including the BSD-2000/3D that is designed to allow three dimensional steering of deep focused energy and heat to targeted tumors and tissue and the BSD-2000/3D/MR that includes an interface for magnetic resonance imaging. These systems are sold with supporting software and may also be sold with support services.

         Since inception, we have generated substantial operating losses and at August 31, 2004, had an accumulated deficit of $12,073,146. We recorded net profit for fiscal 2004 of $8,412,961. The primary reason for the net profit in fiscal 2004 was the income generated from the sale of our ownership in TherMatrx.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training, and service support contracts. Product sales were $1,494,311 and $1,956,270 for the years ended August 31, 2004 and 2003, respectively. Service revenue was $99,837 and $277,912 for the years ended August 31, 2004 and 2003, respectively.

         We derived $1,012,192, or 62%, of our revenue in fiscal 2004 from sales to related parties. $912,690 of such related party revenue was for the sale of two BSD-2000 systems and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. The remaining related party sale of $99,502 was for probes, applicators and thermotherapy systems sold to TherMatrx. Since our ownership in TherMatrx has been sold they are no longer considered a related party and we don't expect any more sales from TherMatrx.

         In fiscal 2004, we derived $581,956, or 36%, of our revenue from sales to unrelated parties. These revenues consisted of the sale of three BSD 500 systems for $471,725, billable labor of $18,053, service contracts of $72,437, and sales of consumable devices used with our hyperthermia systems of $19,741.

         Cost of sales for the year ended August 31, 2004, included raw material and labor costs. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

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

         Inventory Reserves. As of August 31, 2004, we had recorded a reserve for potential inventory impairment of $80,000. During fiscal 2004, we reduced our inventory reserve from $140,000 to $80,000. In addition to the reduction of inventory reserve we also wrote off $154,814 in obsolete inventory. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2005 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods. We have projected no orders to be placed with us for TherMatrx systems, and do not project a requirement for any inventory impairment based on this decline. In the past we have purchased inventory only after receiving orders for TherMatrx systems, and only in quantities sufficient to fulfill those orders. We have no inventory for TherMatrx systems that is currently at risk, whether or not future orders are placed with us for TherMatrx systems.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. Our allowance for doubtful accounts at August 31, 2004 was $0. Bad debt expense for the fiscal year ended August 31, 2004 was approximately $15,000. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations with exception of the bad debt expense of approximately $300,000 recorded in fiscal 2003 as discussed below. This resulted from a sale of BSD-2000 that was recorded in fiscal year 2002 to a customer that was determined to be uncollectible in the fourth quarter of fiscal 2003. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. To date, actual results have not differed materially from management's estimates, with the exception of the above-mentioned bad debt. The non-payment of a receivable related to the sale of a BSD-500 or BSD-2000 could have a material adverse impact on our results of operations.

Results of Operations: Comparison of Fiscal Years ended August 31, 2004 and 2003
--------------------------------------------------------------------------------

         Revenue. Revenue for fiscal 2004 was $1,630,648 compared to $2,572,682 for fiscal 2003, a decrease of $942,034, or approximately 36.6%. The decrease in total revenue was primarily due to a decrease in sales during fiscal 2004 to TherMatrx of approximately $1,291,941 and a decrease in royalty revenue of $302,000 partially offset by an increase in sales to Medizin-Technik of $396,548. We expect no sales to TherMatrx in fiscal 2005. We also expect royalty revenue to decline to $0 in fiscal 2005. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Our revenue can fluctuate significantly from period to period because we have historically sold relatively few BSD-2000 and BSD-500 systems as these systems are expensive. Sales of very few systems can cause a large change in the revenue from period to period as noted in the increase in sales to Medizin-Technik from 2003 to 2004. Product sales decreased to $1,494,311 in fiscal 2004 from $1,956,270 in fiscal 2003, a decrease of $461,959, or 24%.

         Related Party Revenue. We derived $1,012,192, or 62% of our revenue in fiscal 2004 from sales to related parties as compared to $1,907,585, or 74%, in fiscal 2003. $99,502 of such related party revenue in fiscal 2004 was from the sales of thermotherapy systems, component products and contract services to TherMatrx. We also received a royalty payment of $36,500 paid to us by TherMatrx that is included in other revenue. We believe that we provided less that 1% of the inventory and related manufacturing services purchased by TherMatrx in fiscal 2004 as compared to approximately 38% in fiscal 2003. This decline in sales to TherMatrx in fiscal 2004 was due to increased use of other suppliers in providing products and services. Because of the sale of our ownership in TherMatrx in July 2004, TherMatrx is no longer considered a related party. The remaining related party revenue of approximately $912,690 in fiscal 2004 was for two BSD-2000 system and various component parts sold to Medizin-Technik. The significant increase in sales to Medizin-Technik in fiscal 2004 was due to the sale of two BSD-2000 systems compared to one in fiscal 2003. Sales to Medizin-Technik may fluctuate significantly from period to period due to the high cost of a BSD-2000 or BSD-500 system. Sales increases of one or two systems can have a material effect on our revenue.

         Non-related Party Revenue. In fiscal 2004, we derived approximately $581,956, or 36%, of our total revenue as compared to approximately $326,597, or 13%, in fiscal 2003 from non-related party sales. Our fiscal 2004 non-related party revenue consisted of sales of three BSD-500 systems for approximately $471,725. The balance of our non-related party revenue consisted of consumable devices of $19,741, service contracts of $72,437, and billable labor of $18,053

         Cost of Sales. Cost of sales for fiscal 2004 was $1,116,781 compared to $1,227,377 for fiscal 2003, a decrease of $110,596 or approximately 9%. This decrease resulted primarily from lower sales in fiscal 2004. Cost of sales to related parties in fiscal 2004 decreased to $668,619 from $1,132,758 in fiscal 2003 primarily due to the decrease in related party sales and the change in product mix sold to related parties from $1,907,585 of systems, component products and services in fiscal 2003 to $1,012,192 of systems, component products and services in fiscal 2004. During fiscal 2004, approximately $491,768, or 88%, of the related party cost of sales were attributable to sales to Medizin-Technik and approximately $67,318, or 12%, were attributable to TherMatrx.

         Gross Profit. Gross profit for the fiscal year ending August 31, 2004 was $477,367, or 30%, as compared to $1,006,805, or 45%, of total product sales for the fiscal year ending August 31, 2003. The decline in gross profit margin was primarily due to the cost of excess production employees resulting from the decrease in sales. Also, we made an adjustment to inventory to reflect the lower of cost or market, which resulted in an increase in cost of sales of approximately $154,814. In addition, we had sales of higher margin hyperthermia system products accompanied by production efficiencies obtained from a higher volume of hyperthermia system sales in the period ending August 31, 2003.

         Research and Development Expenses. Research and development expenses for fiscal 2004 were $656,857 compared to $676,867 for fiscal 2003, a decrease of $20,010, or 2.95%. Research and development expenses in fiscal 2004 related primarily to development of a commercial version of the BSD-2000/3D/MR hyperthermia system and enhancements to our BSD-500 systems.

         Inventory Impairment Expense. As of August 31, 2004, we had recorded a reserve for potential inventory impairment of $80,000. During fiscal 2004, we reduced our inventory reserve from $140,000 to $80,000. In addition to the reduction of inventory reserve we also wrote off $154,814 in obsolete inventory. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. We recorded an inventory impairment charge in fiscal 2003 of $90,000 increasing our total inventory reserve at August 31, 2003 to $140,000. On at least an annual basis, we attempt to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is examined for obsolescence. If it is determined that recoverability of the item is impaired, a reserve is established for that item. In addition, if we identify products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2004 were $1,147,628 compared to $1,297,438 fiscal 2003, a decrease of $149,810, or approximately 12%. This decrease was primarily due to decreases in bad debt and consulting expense of approximately $342,492 in fiscal 2004 as compared to fiscal 2003. This decrease was partially offset by increases in sales and marketing expenses of approximately $105,575 and increases in board compensation and legal fees of $36,986.

         We recorded a bad debt expense of $300,394 in fiscal 2003 as a result of a receivable write-off due to our inability to collect payment relating to the sale of a BSD-2000 system in fiscal 2002. The sale in fiscal 2002 was to a non-related party. At the time the sale was made, we were led to believe that the customer had secured payment for the system. After our efforts to collect the receivable failed, we determined to seek return of the system and write off the receivable. Accordingly, during the fourth quarter of fiscal 2003, we recorded a bad debt expense of $300,394. This bad debt expense was the net result of a receivable write-off of approximately $346,000 and the value of returned inventory of approximately $46,000. We believe this is an isolated case and not indicative of a trend. Historically, our bad debt expense has been substantially lower than fiscal 2003 levels. Generally, we require a significant deposit on the sales of our BSD systems, which reduces the likelihood of bad debt expense.

         Interest income. Interest income increased to $18,500 in fiscal 2004 as compared to $2,838 in fiscal 2003 due to higher levels of investments resulting from greater cash generated from the sale of TherMatrx.

         Other Income. Other income for fiscal 2004 was $9,142,570 compared to $58,715 in fiscal 2003. This increase resulted almost entirely from a gain recognized on the sale of TherMatrx.

         Net Profit/ Loss. In fiscal 2004 we had a net profit of $8,412,961 as compared to a net loss in fiscal 2003 of $570,285. The net profit related to the sale of our ownership in TherMatrx.

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

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $12,073,146. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock.

         We generated $7,491,538 in cash from operating activities in fiscal 2004 compared to cash used of $227,298 in fiscal 2003. This was primarily a result of our sale of our TherMatrx shares for approximately $9 million, offset by an increase in the deferred tax asset of $829,000. In addition, accounts receivable decreased by $129,849, and accounts payable decreased by $180,937. Accrued expenses decreased by $190,555 primarily as a result of a decrease in customer deposits as orders were shipped and the write-off of the accrued loss in equity affiliate that was associated with the sale of our TherMatrx shares. Our investing activities resulted in net cash used of $42,389 relating to the purchase of certain property and equipment. Cash provided by financing activities totaled $2,112,002 reflecting proceeds from the issuance of common stock in connection with the exercise of outstanding stock options and the private placement of 2,059,600 shares to investors at $1.10 per share in November and December 2003. Total cash increased from $136,003 at August 31, 2003 to $9,697,154 at August 31, 2004, as a result of the sale of our TherMatrx shares and the November and December 2003 private placement.

         We expect to use the payments from the sale of our TherMatrx shares, including any contingent payments, for general corporate purposes, including the sales and marketing effort for our FDA approved cancer therapy products, supporting the FDA application for our cancer therapy products under investigational status, and the development of future products used in medical therapy.

         We expect to incur additional expenses related to the commercial introduction of our BSD-500 systems, which will precede any revenue from the sale of such systems. Due to additional participation at trade shows, expenditures on publicity, additional travel, higher sales commissions and other related expenses, we project that our sales and marketing expenses will be approximately $500,000 higher in fiscal 2005 than in the prior year to support the commercial introduction of the BSD-500 systems. In addition, we anticipate that we will incur expenses of approximately $200,000 related to governmental and regulatory, including FDA, approvals during fiscal 2005 in excess of fiscal 2004. We are making these investments in sales and marketing and on government and regulatory activities to increase our revenue from sales of our BSD-500 system and, upon receipt of FDA approval, from the sale of our BSD-2000 system in the United States. These increased marketing and regulatory expenses are an investment in generating offsetting revenue against the decline in TherMatrx sales that we have projected, and to provide future revenue growth over the long term. We also project that we will incur approximately $250,000 in additional new development expenses associated with developments for the treatment of non-cancerous diseases and medical conditions.

         We believe any cash shortfall during fiscal 2005 that results from this decrease in revenues and increase in expenses can be covered through the cash raised in our November and December 2003 private placements and with the cash from the sale of TherMatrx shares. We believe we can cover any cash shortfall with cost cutting or available cash. If we cannot cover any such cash shortfall with cost cutting or available cash, we would need to obtain additional financing. We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our anticipated financial performance and business plan;
         o our expectations regarding the commercial introduction of the BSD-500 system;
         o our expectations and efforts regarding receipt of FDA and Chinese regulatory approvals relating to the BSD-2000 system;
         o our technological developments to the BSD-500 and BSD-2000 systems;
         o our ability to successfully develop our technology for new applications and the expense of such developments;
         o    our development or acquisition of new technologies;
         o our expectation that sales to TherMatrx may decline to zero in future periods;
         o the amount of expenses we will incur for the commercial introduction of the BSD-500 system;
         o the amount of expenses we will incur for governmental and regulatory, including FDA, approvals;
         o our expectation that related party revenue will continue to be a significant portion of our total revenue;
         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts;
         o our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2005
         o our assumption that we will receive contingent payments, and the amount of such payments, in connection with the sale of our ownership in TherMatrx to AMS; and
         o our anticipated use of proceeds from the sale of our ownership in TherMatrx to AMS;

         We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled "Risk Factors" included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

         ITEM 7.  FINANCIAL STATEMENTS


BSD MEDICAL CORPORATION
Financial Statements
August 31, 2004 and 2003

                                                         BSD MEDICAL CORPORATION
                                                   Index to Financial Statements

--------------------------------------------------------------------------------




                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-1


Balance Sheet                                                               F-2


Statement of Operations                                                     F-3


Statement of Stockholders' Equity                                           F-4


Statement of Cash Flows                                                     F-5


Notes to Financial Statements                                               F-6

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the balance sheet of BSD Medical Corporation (the Company) as of August 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2004, and the results of its operations and its cash flows for the years ended August 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.



                                                /s/Tanner + Co.



Salt Lake City, Utah
October 7, 2004

                                                         BSD MEDICAL CORPORATION
                                                                   Balance Sheet

                                                                 August 31, 2004
--------------------------------------------------------------------------------



        Assets
        ------

Current assets:
  Cash and cash equivalents                                       $   9,697,154
  Receivables, net                                                       43,904
  Related party receivables                                             215,400
  Inventories, net                                                      740,416
  Deferred tax asset                                                    829,000
  Other current assets                                                   51,066
                                                                  --------------

        Total current assets                                         11,576,940

Property and equipment, net                                             139,100
Patent, net of amortization of $6,921                                    25,007
                                                                  --------------

                                                                  $  11,741,047
                                                                  --------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                                $      99,131
  Accrued expenses                                                      423,915
  Deferred revenue                                                       47,223
                                                                  --------------

        Total current liabilities                                       570,269
                                                                  --------------

Deferred tax liability                                                   51,000

Commitments and contingencies                                                 -

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 authorized,
    no shares issued and outstanding                                          -
  Common stock, $.001 par value;  authorized 40,000,000
    shares; issued 19,945,982 shares and
    outstanding 19,921,651 shares                                        19,946
  Additional paid-in capital                                         23,201,020
  Deferred compensation                                                 (27,808)
  Accumulated deficit                                               (12,073,146)
  Treasury stock, at cost                                                  (234)
                                                                  --------------

        Total stockholders' equity                                   11,119,778
                                                                  --------------

                                                                  $  11,741,047
                                                                  --------------

--------------------------------------------------------------------------------

See accompanying notes to financial statements.                              F-2

                                                         BSD MEDICAL CORPORATION
                                                         Statement of Operations

                                                          Years Ended August 31,
--------------------------------------------------------------------------------


                                                   2004                2003
                                            ------------------------------------

Revenues:
  Sales                                     $        581,956     $      326,597
  Sales to related parties, net                    1,012,192          1,907,585
  Revenue from royalties in arrears                        -            275,000
  Other revenue - related party                       36,500             63,500
                                            ------------------------------------

                                                   1,630,648           2,572,682
                                            ------------------------------------

Costs and expenses:
  Cost of sales                                      448,162             94,619
  Cost of sales to related parties                   668,619          1,132,758
  Research and development                           656,857            676,867
  Selling, general, and administrative             1,147,628          1,297,438
                                            ------------------------------------

                                                   2,921,266          3,201,682
                                            ------------------------------------

        Operating loss                            (1,290,618)          (629,000)
                                            ------------------------------------

Other income (expense):
  Gain on sale of equity interest                  9,111,211                  -
  Interest income                                     18,500              2,838
  Interest expense                                      (491)                 -
  Other                                               31,359             55,877
                                            ------------------------------------

                                                   9,160,579             58,715
                                            ------------------------------------

        Income (loss) before income taxes          7,869,961           (570,285)

Income tax benefit                                   543,000                  -
                                            ------------------------------------

        Net income (loss)                   $      8,412,961     $     (570,285)
                                            ------------------------------------

Income (loss) per common share - basic      $           0.43     $        (0.03)
                                            ------------------------------------

Income (loss) per common share - diluted    $           0.41     $        (0.03)
                                            ------------------------------------

Weighted average shares - basic                   19,397,000         17,805,000
                                            ------------------------------------

Weighted average shares - diluted                 20,331,000         17,805,000
                                            ------------------------------------



--------------------------------------------------------------------------------

See accompanying notes to financial statements.                              F-3

                                                                                                    BSD MEDICAL CORPORATION
                                                                                          Statement of Stockholders' Equity

                                                                                       Years Ended August 31, 2004 and 2003
---------------------------------------------------------------------------------------------------------------------------


                                  Common Stock      Additional    Deferred                      Treasury Stock
                              -------------------    Paid-in      Compen-     Accumulated     ------------------
                               Shares     Amount     Capital      sation         Deficit       Shares    Amount     Total
                             ----------------------------------------------------------------------------------------------
Balance September 1, 2002    17,756,328  $ 17,757  $ 21,037,457  $ (26,274)  $ (19,915,822)   24,331   $ (234)  $ 1,112,884

Common stock issued for:
  Cash                           20,000        20         1,980          -               -         -        -         2,000
  Services                       38,106        38        23,962          -               -         -        -        24,000
  Warrants                       25,199        25           (25)         -               -         -        -             -

Amortization of deferred
  compensation                        -         -             -      6,358               -         -        -         6,358

Deferred compensation                 -         -         7,500     (7,500)              -         -        -             -

Net loss                              -         -             -          -        (570,285)        -        -      (570,285)
                             ----------------------------------------------------------------------------------------------

Balance August 31, 2003      17,839,633    17,840    21,070,874    (27,416)    (20,486,107)   24,331     (234)      574,957

Common stock issued for:
  Cash                        2,090,350     2,090     2,109,912          -               -         -        -     2,112,002
  Services                       15,999        16        11,984          -               -         -        -        12,000

Amortization of deferred
compensation                          -         -             -      7,858               -         -        -         7,858

Deferred compensation                 -         -         8,250     (8,250)              -         -        -             -

Net income                            -         -             -          -       8,412,961         -        -     8,412,961
                             ----------------------------------------------------------------------------------------------

Balance August 31, 2004      19,945,982  $ 19,946  $ 23,201,020  $ (27,808)  $ (12,073,146)   24,331   $ (234)  $11,119,778
                             ----------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements                                                                          F-4


                                                                    BSD MEDICAL CORPORATION
                                                                    Statement of Cash Flows

                                                                     Years Ended August 31,
-------------------------------------------------------------------------------------------


                                                                 2004              2003
                                                             ------------------------------
Cash flows from operating activities:
  Net income (loss)                                          $   8,412,961     $   (570,285)
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
      (Recovery of) provision for doubtful accounts                 14,569          284,393
      Increase in inventory reserve and write off of
        inventory                                                  154,814           90,000
      Depreciation and amortization                                 46,461           48,678
      Recognition of deferred gain on sale of building                   -          (15,275)
      Amortization of deferred compensation                          7,858            6,358
      Stock compensation expense                                    12,000           24,000
      Decrease (Increase) in:
        Receivables                                                129,849            9,614
        Inventories                                                (92,757)         (85,743)
        Deferred tax asset                                        (829,000)               -
        Other current assets                                        (7,828)         (24,901)
      Increase (decrease) in:
        Accounts payable                                          (180,937)         217,447
        Accrued expenses                                          (190,555)        (133,066)
        Deferred revenue                                           (36,897)         (78,518)
        Deferred tax liability                                      51,000                -
                                                             ------------------------------

           Net cash provided by (used in)
           operating activities                                  7,491,538         (227,298)
                                                             ------------------------------

Cash flows from investing activities-
  purchase of property and equipment                               (42,389)         (60,599)
                                                             ------------------------------

Cash flows from financing activities-
  proceeds from issuance of common stock                         2,112,002            2,000
                                                             ------------------------------

Increase (decrease) in cash and cash equivalents                 9,561,151         (285,897)

Cash and cash equivalents, beginning of year                       136,003          421,900
                                                             ------------------------------

Cash and cash equivalents, end of year                       $   9,697,154     $    136,003
                                                             ------------------------------

-------------------------------------------------------------------------------------------

See accompanying notes to financial statements                                          F-5

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements

                                                        August 31, 2004 and 2003
--------------------------------------------------------------------------------


1.   Organization       Organization
     and                BSD Medical  Corporation  (the Company) was incorporated
     Significant        in the State of  Delaware  on July 3, 1986.  The Company
     Accounting         develops,  produces,  markets, and services systems used
     Policies           for the  treatment of cancer and other  diseases.  These
                        systems are sold  worldwide.  In  addition,  the Company
                        held an approximate 30% interest in TherMatrx until July
                        15, 2004.  On July 15, 2004,  American  Medical  Systems
                        Holdings, Inc., or AMS, acquired TherMatrx, Inc. for $40
                        million in cash plus future payments contingent upon the
                        combined   entity's  future  sales  of  TherMatrx's  DOT
                        systems.   The  sale   included  all  of  the  Company's
                        TherMatrx shares, which were reduced at closing to approximately 25% of the total outstanding TherMatrx shares because of the exercise of outstanding options to acquire common stock of TherMatrx. The Company received an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately $9 million in connection with the closing.

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


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Investment in Joint Venture
     and                The  Company  had  an   approximate   30%  ownership  in
     Significant        TherMatrx,  a corporate joint venture that is engaged in
     Accounting         the  manufacture  and  sale  of  medical  devices.   The
     Policies           investment  was  accounted  for on the equity  method of
     Continued          accounting.  Because  the  Company's  percent  share  of
                        accumulated   losses  in  TherMatrx   had  exceeded  its
                        original investment no asset was recorded on the balance
                        sheet.  On  July  15,  2004,  American  Medical  Systems
                        Holdings, Inc., or AMS, acquired TherMatrx, Inc. for $40
                        million in cash plus future payments contingent upon the
                        combined   entity's  future  sales  of  TherMatrx's  DOT
                        systems.   The  sale   included  all  of  the  Company's
                        TherMatrx shares, which were reduced at closing to approximately 25% of the total outstanding TherMatrx shares because of the exercise of outstanding options to acquire common stock of TherMatrx. The Company received an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately $9 million in connection with the closing.

                        Patents
                        Patents are carried at cost and are being amortized over 17 years.

                        Warranty Reserve
                        The Company provides limited warranties to its customers for products sold. Estimated future warranty obligations are accrued each period. As of August 31, 2004, the accrued warranty reserve was approximately $6,900. During the fiscal years ended August 31, 2004 and 2003, total warranty expense was $28,148 and $11,502, respectively.

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


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Income (Loss) Per Common Share
     and                The  computation of basic income (loss) per common share
     Significant        is  based  on the  weighted  average  number  of  shares
     Accounting         outstanding during each year.
     Policies
     Continued          The computation of diluted  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding  during  the  year,  plus the  common  stock
                        equivalents  that would arise from the exercise of stock
                        options and  warrants  outstanding,  using the  treasury
                        stock  method  and the  average  market  price per share
                        during  the  year.  Common  stock  equivalents  are  not
                        included in the diluted loss per share  calculation when
                        their effect is  anti-dilutive.  Options and warrants to
                        purchase 2,437,533 shares and 1,275,303 shares of common
                        stock at  prices  ranging  from  $.10 to $1.80 per share
                        were   outstanding   at  August   31,   2004  and  2003,
                        respectively. Options outstanding during the fiscal year
                        ended   August  31,  2003  were  not   included  in  the
                        calculation of diluted earnings per share because their effect was anti-dilutive.

                        The shares used in the computation of the Company's basic and diluted income (loss) per share are reconciled as follows:

                                                   2004           2003
                                             -------------------------------

 Weighted average number of shares
    outstanding - basic                            19,397,000    17,805,000
 Dilutive effect of stock options                     934,000             -
                                             -------------------------------

 Weighted average number of shares
    outstanding, assuming dilution                 20,331,000    17,805,000
                                             -------------------------------


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Stock-Based Compensation
     and                The  Company  accounts  for  stock  options  granted  to
     Significant        employees   under  the   recognition   and   measurement
     Accounting         principles of APB Opinion No. 25,  Accounting  for Stock
     Policies           Issued to Employees,  and related  Interpretations,  and
     Continued          has adopted the disclosure-only  provisions of Statement
                        of  Financial   Accounting  Standards  (SFAS)  No.  123,
                        "Accounting for Stock-Based Compensation".  Accordingly,
                        no   compensation   cost  has  been  recognized  in  the
                        financial statements, as all options granted under those
                        plans had an exercise price equal to or greater than the
                        market value of the underlying  common stock on the date
                        of grant.  Had the  Company's  options  been  determined
                        based  on  the  fair  value   method,   the  results  of
                        operations would have been reduced to the pro forma amounts indicated below:

                                                   Years Ended August 31,
                                                 -------------------------------
                                                     2004           2003
                                                 -------------------------------

 Net income (loss) - as reported                 $    8,412,961    $   (570,285)

 Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                                   -               -

 Deduct: total stock based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          (101,597)       (123,770)
                                                 -------------------------------

 Net income (loss) - pro forma                   $    8,311,364    $   (694,055)
                                                 -------------------------------

 Earnings per share:
    Basic - as reported                          $          .43    $       (.03)
                                                 -------------------------------

    Basic - pro forma                            $          .43    $       (.04)
                                                 -------------------------------

    Diluted - as reported                        $          .41    $       (.03)
                                                 -------------------------------

    Diluted - pro forma                          $          .41    $       (.04)
                                                 -------------------------------


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       The fair value of each option  grant is estimated on the
     and                date of grant  using the  Black-Scholes  option  pricing
     Significant        model with the following assumptions:
     Accounting
     Policies
     Continued                                         2004            2003
                                                 -------------------------------
                Expected dividend yield          $            -    $           -
                Expected stock price volatility            113%             122%
                Risk-free interest rate                    4.3%             4.3%
                Expected life of options                5 years          5 years

                        The weighted average fair value of options granted during the years ended August 31, 2004 and 2003 were $1.01 and $.57, respectively.

                        Revenue Recognition
                        The Company recognizes revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, providing training, and service support contracts. Product sales were $1,494,311 and $1,956,270 for the years ended August 31, 2004 and 2003, respectively. Service revenue was $99,837 and $277,912 for the years ended August 31, 2004 and 2003, respectively.

                        Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most system sales do not include installation. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of cancer treatment systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of the Company's cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by the Company. The Company provides a reserve allowance for estimated returns. To date, returns have not been significant.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Revenue Recognition
     and                Continued
     Significant        Revenue  from the sale of  software  license  rights  is
     Accounting         recognized   when  a  valid   purchase  order  has  been
     Policies           received, the software license has been delivered to the
     Continued          customer,  the selling  price is fixed or  determinable,
                        and collection is reasonably assured. Delivery is deemed to have occurred if diskettes have been shipped, or if the software has been delivered electronically by email.
                        To date, the sale of software license rights has not been material.

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

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Concentration of Credit Risk
     and                Financial   instruments  that  potentially  subject  the
     Significant        Company  to   concentration   of  credit  risk  consists
     Accounting         primarily of trade receivables.  In the normal course of
     Policies           business,  the  Company  provides  credit  terms  to its
     Continued          customers.  Accordingly,  the Company  performs  ongoing
                        credit   evaluations  of  its  customers  and  maintains
                        allowances  for possible  losses.  During the year ended
                        August 31, 2003, the Company wrote off a receivable of approximately $346,000. This receivable was recorded as a sale in fiscal year 2002 and resulted in a significant write-off in the fourth quarter of 2003.

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

                        Reclassifications
                        Certain amounts in the prior year have been reclassified to conform with the current year presentation.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Detail of          Details  of certain balance sheet  accounts as of August
     Certain            31, 2004, are as follows:
     Balance
     Sheet
     Accounts           Receivables:
                         Trade receivables                     $        259,304
                         Less allowance for doubtful accounts                 -
                                                               -----------------

                                                               $        259,304
                                                               -----------------
                        Inventories:
                         Parts and supplies                    $        351,019
                         Work-in-process                                469,397
                         Reserve for obsolete inventory                 (80,000)
                                                               -----------------

                                                               $        740,416
                                                               -----------------
                        Accrued expenses:
                         Accrued vacation                      $        102,353
                         Accrued payroll and taxes                       32,174
                         Income taxes payable                           250,000
                                                               -----------------
                         Other accrued expenses                         423,915
                                                               -----------------

                                                               $        849,915
                                                               -----------------

3.   Property            Property and equipment consists of the following:
     and
     Equipment           Equipment                             $        706,621
                         Furniture and fixtures                         297,741
                                                               -----------------

                                                                      1,004,362

                         Less accumulated depreciation                 (865,262)
                                                               -----------------

                                                               $        139,100
                                                               -----------------

4.   Operating          During  the year  ended  August 31,  2003,  the  Company
     Lease              renewed  its  building  lease  for  five  years,   which
                        includes payments of approximately $82,000 per year, adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Operating          Future  minimum  payments  at August  31,  2004,  are as
     Lease              follows:
     Continued
                          Years Ending August 31,                     Amount
                          -----------------------                  -------------

                                   2005                            $     82,320
                                   2006                                  82,320
                                   2007                                  82,320
                                   2008                                  82,320
                                   2009                                       -
                                                                   -------------

                                                                   $    329,280
                                                                   -------------

                        Annual rent expense on this operating lease for the years ended August 31, 2004 and 2003 amounted to $83,735 and $67,000, respectively.

5.   Deferred           The Company has entered into certain  service  contracts
     Revenue            for  which  it has  received  payment  in  advance.  The
                        Company is recognizing these service revenues over the life of the service agreements.

6.   Income             The  components of the income tax (expense)  benefit for
     Taxes              the year ended August 31, 2004 is as follows:

                        Current:
                          Federal                                  $   (130,000)
                          State                                        (105,000)
                                                                   -------------

                                                                       (235,000)
                                                                   -------------

                        Deferred:
                          Federal                                       778,000
                                                                   -------------

                                                                   $    543,000
                                                                   -------------


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Income             The income tax benefit (expense) differs from the amount
     Taxes              computed at federal statutory rates as follows:
     Continued
                                               Years Ended August 31,
                                          ----------------------------------
                                                2004            2003
                                          ----------------------------------

 Income tax benefit (expense) at
   statutory rate                         $     (2,935,000)   $     198,000
 Change in estimate of use of net
   operating loss carryforwards                    990,000                -
 Change in estimate of research
   and development tax credits                     347,000                -
 Alternative minimum tax                           (73,000)               -
 Expiration of net operating loss
   carryforwards                                         -          (19,000)
 Other                                               9,000                -
 Change in valuation allowance                   2,205,000         (179,000)
                                          ----------------------------------

                                           $       543,000    $           -
                                          ----------------------------------

                        Deferred tax assets (liabilities) are comprised of the following:

                        Net operating loss carryforward            $    174,000
                        Accrued expenses                                 35,000
                        Deferred revenue                                 16,000
                        Inventory reserve                                27,000
                        Warranty reserve                                  3,000
                        Depreciation                                    (42,000)
                        Deferred compensation expense                    (9,000)
                        Research and development tax credits            517,000
                        Alternative minimum tax credits                  57,000
                                                                   -------------

                                                                   $    778,000
                                                                   -------------

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

                        The Company's 1998 Director Stock Plan was revised to provide an annual compensation of $20,000 to each non-employee director. The annual compensation plan calls for payment to be made twice a year with each payment consisting of $5,000 cash and $5,000 in common stock, with the number of shares issued calculated by dividing the unpaid compensation by a daily average of the preceding twenty day closing price of the Company's common stock. The Plan also grants each non-employee outside director

                        25,000 options each year at an exercise price of 85% of the fair market value of the common stock at the date the option is granted. The Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant. For certain options issued under this plan, the Company has recorded as deferred compensation the excess of the market value of common stock at the date of grant over the exercise price.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Stock              A schedule of the options and warrants is as follows:
     Options and
     Warrants
     Continued                                                   Price Per
                                       Options     Warrants       Share
                                    -----------------------------------------

 Outstanding at September 1, 2002       1,258,901            - $ .10 to 1.76
      Granted                              75,000            -           .73
      Exercised                           (58,598)                .10 to .37
      Forfeitures                               -
                                    -----------------------------------------

 Outstanding at August 31, 2003         1,275,303                .10 to 1.76
      Granted                           1,090,000      102,980   1.2 to 1.80
      Exercised                           (30,750)           -    .10 to .45
      Forfeitures                               -            -
                                    -----------------------------------------

 Outstanding at August 31, 2004         2,334,553      102,980 $ .10 to 1.80
                                    -----------------------------------------

                        The following table summarizes information about stock options and warrants outstanding at August 31, 2004:


                          Options and Warrants           Options and Warrants
                              Outstanding                    Outstanding
                 ---------------------------------------------------------------

                                Weighted
                                 Average
                                Remaining    Weighted                 Weighted
      Range of                 Contractual   Average                  Average
      Exercise      Number        Life       Exercise      Number     Exercise
       Prices     Outstanding    (Years)      Price     Exercisable    Price
    ----------------------------------------------------------------------------


    $     .10-.25      425,953       1.33  $      .13       425,953 $     .13
         .37-1.11      843,600       6.00         .62       679,230       .60
        1.20-1.80    1,167,980       8.80        1.28       278,295      1.51
    ----------------------------------------------------------------------------

    $    .10-1.80    2,437,533       6.52  $      .85     1,383,478 $     .64
    ----------------------------------------------------------------------------

8.   Foreign            During the years  ended  August 31,  2004 and 2003,  the
     Customer           Company had sales of $99,502 and  $1,391,443  (including
     and Major          $63,500   in   royalty   revenues),   respectively,   to
     Customer           TherMatrx,  a  previously  unconsolidated  affiliate  of
                        which it owned approximately 30%. This related party relationship ended on July 15, 2004 when TherMatrx was sold to AMS (see note 11). During the years ended August
                        31, 2004 and 2003, the Company had sales to a European entity controlled by a significant stockholder and member of the Board of Directors of the Company of approximately $912,690 and $518,000 respectively.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Related Party      At  August  31,  2004,   accounts   receivable  includes
     Transactions       approximately $215,400, due from an entity controlled by
     Not otherwise      a  significant  stockholder  and  member of the Board of
     disclosed          Directors.


10.  Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information                                            Years Ended
                                                             August 31,
                                                 -------------------------------
                                                      2004            2003
                                                 -------------------------------

                        Interest expense         $          491    $          -
                                                 -------------------------------

                        Income taxes             $            -    $          -
                                                 -------------------------------

11.  Significant        The  Company  had  an  approximate  30%  interest  in an
     Unconsolidated unconsolidated affiliate (TherMatrx) at August 31, 2003. Affiliate
                        On July 15, 2004,  American  Medical  Systems  Holdings,
                        Inc., or AMS, acquired  TherMatrx,  Inc. for $40 million
                        in  cash  plus  future  payments   contingent  upon  the
                        combined   entity's  future  sales  of  TherMatrx's  DOT
                        systems. The sale included all of our TherMatrx shares, which were reduced at closing to approximately 25% of the total outstanding TherMatrx shares because of the exercise of outstanding options to acquire common stock of TherMatrx. The Company received an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately
                        $9 million in connection with the closing.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Significant        Summarized   financial   inform  ficant   unconsolidated
     Unconsolidated     affiliate of the Company,  as of an ended  September 30,
     Affiliate          2003 (the affiliate's fiscal year r 1, through September
     Continued          30) is as follows:

                                                                       2003
                                                                   -------------
                         Result for year:
                             Gross revenue                         $  13,298,422
                             Gross profit                          $   9,589,803
                             Net income (loss)                     $   1,520,190

                         Year-end financial position
                             Current assets                        $   6,313,746
                             Non-current assets                    $   2,335,232
                             Current liabilities                   $   1,913,453
                             Non-current liabilities               $     474,748

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

                        The Company has an exclusive worldwide license for a unique temperature probe. The license has no determinable life. The Company pays royalties based upon its sales of this probe. There were no Royalties accrued as of August 31, 2004 and $1,000 was accrued at August 31, 2003. Royalty expense amounted to approximately $5,000 for the years ended August 31, 2004 and 2003.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Fair Value of      None of the Company's financial instruments are held for
     Financial          trading  purposes.  The Company  estimates that the fair
     Instruments        value of all  financial  instruments  at August 31, 2004
                        and 2003 does not differ  materially  from the aggregate
                        carrying values of its financial instruments recorded in
                        the accompanying balance sheet. The estimated fair value
                        amounts  have  been  determined  by  the  Company  using
                        available market  information and appropriate  valuation
                        methodologies.   Considerable  judgment  is  necessarily
                        required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

14.  Recent             In January 2003, the FASB issued  Interpretation No. 46,
     Accounting         "Consolidation  of Variable  Interest  Ethics"  (FIN No.
     Pronounce-         46),   which   addresses   consolidation   by   business
     ments              enterprises of variable  interest  entities.  FIN No. 46
                        clarifies  the   application   of  Accounting   Research
                        Bulletin No. 51, "Consolidated Financial Statements", to
                        certain  entities in which equity  investors do not have
                        the characteristics of a controlling  financial interest
                        or do not have sufficient  equity at risk for the entity
                        to   finance   its   activities    without    additional
                        subordinated  financial support from other parties.  FIN
                        No. 46 applies immediately to variable interest entities
                        created after January 31, 2003, and to variable interest
                        entities  in which an  enterprise  obtains  an  interest
                        after that date.  It applies in the first fiscal year or
                        interim  period   beginning  after  June  15,  2003,  to
                        variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.


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


--------------------------------------------------------------------------------
                                                                            F-21

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

         ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information with respect to this item is set forth under "Election of Directors" and "Directors and Executive Officers" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders (the "Proxy Statement"). Such information is incorporated herein by reference.

         ITEM 10. EXECUTIVE COMPENSATION

         Information with respect to this item is set forth under "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information with respect to this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement. Such information is incorporated herein by reference.

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are incorporated herein by reference as indicated:

Exhibit                   Description
-------                   -----------

3.1 Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the BSD Medical Corporation Form 10-KSB, filed December 1, 2003.

3.2 Bylaws. Incorporated by reference to Exhibit 3.2 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

4.1           Specimen Common Stock Certificate. Incorporated by reference to
              Exhibit 4 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

4.2 Securities Purchase Agreement dated December 10, 2003 among BSD Medical Corporation and the purchasers identified therein. Incorporated by reference to Exhibit 4.2 of the BSD Medical Corporation Form 10-KSB, filed December 1, 2003.

4.2 Amendment No. 1 to Securities Purchase Agreement dated December 10, 2003 among BSD Medical Corporation and the purchasers identified therein. Incorporated by reference to Exhibit 99.1 of the BSD Medical Corporation Form 8-K, filed December 22, 2003.

4.3 Warrant to Purchase 42,980 Shares of Common Stock dated December 10, 2003 issued by BSD Medical Corporation to T.R. Winston & Company, LLC. Incorporated by reference to Exhibit 99.2 of the BSD Medical Corporation Form 8-K, filed December 22, 2003.

4.4 Warrant to Purchase 60,000 Shares of Common Stock dated December 10, 2003 issued by BSD Medical Corporation to The Runnel Family Trust Dated 1/11/2000. Incorporated by reference to Exhibit 99.3 of the BSD Medical Corporation Form 8-K, filed December 22, 2003.

10.1 Transfer of Trade Secrets Agreement dated December 7, 1979, among BSD Medical Corporation, Vitek, Incorporated and Ronald R. Bowman. Incorporated by reference to Exhibit 10.6 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

10.2 Second Addendum to Exclusive Transfer of Trade Secrets Agreement dated April 2, 1987. Incorporated by reference to Exhibit 10 of the BSD Medical Corporation Form 10-KSB, filed April 8, 1988.

10.3 BSD Medical Corporation 1998 Director Stock Plan. Incorporated by reference to Exhibit A of the BSD Medical Corporation Schedule 14A, filed July 27, 1998.

10.4 BSD Medical Corporation 1998 Stock Incentive Plan. Incorporated by reference to Exhibit B of the BSD Medical Corporation Schedule 14B, filed July 27, 1998.

10.5 Lease Agreement dated December 5, 1997, between BSD Medical Corporation and Alcoh Development, Inc., Alan S. Cohen, Orlene H. Cohen, and Reelman Investments, L.C. Incorporated by reference to
              Exhibit 10.5 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.6 Lease Extension Agreement and Contract to Purchase dated November 1, 2002 between BSD Medical Corporation and Alcoh Development, Inc., Alan S. Cohen, Orlene H. Cohen, and Reelman Investments, L.C. Incorporated by reference to Exhibit 10.6 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.7 Employment Agreement dated August 10, 1999 between BSD Medical Corporation and Hyrum A. Mead. Incorporated by reference to
              Exhibit 10.7 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.8 Employment Agreement dated November 2, 1988 between BSD Medical Corporation and Paul F. Turner. Incorporated by reference to
              Exhibit 10.8 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.9 Agreement dated May 27, 1994 between BSD Medical Corporation and Medizin Technik GmbH. Incorporated by reference to Exhibit 10.9 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.10 Agreement and Plan of Merger dated June 15, 2004 by and among American Medical Systems, Inc., Leio Acquisition Corp., TherMatrx, Inc., TherMatrx Investment Holdings, LLC and BSD Medical Corporation. Incorporated by reference to Exhibit 10.11 to BSD Medical Corporation's Amendment No. 2 to Registration Statement on Form SB-2 filed July 15, 2004.

21 Subsidiary List. Incorporated by reference to Exhibit 21 of the BSD Medical Corporation Form 10-K, filed December 1, 2003.

31.1          Certification of Chief Executive Officer of BSD pursuant to Rule
              13a-14.

31.2          Certification of Chief Financial Officer of BSD pursuant to Rule
              13a-14.

32.1 Certification of Chief Executive Officer attached pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of BSD pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information with respect to this item is set forth under "Principal Accountant Fees and Services" in the Proxy Statement. Such information is incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BSD MEDICAL CORPORATION


Date:  November 29, 2004               By:  /s/ Hyrum A. Mead
                                          --------------------------------------
                                            Hyrum A. Mead
                                            President and Member of the Board of
                                            Directors
                                            (principal executive officer)


Date:  November 29, 2004               By:  /s/ Dennis Bradley
                                          --------------------------------------
                                            Dennis Bradley
                                            Controller
                                            (principal financial and accounting
                                             officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 29, 2004               By:  /s/ Paul F. Turner
                                          --------------------------------------
                                            Paul F. Turner
                                            Chairman of the Board, Senior Vice
                                            President and Chief Technology
                                            Officer


Date:  November 29, 2004               By:  /s/ Hyrum A. Mead
                                          --------------------------------------
                                            Hyrum A. Mead
                                            President and Member of the Board of
                                            Directors
                                            (principal executive officer)


Date:  November 29, 2004               By:  /s/ Gerhard W. Sennewald
                                          --------------------------------------
                                            Dr. Gerhard W. Sennewald
                                            Member of the Board of Directors


Date:  November 29, 2004               By:  /s/ J. Gordon Short
                                          --------------------------------------
                                            Dr. J. Gordon Short
                                            Member of the Board of Directors


Date:  November 29, 2004               By:  /s/ Michael Nobel
                                          --------------------------------------
                                            Dr. Michael Nobel
                                            Member of the Board of Directors