Form 10QSB
period 2004-11-30
BSD MEDICAL CORP
filed 2005-01-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding as of November 30, 2004
--------------------------------------      -----------------------------------
    Common stock, $.001 Par Value                       20,057,333



Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

           Assets                                                November 30,
           ------                                                    2004
                                                               -----------------
Current assets:
    Cash and cash equivalents                                   $     9,025,386
    Receivables, net                                                    239,612
    Related party receivables                                            71,594
    Inventories                                                         794,088
    Other current assets                                                883,416
                                                               -----------------
           Total current assets                                      11,014,096
                                                               -----------------

Property and equipment, net                                             151,567
Patents, net                                                             24,537
                                                               -----------------
                                                               $     11,190,200
                                                               -----------------

          Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                           $        133,883
    Accrued expenses                                                    272,008
    Current portion of deferred revenue                                  37,109
                                                               -----------------

           Total current liabilities                                    443,000
                                                               -----------------

Long term liabilities
    Deferred tax liability                                               51,000
                                                               -----------------

           Total liabilities                                            494,000
                                                               -----------------

Stockholders' equity:
     Preferred stock, .001 par value; 10,000,000
      authorized, no shares issued and outstanding                            -
    Common stock, $.001 par value; authorized
      40,000,000 shares; issued 20,070,745 and
      outstanding 20,057,333, shares
                                                                         20,058
    Additional paid-in capital                                       23,287,908
    Deferred compensation                                               (34,050)
    Accumulated deficit                                             (12,577,482)
    Common stock in treasury 13,412 shares, at cost                        (234)
                                                               -----------------

           Net stockholders' equity                                  10,696,200
                                                               -----------------

                                                               $     11,190,200
                                                               =================

                 See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION


                       Condensed Statements of Operations
                                   (Unaudited)


                                                                 Three Months
                                                                    Ended:
                                                    ----------------------------------------
                                                         November              November
                                                         30, 2004              30, 2003
                                                    ------------------    ------------------

Sales                                               $    250,779          $    193,909
Sales to related parties                                   7,154               487,225
                                                    ------------------    ------------------

           Total revenues                                257,933               681,134
                                                    ------------------    ------------------
Costs and expenses:
    Cost of product sales                                266,063               123,450
    Cost of sales to related parties                       4,308               206,680
    Research and development                             182,513               162,558
    Selling, general and administrative                  380,500               212,575
                                                    ------------------    ------------------

           Total costs and expenses                      833,384               705,263
                                                    ------------------    ------------------

           Operating loss                               (575,451)              (24,129)

Other income (expense):
    Interest income                                       70,592                   101
    Interest expense                                           -                  (108)
    Other income/expense                                     523                     -
                                                    ------------------    ------------------

           Total other income                             71,115                    (7)
                                                    ------------------    ------------------

 Loss before taxes                                      (504,336)              (24,136)
                                                    ------------------    ------------------
     Income tax provision                                      -                     -
                                                    ------------------    ------------------
           Net Loss                                 $   (504,336)         $    (24,136)
                                                    ==================    ==================

Net Loss per common share
Basic and diluted                                   $       (.03)         $        .00
                                                    ------------------    ------------------

Weighted average number of shares outstanding         20,041,000            17,896,000
     Basic
                                                    ------------------    ------------------
       Diluted                                        20,041,000            17,896,000
                                                    ------------------    ------------------


See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
                  Three months ended November 30, 2004 and 2003

                                                                                       2004              2003
                                                                                 -----------------------------------
Cash flows from operating activities:
    Net loss                                                                    $   (504,336)      $    (24,136)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   9,043             11,675
       Stock compensation expense                                                     30,000             12,000
       Deferred compensation                                                           9,508              7,858
       (Increase) decrease in:
           Receivables                                                               (51,902)            59,223
           Inventories                                                               (53,672)            92,746
           Prepaid expenses and deposits                                              (3,350)             6,148
       Increase (decrease) in:
           Accounts payable                                                           34,752            (59,943)
           Accrued expenses                                                         (151,907)          (177,321)
           Deferred revenue                                                          (10,114)           (14,877)
                                                                                 -----------------------------------
              Net cash used in operating activities                                 (691,978)           (86,627)
                                                                                 -----------------------------------

Cash flows used in investing activities-
    Purchase of property and equipment                                               (21,040)                 -
                                                                                 -----------------------------------

Cash flows provided by financing activities-
     Proceeds from sale of common stock                                               41,250          2,002,000
                                                                                 -----------------------------------

(Decrease) increase in cash and cash equivalents                                    (671,768)         1,915,373
Cash and cash equivalents, beginning of period                                     9,697,154            136,003
                                                                                  ----------------------------------
Cash and cash equivalents, end of period                                        $  9,025,386      $   2,051,376
                                                                                 ===================================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

         o The Company paid no cash for interest and taxes for the period ended November 30, 2004 and $108 for interest and no cash for taxes during the period ended November 30, 2003.

         o The Company issued 75,000 options for the periods ended November 30, 2004 and 2003, which resulted in an increase to Deferred Compensation of $15,750 and $8,250 respectively.

                 See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1. Basis of Presentation

         The Condensed Balance Sheet as of November 30, 2004 and the Condensed Statements of Operations and the Condensed Statements of Cash Flow for the three months ended November 30, 2004 and November 30, 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of November 30, 2004, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the period ended November 30, 2004, are not necessarily indicative of the results to be expected for the full year.

Note 2. Net Loss Per Common Share

         Net loss per common share for the quarters ended November 30, 2004 and 2003, is based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share is based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3. Related Party Transactions

         During the periods ended November 30, 2004 and 2003, the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder of $7,154 and $487,225, respectively. These related party transactions represents 3% and 72 % of total sales. Related party revenue from TherMatrx was $0 in the period ended November 30, 2004 compared to $20,572 in period ended November 30, 2003.

         At November 30, 2004, receivables includes $71,594 due from an entity controlled by a significant stockholder.

Note 4. Common Stock

         During the period ended November 30, 2003, the Company completed the sale of an aggregate of 1,820,000 shares of common stock to three institutional investors. The shares of common stock were sold for cash consideration of $1.10 per share, or a total of $2,002,000, pursuant to the terms of the Securities Purchase Agreement. These gross proceeds were off-set by $165,653 of accrued offering costs and commissions. In connection with this sale the Company issued a three-year warrant to the placement agent to purchase up to 91,000 shares of the Company's common stock at an exercise price per share of $1.80 per share.

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

                                                        2004          2003
                                                 -------------------------------

Net loss - as reported                           $    (504,336)  $    (24,136)

Add: Stock-based employee compensation
expense included in reported
net income, net of related tax effects                  15,750          8,250

Deduct total stock based employee
compensation expense determined under
fair value based method for all awards,
net of related taxes                                  (103,089)       (33,250)
                                                 -------------------------------

Net loss - pro forma                             $    (591,675)  $    (49,136)
                                                 -------------------------------

Basic and Diluted income (loss) per
share - as reported                              $        (.03)  $        .00
                                                 -------------------------------

Basic and Diluted income (loss ) per
share -  pro-forma                               $        (.03)  $        .00
                                                 -------------------------------

         The fair value of each option granted for the three months ended November 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                         ----------------------------------
                                                     2004             2003
                                         ----------------------------------

Expected dividend yield                   $             - $              -
Expected stock price volatility                       83%             114%
Risk-free interest rate                             3.32%             4.2%
Expected life of options                         10 years          5 years

         The weighted average fair value of options granted during the three months ended November 30, 2004 and 2003 were $1.20 and $.64, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements" below. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our quarter ended November 30, 2004. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

         On July 15, 2004, TherMatrx was sold to American Medical Systems,  Inc.
(AMS). Our portion of the initial payment from this sale was nearly $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. We have estimated that our portion of the total payout from this sale will be approximately $40 million. If TherMatrx sales exceed our projections, the maximum payout that we could receive from the sale is $62.5 million. If TherMatrx sales fall under our projections, there is no guarantee of any further payment beyond the initial payment, which is non-refundable.

         Since the inception of our company we have engineered systems designed to increase the effectiveness of cancer treatment through the use of focused electromagnetic energy. From this development our current BSD-500 and BSD-2000 systems have emerged. We have also developed enhancements to our BSD-2000 system, including the BSD-2000/3D that is designed to allow three dimensional steering of deep focused energy and heat to targeted tumors and tissue and the BSD-2000/3D/MR that includes an interface for magnetic resonance imaging. These systems are sold with supporting software and may also be sold with support services.

         Our accumulated deficit since inception decreased from $20,570,242 as of November 30, 2003 to $12,577,482 as of November 30, 2004 due to net income recorded during our fiscal year ended August 31, 2004 as a result of our sale of our interest in TherMatrx. We recorded a net loss for the first quarter of fiscal 2005 of $504,336.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training, and service support contracts. Product sales were $215,458 and $633,820 for the first quarters of fiscal 2005 and 2004, respectively. Service revenue was $42,475 and $47,314 for the first quarters of fiscal 2005 and 2004, respectively.

         We derived $7,154, or 3%, of our revenue for the first quarter of fiscal 2005, from sales to a related party, Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In the first quarter of fiscal 2005, we derived $250,779, or 97%, of our revenue from sales to unrelated parties. These revenues consisted of product sales of approximately $207,000, consulting services of approximately $29,000, service contracts of approximately $13,000, and other miscellaneous revenue of approximately $2,000.

         Cost of sales for the first quarter of fiscal 2005, included raw material and labor costs. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

Critical Accounting Policies and Estimates
------------------------------------------

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

         Revenue Recognition. Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point; therefore, shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most system sales do not include installation. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of cancer treatment systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by BSD. We provide a reserve allowance for estimated returns. To date, returns have not been significant.

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

         Inventory Reserves. As of November 30, 2004, we had recorded a reserve for potential inventory impairment of $80,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2005 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods. We have projected no orders to be placed with us for TherMatrx systems, and do not project a requirement for any inventory impairment based on this decline. In the past we have purchased inventory only after receiving orders for TherMatrx systems, and only in quantities sufficient to fulfill those orders. We have no inventory for TherMatrx systems that is currently at risk, whether or not future orders are placed with us for TherMatrx systems.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. Our allowance for doubtful accounts at November 30, 2004 was $0. Bad debt expense for the quarter ended November 30,

2004 was approximately $9,000. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. The non-payment of a receivable related to the sale of a BSD-500 or BSD-2000 could have a material adverse impact on our results of operations.

Results of Operations
---------------------

Three Months Ended November 30, 2004 compared to the Three Months Ended November 30, 2003

         Revenue. Revenue for the first quarter of fiscal 2005 was $257,933 compared to $681,134 for the first quarter of fiscal 2004, a decrease of $423,201, or approximately 62%. The decrease in total revenue was primarily due to a decrease in sales to related parties. Sales to Medizin-Technik totaled
$7,154 in the first quarter of fiscal 2005 compared to $466,633 in the first quarter of fiscal 2004. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Our revenue can fluctuate significantly from period to period because we have historically sold relatively few BSD-2000 and BSD-500 systems as these systems are expensive. Sales of a few systems can cause a large change in the revenue from period to period as noted in the decrease in sales to Medizin-Technik from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. Product sales decreased to $215,458 in the first quarter of fiscal 2005 from $633,820 in the first quarter of fiscal 2004, a decrease of $418,362, or 66%.

         Related Party Revenue. We derived $7,154, or 3%, of our revenue in the first quarter of fiscal 2005 from sales to related parties as compared to $487,225, or 72%, in the first quarter of fiscal 2004. All of the related party revenue in the 2005 period was from sales of component parts to Medizin-Technik. During the 2004 period, $466,633 of the related party revenue was from sales to Medizin-Technik. The remaining amount of related party revenue in the 2004 period was from services provided to TherMatrx. Since the sale of TherMatrx in July 2004, TherMatrx is no longer considered a related party. The significant decrease in sales to Medizin-Technik in the first quarter of fiscal 2005 was due to the sale of one BSD-2000 system in the 2004 period compared to none in the 2005 period. Sales to Medizin-Technik may fluctuate significantly from period to period due to the high cost of a BSD-2000 or BSD-500 system. Sales increases of one or two systems can have a material effect on our revenue.

         Non-related Party Revenue. In the first quarter of fiscal 2004, we derived $250,779, or 97%, of our total revenue as compared to approximately $193,909, or 29%, for the first quarter of fiscal 2004 from non-related party sales. Our first quarter of fiscal 2004 non-related party revenue consisted of product sales of approximately $207,000. The balance of our non-related party revenue consisted of consulting services of approximately $29,000, service contracts of approximately $13,000, and miscellaneous other revenue of approximately $2,000.

         Gross Profit. Gross profit for the first quarter of fiscal 2005 was $(12,438), or (5)%, as compared to $351,004, or 52%, of total product sales for the first quarter of fiscal 2004. The decline in gross profit margin was primarily due to the cost of excess production employees resulting from the decrease in sales. Because we have not had employee layoffs and because of the fixed costs associated with production, as our sales declined, it resulted in the costs of sales exceeding the sales during the first quarter of fiscal 2005.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $380,500 in the first quarter of fiscal 2005, from $212,575 for the first quarter of fiscal 2004 an increase of $167,925 or 79%. This increase was primarily due to higher sales and marketing costs due to greater emphasis on marketing, higher legal and accounting costs, higher consulting costs related to marketing and preparation of FDA submissions and an increase in payroll costs.

         Research and Development Expenses. Research and development expenses were $182,513 for the first quarter of fiscal 2005, as compared to $162,558 for the first quarter of fiscal 2004 an increase of $19,955, or 12%, primarily due to an increase in payroll and consulting costs. Research and development expenses for the first quarter of fiscal 2005 related primarily to the conversion of systems software to foreign languages for international use and to new developments in the areas of thermal therapy and thermal ablation.

         Interest income. Interest income increased to $70,592 for the first quarter of fiscal 2005 as compared to $101 for the first quarter of fiscal 2004 due to the significantly higher levels of cash resulting from the sale of TherMatrx.

         Net loss. The net loss for the first quarter of fiscal 2005, was $504,336 as compared with a net loss of $24,136 for the first quarter of fiscal 2004. The increase in the net loss was primarily due to lower sales volume and an increase in the general and administrative expenses as described above.

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

Liquidity and Capital Resources
-------------------------------

         Our accumulated deficit since inception decreased from $20,570,242 as of November 30, 2003 to $12,577,482 as of November 30, 2004 due to net income recorded during our fiscal year ended August 31, 2004 as a result of our sale of our interest in TherMatrx. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock and through the sale of our TherMatrx shares. We have projected substantial payments yet to be made to us as a result of the sale of our TherMatrx shares. However, these payments are contingent on the product sales that TherMatrx achieves through December 31, 2005. We believe these payments, if received, will contribute significantly to our future capital resources.

         We used $691,978 in cash from operating activities during the first quarter of fiscal 2005 compared to $86,827 for the first quarter of fiscal 2004. Cash flow from operating activities decreased for the quarter of fiscal 2005 primarily because of lower sales volume compared to the prior year period. Our investing activities for the first quarter of fiscal 2005 resulted in net cash used of $21,040 relating to the purchase of certain property and equipment. Total cash decreased from $9,697,154 at August 31, 2004 to $9,025,386 at November 30, 2004.

         We expect to use the payments from the sale of our TherMatrx shares, including any contingent payments, for general corporate purposes, including the sales and marketing effort for our FDA approved cancer therapy products, supporting the FDA application for our cancer therapy products under investigational status, the development of new products used in medical therapy and the possibility of acquiring new companies or technology.

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

         We believe any cash shortfall during fiscal 2005 that results from a decrease in revenues and increase in expenses can be covered through the cash raised in our November and December 2003 private placements and with the cash from the sale of our TherMatrx shares. We believe we can cover any cash shortfall with cost cutting or available cash. If we cannot cover any such cash shortfall with cost cutting or available cash, we would need to obtain additional financing. We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our anticipated financial performance and business plan;
         o our expectations regarding the commercial introduction of the BSD-500 system;
         o our expectations and efforts regarding receipt of FDA approvals relating to the BSD-2000 system;
         o    our  technological   developments  to  the  BSD-500  and  BSD-2000
              systems;
         o our ability to successfully develop our technology for new applications and the expense of such developments;
         o    our development or acquisition of new technologies;
         o our expectation that sales to TherMatrx may decline to zero in future periods;
         o the amount of expenses we will incur for the commercial introduction of the BSD-500 system;
         o the amount of expenses we will incur for governmental and regulatory, including FDA, approvals;
         o our expectation that related party revenue will continue to be a significant portion of our total revenue;
         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts;
         o our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2005;
         o our assumption that we will receive contingent payments, and the amount of such payments, in connection with the sale of our ownership in TherMatrx to AMS; and
         o our anticipated use of proceeds from the sale of our ownership in TherMatrx to AMS.

         We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled "Risk Factors" included in our Annual Report on Form 10-KSB for the year ended August 31, 2004 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

         During the quarter ended November 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART ii - OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3: Defaults Upon Senior Securities

         None.

Item 4: Submission of Matters to a Vote of Security Holders

         None.

Item 5: Other Information

         None.

Item 6. Exhibits

         The following exhibits are filed as part of this report:

 Exhibit No.     Description of Exhibit
 -----------     ----------------------

    31.1 Certification Required Pursuant to Section 302 of the Serbanes-Oxley Act of 2002

    31.2 Certification Required Pursuant to Section 302 of the Serbanes-Oxley Act of 2002

    32.1 Certification Required Pursuant to Section 902 of the Serbanes-Oxley Act of 2002

    32.2 Certification Required Pursuant to Section 902 of the Serbanes-Oxley Act of 2002

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     BSD MEDICAL CORPORATION



Date:    January 14, 2005                     /s/ Hyrum A. Mead
                                     -----------------------------------------
                                     President (principal executive officer)

Date:    January 14, 2005                     /s/ Dennis E. Bradley
                                     -----------------------------------------
                                     Controller (principal financial officer)