Form 10QSB
period 2005-02-28
BSD MEDICAL CORP
filed 2005-04-14
CIK 320174

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 2005

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


               DELAWARE                                75-1590407
---------------------------               --------------------------------------
  (State of Incorporation)                  (IRS Employer Identification Number)


        2188 West 2200 South
        Salt Lake City, Utah                                    84119
------------------------------------------             ---------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (801) 972-5555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding as of February 28, 2005
-------------------------------------       -----------------------------------
   Common stock, $.001 Par Value                        20,135,333



Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)


                                  Assets                                                 February 28,
                                  ------                                                     2005
                                                                                   ------------------------
Current assets:
    Cash and cash equivalents                                                     $        9,251,358
    Receivables, net                                                                         229,294
    Related party receivables                                                                561,746
    Inventories                                                                              894,642
    Deferred tax asset                                                                       829,000
    Other current assets                                                                     177,358
                                                                                   ------------------------
           Total current assets                                                           11,943,398
                                                                                   ------------------------

Property and equipment, net                                                                  165,213
Patents, net                                                                                  24,068
                                                                                   ------------------------
                                                                                  $       12,132,679
                                                                                   ------------------------

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
    Accounts payable                                                             $              262,588
    Accrued expenses                                                                            209,683
    Current portion of deferred revenue                                                          29,557
                                                                                  -------------------------

           Total current liabilities                                                            501,829
                                                                                  -------------------------

Long term liabilities
    Deferred tax liability                                                                       51,000
                                                                                  -------------------------

           Total liabilities                                                                    552,829
                                                                                  -------------------------

Stockholders' equity:
     Preferred stock, .001 par value; 10,000,000 authorized,
      no shares issued and outstanding                                                                -
    Common stock, $.001 par value; authorized 40,000,000 shares; issued
      20,148,745 and outstanding 20,135,333, shares
                                                                                                 20,136
    Additional paid-in capital                                                               23,300,280
    Deferred compensation                                                                       (34,050)
    Accumulated deficit                                                                     (11,706,281)
    Common stock in treasury 13,412 shares, at cost                                                (234)
                                                                                  -------------------------

           Net stockholders' equity                                                          11,579,850
                                                                                  -------------------------

                                                                                 $           12,132,679
                                                                                  =========================


                 See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION


                       Condensed Statements of Operations
                                   (Unaudited)
              Periods ended February 28, 2005 and February 29, 2004


                                                                       Three Months                        Six Months
                                                                          Ended:                             Ended:
                                                             ---------------------------------  ---------------------------------
                                                               February 28      February 29     February 28      February 29
                                                                  2005              2004             2005              2004
                                                             ---------------  ----------------  ---------------  ----------------
Sales                                                       $     226,507          218,350     $     477,286    $     412,258
Related party sales                                               488,906          208,192           496,060          695,418
                                                             ---------------  ----------------  ---------------  ----------------

           Total revenues                                         715,413          426,542           973,346        1,107,676
                                                             ---------------  ----------------  ---------------  ----------------
Costs and expenses:
    Cost of product sales                                         184,629          206,765           450,693          315,186
    Cost of related party sales                                   190,330           61,969           194,637          283,676
    Research and development                                      191,283          166,733           374,880          329,290
    Selling, general, and administrative                          459,280          248,581           838,698          461,161
                                                             ---------------  ----------------  ---------------  ----------------

           Total costs and expenses                             1,025,522          684,048         1,858,908        1,389,313
                                                             ---------------  ----------------  ---------------  ----------------

           Operating loss                                        (310,109)        (257,506)         (885,562)        (281,637)

Other income
    Interest income                                                86,905            2,500           157,498            2,601
    Interest expense                                                    -             (245)                -             (353)
    Other income                                                1,094,406                -         1,094,929                -
                                                             ---------------  ----------------  ---------------  ----------------

           Total other income                                   1,181,311            2,255         1,252,426            2,248
                                                             ---------------  ----------------  ---------------  ----------------

           Income (loss) before income taxes                      871,202         (255,251)          366,865         (279,389)

Income tax benefit                                                      -                -                 -                -
                                                             ---------------  ----------------  ---------------  ----------------
           Net income  (loss)                               $     871,202         (255,251)    $     366,865    $    (279,389)
                                                             ===============  ================  ===============  ================

Net loss per common and common equivalent share,
   basic and diluted                                        $          .04             (.01)   $          .02             (.01)
                                                             ---------------  ----------------  ---------------  ----------------

Weighted average number of shares outstanding,
    Basic                                                      20,060,000        18,898,000       20,060,000        19,891,000
                                                             ---------------  ----------------  ---------------  ----------------

    Diluted                                                    21,495,000        18,898,000       21,254,000        19,891,000





                 See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION

                 Condensed Statements of Cash Flows (Unaudited)
            Six Months Ended February 28, 2005 and February 29, 2004


                                                                                      Feb. 28,         Feb. 29,
                                                                                      2005                2004
                                                                                  -------------------------------
Cash flows from operating activities:
    Net Income (loss)                                                            $    366,865    $   (279,389)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                   24,150          22,591
       Bad debt expense                                                                     -          61,805
       Stock compensation expense                                                      30,000          12,000
       Deferred compensation                                                            9,508           7,858
       (Increase) decrease in:
           Receivables                                                               (531,736)         11,899
           Inventories                                                               (154,226)         90,584
           Prepaid expenses and deposits                                             (126,293)         17,319
       Increase (decrease) in:
           Accounts payable                                                           163,457        (205,552)
           Accrued expenses                                                          (214,232)       (118,352)
           Deferred revenue                                                           (17,666)        (29,385)
                                                                                  -------------------------------
              Net cash used in operating activities                                  (450,172)       (408,622)
                                                                                  -------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                (49,324)              -
                                                                                  -------------------------------
              Net cash used in investing activities                                   (49,324)              -
                                                                                  -------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock options                                     53,700       2,099,908
                                                                                  -------------------------------
              Net cash provided by financing activities                                53,700       2,099,908
                                                                                  -------------------------------
Increase in cash and cash equivalents                                                  445,796       1,691,286
Cash and cash equivalents, beginning of period                                       9,697,154         136,003
                                                                                  -------------------------------

Cash and cash equivalents, end of period                                         $   9,251,358   $   1,827,289
                                                                                  ===============================


Supplemental Disclosure of Cash Flow Information


         o The Company paid no cash for interest and taxes for the period ended February 28, 2005 and $353 for interest and no cash for taxes during the period ended February 28, 2004.

         o The Company issued 75,000 options for the periods ended February 28 , 2005 and February 29, 2004, which resulted in an increase to Deferred Compensation of $15,750 and $8,250, respectively.





                 See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of February 28, 2005, the Condensed Statements of Operations for the three and six months ended February 28, 2005 and February 29, 2004, and the Condensed Statements of Cash Flows for the six months ended February 28, 2005, and February 29, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company as of February 28, 2005 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended February 28, 2005, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Net Income (Loss ) Per Common Share

         Net income (loss) per common share for the periods ended February 28, 2005 and February 29, 2004 is based on the weighted average number of shares outstanding during the respective periods. Diluted earnings per share are based upon the weighted average share per common stock equivalent. When common stock equivalents are anti dilutive they are not included.

Note 3.    Related Party Transactions

         During the six months ended February 28, 2005 and February 29, 2004, the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder and member of the Board of Directors of $496,060 and $608,798, respectively. These related party transactions represents 50.96% and
54.96 % of total sales. Related party revenue from TherMatrx was $0 in the period ended February 28, 2005 compared to $86,620 in period ended February 29, 2004.

         At February 28, 2005, receivables include $561,746 due from an entity controlled by a significant stockholder and member of the Board of Directors.

Note 4.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, only the intrinsic value has been recognized in the financial statements as expense. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below for the six months ended February 28:


                                                                Six Months Ended        Three Months Ended
                                                                 February 28/29           February 28/29
                                                                 2005         2004        2005       2004
                                                            -------------------------------------------------
Net income (loss)  - as reported                            $    366,865 $  (279,389) $  871,202 $ (255,251)

Add:  Stock based employee compensation expense included
in reported net income (loss), net of related tax effects
                                                                   9,508       7,858)          -          -

Deduct:  Total stock based employee compensation expense
determined under fair value based method for all awards,
net of related taxes                                            (103,089)     (25000)          -    (25,000)
                                                            -------------------------------------------------
Net income (loss) - pro forma                               $    273,284 $  (296,531) $  871,202 $ (280,251)
                                                            -------------------------------------------------

Basic and Diluted income (loss) per share - as reported
                                                            $        .02 $      (.01) $      .04 $     (.01)
                                                            -------------------------------------------------

Basic and Diluted income (loss) per share -  pro-forma
                                                            $        .01 $      (.02) $      .04 $     (.02)
                                                            -------------------------------------------------


         The fair value of each option granted for the six months ended February 28, 2005 and February 29, 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         ----------------------------------
                                                     2005             2004
                                         ----------------------------------

Expected dividend yield                   $             - $              -
Expected stock price volatility                       84%             114%
Risk-free interest rate                             3.32%             4.2%
Expected life of options                         10 years          5 years

         The weighted average fair value of options granted during the three months ended February 28, 2005 and 2004 was $1.20 and $.64, respectively.

Note 5.  Gain on Sale of Investment in TherMatrx

         On July 15, 2004, the Company's investment in TherMatrx was sold to American Medical Systems, Inc. (AMS). The Company's portion of the initial payment from this sale, received in fiscal 2004, was nearly $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. During the quarter ended February 28, 2005, the Company received additional payments from the sale of TherMatrx that totaled $1,094,406. This amount was recorded as a gain and is reflected in "Other income" in the statement of operations. The Company is scheduled to receive its next payment in May, 2005; however, the amount of such payment cannot be determined at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements" below. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on the six months ended February 28, 2005. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

         On July 15, 2004, TherMatrx was sold to American Medical Systems,  Inc.
(AMS). Our portion of the initial payment from this sale was nearly $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. We received additional payment totaling $1,094,406 during the quarter ended February 28, 2005. We have estimated that our portion of the total payout from this sale will be approximately $40 million. If TherMatrx sales exceed our projections, the maximum payout that we could receive from the sale is $62.5 million. If TherMatrx sales fall under our projections, there is no guarantee of any further payment beyond those payments already received.

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

         Our accumulated deficit since inception decreased from $20,750,923 as of February 29, 2004 to $11,706,281 as of February 28, 2005 due to net income recorded during our fiscal year ended August 31, 2004 and during the six months ending February 28, 2005, as a result of our sale of our interest in TherMatrx. We recorded a net profit for the first six months of fiscal 2005 of $366,865.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training, and service support contracts. Product sales were $861,417 and $1,052,042 for the six months ending February 28, 2005 and 2004, respectively. Service revenue was $111,929 and $55,633 for the six months ending February 28, 2005 and 2004, respectively.

         We derived $496,060, or 50.96%, of our revenue for the six months ending February 28, 2005, from sales to a related party, Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. We also had sales to unrelated parties.

         In the six months ending February 28, 2005, we derived $477,286, or 49.04%, of our revenue from sales to unrelated parties. These revenues consisted of product sales of approximately $365,357, consulting services of approximately $84,107, service contracts of approximately $26,239, and other miscellaneous revenue of approximately $1,583.

         Cost of sales for the six months ending February 28, 2005, included raw material and labor costs. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

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

         Inventory Reserves. As of February 28, 2005, we had recorded a reserve for potential inventory impairment of $80,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. We have projected no orders to be placed with us for TherMatrx systems, and do not project a requirement for any inventory impairment based on this decline.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. Our allowance for doubtful accounts at February 28, 2005 was $0. Bad debt expense for the period ending February 28, 2005 was approximately $9,000. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. The non-payment of a receivable related to the sale of a BSD-500 or BSD-2000 could have a material adverse impact on our results of operations.

Results of Operations
---------------------

Three Months Ended February 28, 2005 compared to the Three Months Ended February 29, 2004

         Revenue. Revenue for the three months ended February 28, 2005 was $715,413 compared to $426,542 for the quarter ended February 29, 2004, an increase of $288,871, or approximately 68%. The increase in total revenue was primarily due to an increase in sales to related parties. Sales to
Medizin-Technik totaled $488,906 in the quarter ending February 28, 2005 compared to $140,180 in the corresponding quarter of fiscal 2004. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Our revenue can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price o each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in the revenue from period to period as noted in the increase in sales to Medizin-Technik from the second quarter of fiscal 2005 to the second quarter of fiscal 2004. Product sales increased to $645,960 as compared to $407,426 in the corresponding quarter of fiscal 2004, an increase of $238,534, or 59%.

         Related Party Revenue. We derived $488,906, or 68%, of our revenue in the three months ending February 28, 2005 from sales to related parties as compared to $208,192 or 49%, in the corresponding quarter of fiscal 2004. All of the related party revenue in the 2005 period was from sales of systems and component parts to Medizin-Technik. For the period ending February 29, 2004, the related party revenue $140,180 for sales to Medizin-Technik and the remaining sales of $68,028 was to TherMatrx was from services provided to TherMatrx. Since the sale of TherMatrx in July 2004, TherMatrx is no longer considered a related party. Sales to Medizin-Technik may fluctuate significantly from period to period due to the high cost of a BSD-2000 or BSD-500 system. Sales increases of one or two systems can have a material effect on our revenue.

         Non-related Party Revenue. In the three months ending February 28, 2005, we derived $226,507, or 31.66% of our total revenue from sales to non-related parties, as compared to approximately $218,350, or 51.19%, for the corresponding period of fiscal 2004. Our fiscal 2005 non-related party revenue consisted of product sales of approximately $158,637, consulting services of approximately $54,751, and service contracts of approximately $13,119.

         Gross Profit. Gross profit for the three months ending February 28, 2005 was $340,454 or 47.58% as compared to $154,808, or 36.29%, of total product sales for the corresponding period in fiscal 2004. The increase in gross profit margin was primarily due to improved utilization of labor resulting from the increase in sales. Because we have not had employee layoffs due to the specialized nature of our employees and because of the fixed costs associated with production, as our sales declined in the 2004 period, it resulted in a decline in gross profit percentage. As sales volumes increase, our employees are more utilized, thus increasing the gross profit percentage.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $459,280 in the three months ending February 28, 2005, from $248,581 for the corresponding period of fiscal 2004, an increase of $210,699 or 84.76%. This increase was primarily due to an increase in sales and marketing costs supporting new product sales from $34,744 for the three months ended February 29, 2004 to $136,168 for the three months ended February 28, 2005. Legal and accounting costs increased from $4,128 in the 2004 period to $51,531 in the 2005 period. We also incurred higher consulting costs related to marketing and preparation of FDA submissions. Consulting costs increased from $35,960 to $54,970 in the 2004 and 2005 periods, respectively. Payroll costs also increased from $223,623 to $330,940, a result of wage and salary raises, the addition of new employees and fewer BSD employees working as consultants for TherMatrx..

         Research and Development Expenses. Research and development expenses were $191,283 for the three months ending February 28, 2005, as compared to $166,733 for the corresponding period in fiscal 2004 an increase of $24,550, or 14.72%, primarily due to an increase in payroll and consulting costs. Research and development expenses for the period ended February 28, 2005 related primarily to the conversion of systems software to foreign languages for international use and to new developments in the areas of thermal therapy and thermal ablation.

         Interest income. Interest income increased to $86,905 for the three months ended February 28, 2005 as compared to $2,500 for the corresponding period in fiscal 2004 due to the significantly higher levels of cash resulting from the sale of TherMatrx.

         Net income. The net income for the three months ended February 28, 2005, was $871,202 as compared with a net loss of $255,251 for the corresponding period of fiscal 2004. The increase in the net profit was primarily due to payments of $1,094,406 received during the period ended February 28, 2005 from the sale of our investment in TherMatrx and the increase in interest income.

Results of Operations
---------------------

Six Months Ended February 28, 2005 compared to the Six Months Ended February 29, 2004

         Revenue.  Revenue  for the six  months  ended  February  28,  2005  was
$973,346 compared to $1,107,676 for the corresponding period in fiscal 2004, a decrease of $134,330, or approximately 12%. The decrease in total revenue was primarily due to a decrease in sales to related parties. Sales to Medizin-Technik totaled $496,060 in the period ending February 28, 2005 compared to $606,798 in the corresponding period of fiscal 2004. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Our revenue can fluctuate significantly from period to period because we have historically sold relatively few BSD-2000 and BSD-500 systems as these systems are expensive. Sales of a few systems can cause a large change in the revenue from period to period as noted in the decrease in sales to Medizin-Technik from the six month period ended February 28, 2005 as compared to the corresponding period of fiscal 2004. Product sales increased to $645,960 as compared to $407,426 in the corresponding period of fiscal 2004, an increase of $238,534, or 59%.

         Related Party Revenue. We derived $496,060, or 50.96%, of our revenue in six months ended February 28, 2005 from sales to related parties as compared to $695,418 or 62.78%, in the corresponding period of fiscal 2004. All of the related party revenue in the 2005 period was from sales of BSD systems and component parts to Medizin-Technik. For the six months ended February 29, 2004, the related party revenue was $606,798 for sales to Medizin-Technik and the remaining sales of $88,620 was from services provided to TherMatrx. Since the sale of TherMatrx in July 2004, TherMatrx is no longer considered a related party. Sales to Medizin-Technik may fluctuate significantly from period to period due to the high cost of a BSD-2000 or BSD-500 system. Sales increases of one or two systems can have a material effect on our revenue.

         Non-related Party Revenue. In the six months ended February 28, 2005, we derived $477,286, or 49.03% of our total revenue from sales to non-related parties, as compared to $412,258, or 37.21%, for the corresponding period of fiscal 2004. Our fiscal 2005 non-related party revenue consisted of product sales of approximately $365,357. The balance of our non-related party revenue consisted of consulting services of approximately $84,107 and service contracts of approximately $27,822.

         Gross Profit. Gross profit for the six months ended February 28, 2005 was $328,016 or 33.69% of product sales as compared to $508,814, or 45.93% of total product sales for the corresponding period in fiscal 2004. The decline in gross profit margin was primarily due to the cost of excess production employees resulting from the significant decrease in sales during our first fiscal quarter. Because we have not had employee layoffs and because of the fixed costs associated with production, as our sales declined, it resulted in the costs of sales exceeding the sales during the first quarter of fiscal 2005.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $838,698 in the six months ended February 28, 2005, from $461,161 for the corresponding period of fiscal 2004, an increase of $377,537 or 81.86%. This increase was primarily due to higher sales and marketing costs due to greater emphasis on marketing. Our sales and marketing costs increased from approximately $27,000 in the six months ended February 29, 2004 to approximately $125,000 in the six months ended February 28, 2005 due to higher sales and marketing costs due to greater emphasis on marketing. Legal and accounting costs increased from approximately $36,000 in the 2004 period to approximately $88,000 in the 2005 period, reflecting the use of legal counsel in preparation for the shareholders meeting and the review of the Form 10-QSB and proxy statements, as well as fees incurred in connection with tax consulting and planning. Shareholder relations costs increased from approximately $10,000 in the 2004 period to approximately $42,000 in the 2005 period reflecting costs incurred in connection with our annual shareholders meeting and the issuance of various press releases. Consulting costs increased from approximately $1,000 to approximately $46,000 from the 2004 period to the 2005 period, respectively. This is due to the use of consultants in marketing efforts and in efforts to complete the FDA approval process.

         Research and Development Expenses. Research and development expenses were $374,880 for the six months ended February 28, 2005, as compared to $329,290 for the corresponding period in fiscal 2004 an increase of $45,590, or 13.84%, primarily due to an increase in payroll and consulting costs. Research and development expenses for the period ended February 28, 2005 related primarily to the conversion of systems software to foreign languages for international use and to new developments in the areas of thermal therapy and thermal ablation.

         Interest income. Interest income increased to $157,498 for the six months ended February 28, 2005 as compared to $2,601 for the corresponding period in fiscal 2004 due to the significantly higher levels of cash on resulting from the sale of TherMatrx.

         Net income. The net income for the six months ended February 28, 2005, was $366,865 as compared with a net loss of $279,389 for the corresponding period of fiscal 2004. The increase in the net profit was primarily due to payments of $1,094,406 received during the 2005 period from the sale of our investment in TherMatrx and the increase in interest income.

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

Liquidity and Capital Resources
-------------------------------

         Our accumulated deficit since inception decreased from $20,750,923 as of February 29, 2004 to $11,706,281 as of February 28, 2005, due to net income recorded during our fiscal year ended August 31, 2004 as a result of our sale of our interest in TherMatrx and net income recorded for the first six months of fiscal 2005. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock and through the sale of our TherMatrx shares. We have projected substantial payments yet to be made to us as a result of the sale of our TherMatrx shares. However, these payments are contingent on the product sales that TherMatrx achieves through December 31, 2005. We believe these payments, if received, will contribute significantly to our future capital resources.

         We used $450,172 in cash from operating activities during the six months ended February 28, 2005 compared to $408,622 for the corresponding period of fiscal 2004. Cash flow from operating activities increased for the period primarily because of lower sales volume compared to the prior year period. Our investing activities for the first quarter of fiscal 2005 resulted in net cash used of $49,324 relating to the purchase of certain property and equipment. Total cash decreased from $9,697,154 at August 31, 2004 to $9,251,358 at February 28, 2005.

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

         We expect to incur additional expenses related to the commercialization of our BSD-500 systems, which will precede any revenue from the sale of such systems. Due to additional participation at trade shows, expenditures on publicity, additional travel, higher sales commissions and other related expenses, we project that our sales and marketing expenses will be approximately $500,000 higher in fiscal 2005 than in the prior year to support the commercial introduction of the BSD-500 systems. In addition, we anticipate that we will incur expenses of approximately $200,000 related to governmental and regulatory, including FDA, approvals during fiscal 2005 in excess of fiscal 2004. We are making these investments in sales and marketing and on government and regulatory activities to increase our revenue from sales of our BSD-500 system and, upon receipt of FDA approval, from the sale of our BSD-2000 system in the United States. These increased marketing and regulatory expenses are an investment in generating offsetting revenue against the decline in TherMatrx sales that we have projected, and to provide future revenue growth over the long term. We also project that we will incur approximately $250,000 in additional new development expenses associated with developments for the treatment of non-cancerous diseases and medical conditions.

         We believe any cash shortfall during fiscal 2005 that results from a decrease in revenues and increase in expenses can be covered through cash received from the sale of our TherMatrx shares. We believe we can cover any cash shortfall with cost cutting or available cash. If we cannot cover any such cash shortfall with cost cutting or available cash, we would need to obtain additional financing. We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

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

         During the six months ended February 28, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

         None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3:       Defaults Upon Senior Securities

         None.

Item 4:       Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on January 14, 2005. Of the 20,057,333 shares of common stock outstanding and entitled to vote at the meeting, 10,197,495 shares were present, either in person or by proxy. The following describes the matters considered by the Company's shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual
Meeting:

                       Proposal # 1 Election of Directors
                       ----------------------------------
                                          For                Withheld
                                          ---                --------
             Paul F. Turner             9,975,971             221,524
             Hyrum A. Mead              9,975,971             221,524
             Gerhard W. Sennewald       9,975,971             221,524
             J. Gordon Short           10,185,595              11,900
             Michael Nobel             10,185,595              11,900

   Proposal # 2 Amend Company's 1998 Stock Incentive Plan to increase shares.
   -------------------------------------------------------------------------

               For                  Against                   Abstain
           ----------               -------                   -------
           10,159,148                29,547                   8,400

       Proposal # 3 Ratify Tanner & Company as independent public Accounts
       -------------------------------------------------------------------

               For                  Against                   Abstain
           ----------               -------                   -------
           10,185,770                6,725                    5,000

      Proposal #4 Transact Business as may properly come before the meeting
      ---------------------------------------------------------------------

             For                    Against                   Abstain
           ---------                -------                   -------
           9,962,615                231,855                   3,025


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




                                    BSD MEDICAL CORPORATION



Date:    April 14, 2005             /s/ Hyrum A. Mead
                                    ----------------------------------------
                                    President (principal executive officer)

Date:    April 14, 2005             /s/ Dennis E. Bradley
                                    ----------------------------------------
                                    Controller (principal financial officer)