Form 10QSB
period 2005-05-31
BSD MEDICAL CORP
filed 2005-07-18
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2005

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


         DELAWARE                                      75-1590407
---------------------------               --------------------------------------
  (State of Incorporation)                (IRS Employer Identification Number)


                 2188 West 2200 South
                 Salt Lake City, Utah                             84119
---------------------------------------------------    -------------------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (801) 972-5555

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

As of July 15, 2005, there were 20,365,070 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

                              Assets                                               May 31,
                              ------                                                2005
                                                                             -------------------
Current assets:
    Cash and cash equivalents                                               $       13,922,445
    Receivables, net                                                                   215,924
    Related party receivables                                                          473,415
    Inventories                                                                      1,076,735
    Deferred tax asset                                                                 112,000
    Other current assets                                                                50,730
                                                                             -------------------

           Total current assets                                                     15,851,249

Property and equipment, net                                                            196,396
Patents, net                                                                            23,599
                                                                             -------------------
                                                                            $       16,071,244
                                                                             ===================

               Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $          152,330
    Accrued expenses                                                                   199,684
    Customer deposits                                                                   87,358
    Income tax payable                                                                 778,000
    Deferred revenue                                                                    16,438
                                                                             -------------------

           Total current liabilities                                                 1,233,810

Long term liabilities
     Deferred tax liability                                                             42,000
                                                                             -------------------

           Total liabilities                                                         1,275,810
                                                                             -------------------

Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000 authorized,
        no shares  issued and outstanding                                                    -
    Common stock, $.001 par value; authorized 40,000,000 shares;
      issued 20,358,166 and outstanding  20,333,835  shares                             20,334
    Additional paid-in capital                                                      23,566,869
    Deferred compensation                                                              (34,050)
    Accumulated deficit                                                             (8,757,485)
    Common stock in treasury 24,331shares, at cost                                        (234)
                                                                             -------------------

           Net stockholders' equity                                                 14,795,434
                                                                             -------------------

                                                                            $       16,071,244
                                                                             ===================
See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended May 31,          Nine Months Ended May 31,
                                                      2005              2004             2005               2004
                                                 ---------------  ----------------  ---------------   ----------------
Sales                                           $     321,843    $     147,899     $     799,129     $     560,156

Related party sales                                    43,370          285,823           539,431           981,241
                                                 ---------------  ----------------  ---------------   ----------------

           Total revenues                             365,213          433,722         1,338,560         1,541,397
                                                 ---------------  ----------------  ---------------   ----------------
Costs and expenses:

    Cost of sales                                     284,252          117,855           734,945           448,068

    Cost of related party sales                        19,208          126,389           213,845           395,039

    Research and development                          270,803          160,715           645,683           490,006

    Selling, general, and administrative              504,923          342,793         1,343,619           803,947
                                                 ---------------  ----------------  ---------------   ----------------

           Total costs and expenses                 1,079,186          747,752         2,938,092         2,137,060
                                                 ---------------  ----------------  ---------------   ----------------

           Operating loss                            (713,973)        (314,030)       (1,599,532)         (595,663)
                                                 ---------------  ----------------  ---------------   ----------------

Other income (expense):

    Interest income                                    43,306            2,215           200,804             4,816

    Interest expense                                        -             (124)                -              (477)

    Other income                                    5,460,462                -         6,555,391                 -
                                                 ---------------  ----------------  ---------------   ----------------

           Total other income                       5,503,768            2,091         6,756,195             4,339
                                                 ---------------  ----------------  ---------------   ----------------

           Income (loss) before income taxes        4,789,795         (311,939)        5,156,663          (591,324)

Provision for income taxes                         (1,841,000)                -       (1,841,000)                 -
                                                 ---------------  ----------------  ---------------   ----------------

           Net income  (loss)                   $   2,948,795    $    (311,939)    $   3,315,663     $    (591,324)
                                                 ===============  ================  ===============   ================

Net income (loss) per common and
common equivalent share,

     Basic                                      $         .15    $        (.02)    $         .17     $        (.03)
                                                 ===============  ================  ===============   ================

     Diluted                                    $         .14    $        (.02)    $         .16     $        (.03)
                                                 ===============  ================  ===============   ================

Weighted average number of shares outstanding,

     Basic                                         20,144,000       19,912,000        20,108,000        19,246,000
                                                 ===============  ================  ===============   ================

     Diluted                                       20,612,000       19,912,000        21,376,000        19,246,000
                                                 ===============  ================  ===============   ================


See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                    Nine Months Ended May 31,
                                                                                      2005             2004
                                                                                  -------------------------------
Cash flows from operating activities:
    Net Income (loss)                                                            $  3,315,663    $   (591,324)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Provision for allowance for doubtful accounts                                        -          14,569
       Depreciation and amortization                                                   45,106          33,597
       Gain on sale of investment in TherMatrx                                     (6,552,089)              -
       Gain on sale of property                                                        (1,050)              -
       Stock compensation expense                                                      45,000          12,000
       Deferred compensation                                                            9,508           7,858
       Deferred income taxes                                                          708,000               -
       (Increase) decrease in:
           Receivables                                                               (430,035)        160,962
           Inventories                                                               (336,319)         24,877
           Prepaid expenses and deposits                                                  336         (14,682)
       Increase (decrease) in:
           Accounts payable                                                            53,199        (160,973)
           Accrued expenses                                                          (224,233)       (224,324)
           Customer deposits                                                           87,358               -
           Income tax payable                                                       1,008,182               -
           Deferred revenue                                                           (30,785)        (26,296)
                                                                                  -------------------------------
              Net cash used in operating activities                                (2,302,159)       (763,736)
                                                                                  -------------------------------

Cash flows from investing activities:

    Proceeds from sale of investment in TherMatrx                                   6,552,089               -
    Purchase of property and equipment                                               (100,994)        (11,038)
    Proceeds from sale of property                                                      1,050               -
                                                                                  -------------------------------
              Net cash provided by (used in) investing activities                   6,452,145         (11,038)
                                                                                  -------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock options                                     75,305       2,108,482
                                                                                  -------------------------------
              Net cash provided by financing activities                                75,305       2,108,482
                                                                                  -------------------------------
Increase in cash and cash equivalents                                               4,225,291       1,333,708
Cash and cash equivalents, beginning of period                                      9,697,154         136,003
                                                                                  -------------------------------
Cash and cash equivalents, end of period                                         $ 13,922,445   $   1,469,711
                                                                                  ===============================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

o The Company paid no cash for interest and $124,919 for income taxes during the nine months ended May 31, 2005 and $477 for interest and $0 for income taxes during the nine months ended May 31, 2004.

o The Company issued 75,000 stock options for each of the periods ended May 31, 2005 and 2004, which resulted in an increase to Deferred Compensation of $15,750 and $8,250, respectively.

o The Company had an income tax benefit from the exercise of stock options of $230,182 during the period ended May 31, 2005, which was recorded as an increase to additional paid-in capital.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements

Note 1.  Basis of Presentation

         The Condensed Balance Sheet as of May 31, 2005, the Condensed Statements of Operations for the three and nine months ended May 31, 2005 and 2004, and the Condensed Statements of Cash Flows for the nine months ended May 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position of the Company have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income (Loss) Per Common Share

         The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. When common stock equivalents are anti-dilutive, they are not included.

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:


                                           Three Months Ended May 31,       Nine Months Ended May 31,
                                       ---------------------------------- ----------------------------------
                                            2004              2003            2004              2003
Weighted average number of
   shares outstanding - basic             20,144,000        19,912,000     20,108,000          19,246,000
Dilutive effect of stock options             468,000                 -      1,268,000                   -
                                       -------------- ----------------- -------------- -------------------

Weighted average number of
   shares outstanding - diluted           20,612,000        19,912,000     21,376,000          19,246,000
                                       ============== ================= ============== ===================

Note 3.    Related Party Transactions

         During the nine months ended May 31, 2005 and May 31, 2004, the Company had sales to an unconsolidated affiliate and an entity controlled by a significant stockholder and member of the Board of Directors of $539,431 and $981,241, respectively. These related party transactions represent 40.3% and 63.7% of total sales. Related party revenue from TherMatrx was $0 in the period ended May 31, 2005 compared to $99,503 in period ended May 31, 2004. As of July 15, 2004, we no longer considered TherMatrx a related party since our investment was sold to American Medical Systems, Inc.(AMS) on that date.

         At May 31, 2005, receivables include $473,416 due from an entity controlled by a significant stockholder and member of the Board of Directors.

Note 4.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, only the intrinsic value has been recognized in the financial statements as expense. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below for the three and nine months ended May 31, 2005 and 2004:


                                                                Nine Months Ended         Three Months Ended
                                                                     May 31,                     May 31,
                                                                2005          2004         2005         2004
                                                           -----------------------------------------------------
Net income (loss)  - as reported                           $   3,515,663 $   (591,324) $ 2,948,795 $  (311,939)

Add:  Stock based employee compensation expense included
in reported net income (loss), net of related tax effects
                                                                   9,508        7,858            -           -

Deduct:  Total stock based employee compensation expense
determined under fair value based method for all awards,
net of related taxes                                            (347,460)     (25,000)     (50,926)    (25,000)
                                                           -----------------------------------------------------
Net income (loss) - pro forma                              $   2,977,711 $   (608,466) $ 2,897,869 $  (336.939)
                                                           -----------------------------------------------------

Basic income (loss) per share - as reported                $         .17 $       (.03) $       .15 $      (.02)
                                                           -----------------------------------------------------

Diluted income (loss) per share - as reported              $         .16 $       (.03) $       .14 $      (.02)
                                                           -----------------------------------------------------

Basic income (loss) per share -  pro-forma                 $         .15 $       (.03) $       .14 $      (.02)
                                                           -----------------------------------------------------

Diluted income (loss) per share - pro-forma                $         .14 $       (.03) $       .14 $      (.02)
                                                           -----------------------------------------------------


         The fair value of each option granted for the nine months ended May 31, 2005 and May 31, 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                         ----------------------------------
                                                     2005             2004
                                         ----------------------------------

Expected dividend yield                   $             - $              -
Expected stock price volatility                       81%              83%
Risk-free interest rate                             3.32%             5.5%
Expected life of options                          7 years          3 years

         The weighted average fair value of options granted during the nine months ended May 31, 2005 and 2004 was $1.97 and $1.01, respectively.

Note 5.  Gain on Sale of Investment in TherMatrx

         On July 15, 2004, the Company's investment in TherMatrx was sold to American Medical Systems, Inc. (AMS). The Company's portion of the initial payment from this sale, received in fiscal 2004, was nearly $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. During the quarter ended February 28, 2005, the Company received additional payments from the sale of TherMatrx that totaled $1,094,406. During the quarter ended May 31, 2005, the Company received payments of $5,457,683, to bring the total payments to date of $15,526,532. These amounts were recorded as a gain and have been reflected in "Other income" in the statement of operations. We anticipate that we will receive quarterly payments from AMS with respect to the sale of our TherMatrxinvestment in August and November of 2005 and February of 2006.

Note 6.  Listing on AMEX

         On July 9, 2005 the American Stock Exchange approved the listing for BSD Medical Corporation and the Company started trading on that day under the symbol "BSM".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to; those discussed in the subsections entitled "Forward-Looking Statements" below. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

General
-------

         We develop, manufacture, market and service systems that deliver precision focused electromagnetic energy to bring diseased parts of the body up to temperature levels as required for use in a variety of medical therapies and applications. Our objective is to commercialize our developed products and further expand the application of our technology into new markets. We pioneered the use of microwave thermal therapy for the treatment of the symptoms associated with enlarged prostate, and are responsible for much of the technology that has created a substantial medical industry using that therapy. Our longest-term development has been the application of focused electromagnetic energy for the treatment of cancer.

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

         We determined early in our planning that we would treat our BPH development as a spin-off business with the intent of providing an asset that could help fund our other business plans. As a result, we introduced the opportunity to investment groups and subsequently, on October 31, 1997, entered into an agreement with investors Oracle Strategic Partners, L.P. and Charles Manker. Together we established a new company, TherMatrx, which was independently managed.

         On July 15, 2004, TherMatrx was sold to American Medical Systems,  Inc.
(AMS). Our portion of the initial payment from this sale was nearly $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. We received additional payments totaling $1,094,406 during the quarter ended February 28, 2005. During the quarter ended May 31, 2005, we received payments of $5,457,683, to bring the total payments to date to $15,526,532. We have estimated that our portion of the total payout from this sale will be between $30 and $40 million. If TherMatrx sales exceed our projections, the maximum payout that we could receive from the sale is $62.5 million. If TherMatrx sales fall under our projections, there is no guarantee of any further payment beyond those payments already received.

         Since the inception of our company we have precision engineered systems designed to increase the effectiveness of cancer treatment through the use of focused electromagnetic energy. From this development our current BSD-500 and BSD-2000 systems have emerged. We have also developed enhancements to our BSD-2000 system, including the BSD-2000/3D that is designed to allow three dimensional steering of deep focused energy and heat to targeted tumors and tissue and the BSD-2000/3D/MR that includes an interface for magnetic resonance imaging. These systems are sold with supporting software and may also be sold with support services.

         Our accumulated deficit since inception decreased from $12,073,146 as of August 31, 2004 to $8,757,485 as of May 31, 2005 due to net income recorded during the nine months ended May 31, 2005, as a result of our sale of our investment in TherMatrx. We recorded an after tax net profit for the first nine months of fiscal 2005 of $3,315,663.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training and service support contracts. Product sales were $1,189,824 and $1,396,379 for the nine months ended May 31, 2005 and 2004, respectively. Service revenue was $148,736 and $145,018 for the nine months ended May 31, 2005 and 2004, respectively.

         We derived $539,431, or 40.3% of our revenue for the nine months ended May 31, 2005 from sales to a related party, Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In the nine months ended May 31, 2005, we derived $799,129, or 59.7%, of our revenue from sales to unrelated parties. These revenues consisted of product sales of approximately $667,791, consulting services of approximately $91,979 and service contracts of approximately $39,359. Cost of sales for the nine months ended May 31, 2005 includes raw material and labor costs. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

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

         Inventory Reserves. As of May 31, 2005, we had recorded a reserve for potential inventory impairment of $80,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. We have projected no orders to be placed with us for TherMatrx systems, and do not project a requirement for any inventory impairment based on this decline.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. Our allowance for doubtful accounts at May 31, 2005 was $0. Bad debt expense for the period ended May 31, 2005 was approximately $9,000. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients. The non-payment of a receivable related to the sale of a BSD-500 or BSD-2000 could have a material adverse impact on our results of operations.

Results of Operations
---------------------

Three Months Ended May 31, 2005 compared to the Three Months Ended May 31, 2004

         Revenue. Revenue for the three months ended May 31, 2005 was $365,213 compared to $433,722 for the quarter ended May 31, 2004, a decrease of $68,509, or approximately 16%. The decrease in total revenue was primarily due to a decrease in sales to related parties. Sales to Medizin-Technik totaled $43,370 in the quarter ended May 31, 2005 compared to $274,941 in the corresponding quarter of fiscal 2004. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Our revenue can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in the revenue from period to period as noted in the decrease in sales to Medizin-Technik from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Product sales decreased to $349,506 as compared to $416,288 in the corresponding quarter of fiscal 2004, a decrease of $66,782, or 16.0%.

         Related Party Revenue. We derived $43,370, or approximately 12%, of our revenue in the three months ended May 31, 2005 from sales to related parties as compared to $285,823 or 65.9%, in the corresponding quarter of fiscal 2004. All of the related party revenue in the 2005 period was from sales of systems and component parts to Medizin-Technik. For the period ended May 31, 2004, the related party revenue $274,941 for sales to Medizin-Technik and the remaining sales of $10,882 was from services provided to TherMatrx. Since the sale of our investment in TherMatrx in July 2004, TherMatrx is no longer considered a related party. Sales to Medizin-Technik may fluctuate significantly from period to period due to the high cost of a BSD-2000 or BSD-500 system. Sales increases of one or two systems can have a material effect on our revenue.

         Non-related Party Revenue. In the three months ended May 31, 2005, we derived $321,843, or 88.1%, of our total revenue from sales to non-related parties, as compared to approximately $147,899, or 34.1%, for the corresponding period of fiscal 2004. Our fiscal 2005 non-related party revenue consisted of product sales of approximately $300,852, consulting services of approximately $7,872 and service contracts of approximately $13,119.

         Gross Profit. Gross profit for the three months ended May 31, 2005 was $61,753, or 16.9% as compared to $189,478, or 43.7%, of total product sales for the corresponding period in fiscal 2004. Because we have not had employee layoffs due to the specialized nature of our employees and because of the fixed costs associated with production, as our sales declined in the 2005 period, it resulted in a decline in gross profit percentage. As sales volumes increase, our employees are more utilized, thus increasing the gross profit percentage.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $504,923 in the three months ended May 31, 2005, from $342,793 for the corresponding period of fiscal 2004, an increase of $162,130, or 47.3%. This increase was primarily due to an increase in sales and marketing costs supporting new product sales from $85,673 for the three months ended May 31, 2004 to $169,269 for the three months ended May 31, 2005. We also incurred higher consulting costs related to marketing and preparation of FDA submissions. Consulting costs increased from $26,874 to $64,083 in the 2004 and 2005 periods, respectively. Payroll costs also increased from $134,550 to $197,792, a result of wage and salary raises, the addition of new employees and fewer BSD employees working as consultants for TherMatrx.

         Research and Development Expenses. Research and development expenses were $270,803 for the three months ended May 31, 2005, as compared to $160,715 for the corresponding period in fiscal 2004, an increase of $110,088, or 68.5%, primarily due to an increase in payroll and consulting costs. Research and development expenses for the period ended May 31, 2005 related primarily to the conversion of systems software to foreign languages for international use and to new developments in the areas of thermal therapy and thermal ablation.

         Interest income. Interest income increased to $43,306 for the three months ended May 31, 2005 as compared to $2,215 for the corresponding period in fiscal 2004 due to the significantly higher levels of cash resulting from the sale of our investment inTherMatrx.

         Provision for income taxes. During the three months ended May 31, 2005, we recorded a provision for income taxes of $1,841,000. Of this amount, $708,000 was deferred income tax expense and $1,133,000 was current income tax expense. The income tax expense is a direct result of the payments received from the sale of our investment in TherMatrx which resulted in significant net income for the period.

         Net income. The net income for the three months ended May 31, 2005 was $2,948,795, after an income tax provision of $1,841,000, as compared with a net loss of $311,939 for the corresponding period of fiscal 2004. The increase in the net profit was primarily due to payments of $5,457,683 received during the period ended May 31, 2005 from the sale of our investment in TherMatrx and the increase in interest income.

Results of Operations
---------------------

Nine Months Ended May 31, 2005 compared to the Nine Months Ended May 31, 2004

         Revenue. Revenue for the nine months ended May 31, 2005 was $1,338,560 compared to $1,541,397 for the corresponding period in fiscal 2004, a decrease of $202,837, or 13.2%. The decrease in total revenue was primarily due to a decrease in sales to related parties. Sales to Medizin-Technik totaled $539,431 for the nine months ended May 31, 2005 compared to $881,738 for the corresponding period in fiscal 2004 and related party revenue from TherMatrx was $0 for the nine months ended May 31, 2005 compared to $99,503 for the nine months ended May 31, 2004. We no longer consider TherMatrx a related party since it was sold to American Medical Systems, Inc. (AMS) on July 15, 2004. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Our revenue can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in the revenue from period to period as noted in the decrease in sales to Medizin-Technik from the nine month period ended May 31, 2005 as compared to the corresponding period of fiscal 2004. Product sales decreased to $1,189,824 as compared to $1,361,677 in the corresponding period of fiscal 2004, a decrease of $171,853, or 12.6%.

         Related Party Revenue. We derived $539,431, or 40.3%, of our revenue in nine months ended May 31, 2005 from sales to related parties as compared to $981,241 or 63.7%, in the corresponding period of fiscal 2004. All of the related party revenue in the 2005 period was from sales of BSD systems and component parts to Medizin-Technik. For the nine months ended May 31, 2004, the related party revenue was $881,738 for sales to Medizin-Technik and the remaining sales of $99,503 was from services provided to TherMatrx. Since the sale of our investment in TherMatrx in July 2004, TherMatrx is no longer considered a related party. Sales to Medizin-Technik may fluctuate significantly from period to period due to the high cost of a BSD-2000 or BSD-500 system. Sales increases of one or two systems can have a material effect on our revenue.

         Non-related Party Revenue. In the nine months ended May 31, 2005, we derived $799,129, or 59.7%, of our total revenue from sales to non-related parties, as compared to $560,156, or 36.3%, for the corresponding period of fiscal 2004. Our fiscal 2005 non-related party revenue consisted of product sales of approximately $648,000, consulting services of approximately $91,979, service contracts of approximately $39,358 and miscellaneous revenue of $19,792.

         Gross Profit. Gross profit for the nine months ended May 31, 2005 was $389,770, or 29.1%, of total sales as compared to $698,290, or 45.3%, of total sales for the corresponding period in fiscal 2004. The decline in gross profit margin was primarily due to the cost of excess production employees resulting from the decrease in sales during period ended May 31, 2005. Because we have not had employee layoffs and because of the fixed costs associated with production, as our sales declined, it resulted in the decline of gross profit margin in the period ended May 31, 2005.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,343,619 in the nine months ended May 31, 2005, from $803,947 for the corresponding period of fiscal 2004, an increase of $539,672, or 67.1%. This increase was primarily caused by increases in sales and marketing costs from approximately $182,566 in the nine months ended May 31, 2004 to approximately $419,370 in the nine months ended May 31, 2005, increases in legal and accounting of approximately $86,486 in the 2004 period to approximately $113,498 in the 2005 period, reflecting the use of legal counsel in preparation for the shareholders meeting and the review of the Form 10-QSB and proxy statements, as well as fees incurred in connection with tax consulting and planning. Shareholder relations costs increased from approximately $15,765 in the 2004 period to approximately $54,838 in the 2005 period, reflecting costs incurred in connection with our annual shareholders meeting and the issuance of various press releases. Consulting costs increased from approximately $28,117 to approximately $109,713 from the 2004 period to the 2005 period, respectively. This increase was due to the use of consultants in marketing efforts and in efforts to complete the FDA approval process and efforts to improve reimbursement.

         Research and Development Expenses. Research and development expenses were $645,683 for the nine months ended May 31, 2005, as compared to $490,006 for the corresponding period in fiscal 2004, an increase of $155,677, or 31.8%, primarily due to an increase in payroll and consulting costs. Research and development expenses for the period ended May 31, 2005 related primarily to the conversion of systems software to foreign languages for international use and to new developments in the areas of thermal therapy and thermal ablation.

         Interest income. Interest income increased to $200,804 for the nine months ended May 31, 2005 as compared to $4,816 for the corresponding period in fiscal 2004 due to the significantly higher levels of cash resulting from the sale of our investment in TherMatrx.

         Provision for income taxes. During the nine months ended May 31, 2005, we recorded a provision for income taxes of $1,841,000. Of this amount, $708,000 was deferred income tax expense and $1,133,000 was current income tax expense. The income tax expense is a direct result of the payments received from the sale of our investment in TherMatrx which resulted in significant net income for the period.

         Net income. The net income for the nine months ended May 31, 2005 was $3,315,663, after an income tax provision of $1,841,000, as compared with a net loss of $591,324 for the corresponding period of fiscal 2004. The increase in the net profit was primarily due to payments of $6,552,089 received during the 2005 period from the sale of our investment in TherMatrx and the increase in interest income.

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

Liquidity and Capital Resources
-------------------------------

         Our accumulated deficit since inception decreased from $12,073,146 as of August 31, 2004 to $8,562,907 as of May 31, 2005, due to net income recorded during the first nine months of fiscal 2005 as a result of our sale of ourinvestment in TherMatrx. We have historically financed our operations through cash from operations, licensing of technological assets, issuance of common stock and through the sale of our investment in TherMatrx. We have projected substantial payments yet to be made to us as a result of the sale of our TherMatrx shares. However, these payments are contingent on the product sales that TherMatrx achieves through December 31, 2005. We believe these payments, if received, will contribute significantly to our future capital resources.

         During the nine months ended May 31, 2005, we used $2,302,159 in operating activities. The cash used in operating activities was mainly the result of net income of $3,315,663, deferred income taxes of $708,000, and an increase in income taxes payable of $1,008,182 offset by the gain on the sale of our investment in TherMatrx of $6,552,089, a decrease in accrued expenses of $224,233, an increase in accounts receivable of $430,035, and an increase in inventory of $336,319. Our investing activities for the nine months ended May 31, 2005 generated net cash of $6,452,145 relating mainly to the proceeds received from the sale of our investment in TherMatrx, offset by the purchase of certain property and equipment of $100,994. Total cash increased from $9,697,154 at August 31, 2004 to $13,922,445 at May 31, 2005 primarily as a result of payments received from the sale of our investment in TherMatrx.

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

         We expect to incur additional expenses related to the commercialization of our BSD-500 systems, which will precede any revenue from the sale of such systems. Due to additional participation at trade shows, expenditures on publicity, additional travel, higher sales commissions and other related expenses, we project that our sales and marketing expenses will be approximately $500,000 higher in fiscal 2005 than in the prior year to support the commercial introduction of the BSD-500 systems. In addition, we anticipate that we will incur expenses of approximately $110,000 related to governmental and regulatory, including FDA, approvals during fiscal 2005 in excess of fiscal 2004. We are making these investments in sales and marketing and on government and regulatory activities to increase our revenue from sales of our BSD-500 system and, upon receipt of FDA approval, from the sale of our BSD-2000 system in the United States. These increased marketing and regulatory expenses are an investment in generating offsetting revenue against the decline in TherMatrx sales, and to provide future revenue growth over the long term. We also project that we will incur approximately $250,000 in additional new development expenses associated with developments for the treatment of non-cancerous diseases and medical conditions.

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

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our anticipated financial performance and business plan;
         o our expectations regarding the commercial introduction of the BSD-500 system;
         o our expectations and efforts regarding receipt of FDA approvals relating to the BSD-2000 system;
         o    our  technological   developments  to  the  BSD-500  and  BSD-2000
              systems;
         o our ability to successfully develop our technology for new applications and the expense of such developments;
         o    our development or acquisition of new technologies;
         o our estimation of our portion of the total payout from this sale of TherMatrx;
         o the amount of expenses we will incur for the commercial introduction of the BSD-500 system;
         o the amount of expenses we will incur for governmental and regulatory, including FDA, approvals;
         o our expectation that related party revenue will continue to be a significant portion of our total revenue;
         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts;
         o our assumption that we will receive contingent payments, and the amount of such payments, in connection with the sale of our ownership in TherMatrx to AMS; and
         o our anticipated use of proceeds from the sale of our investment in TherMatrx to AMS.

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

Item 3.   Controls and Procedures

         a. Evaluation of disclosure controls and procedures.

              Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In connection with this evaluation, management identified a deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a "material weakness." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

              The deficiency in our internal control related to accounting for the provision for income taxes, deferred income taxes, and income taxes payable. The adjustment to record the income tax provision and the necessary adjustments to deferred income taxes and income taxes payable were detected and have been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal control over financial reporting in an effort to remedy this deficiency.

              Based upon that  evaluation and the deficiency  identified  above, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in timely alerting them to the material information relating to us, required to be included in the reports we file or submit under the Exchange Act or in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

         b. Changes in internal controls.

              During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

         None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.       Defaults Upon Senior Securities

         None.

Item 4.       Submission of Matters to a Vote of Security Holders

         None.

Item 5.       Other Information

         None.

Item 6.       Exhibits

         The following exhibits are filed as part of this report:

    Exhibit No.     Description of Exhibit
    -----------     ----------------------
       31.1         Certification Required Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
       31.2         Certification Required Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
       32.1         Certification Required Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
       32.2         Certification Required Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BSD MEDICAL CORPORATION



Date:    July 15, 2005                          /s/ Hyrum A. Mead
                                       -----------------------------------------
                                       President (principal executive officer)

Date:    July 15, 2005                          /s/ Dennis E. Bradley
                                       -----------------------------------------
                                       Controller (principal financial officer)