Form 10KSB
period 2005-08-31
BSD MEDICAL CORP
filed 2005-11-29
CIK 320174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2005

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

  Common Stock, $0.001 par value               American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Issuer's revenues for its most recent fiscal year:  $2,021,104

The approximate aggregate market value of the issuer's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 11, 2005 was $61,015,570.

As of November 28, 2005 there were 20,543,963 shares of the issuer's common stock, par value $0.001, outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes  [  ]   No  [X]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

Overview
--------

         We develop, manufacture, market and service systems that deliver precision-focused radio frequency (RF) and microwave energy into diseased sites of the body, heating them to specified temperatures as required by a variety of medical therapies. Our business objectives are to commercialize our products developed for the treatment of cancer and to further expand our developments to treat other diseases and medical conditions.

         While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for much of the technology that has successfully created a substantial new medical industry using that therapy. In accordance with our strategic plan, during our fiscal year ended August 31, 2004, we sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide what we projected to be a $30-40 million payout in funding that we can utilize for commercializing our systems used in the treatment of cancer and in achieving other business objectives.

         In spite of the advances in cancer treatment technology, over 40% of cancer patients continue to die from the disease in the United States, and cancer has now surpassed heart disease as the number one killer from all causes of death in the United States. Commercialization of our systems used to treat cancer (the BSD-2000 and BSD-500 families of products) is our most immediate business objective. Our cancer therapy systems are used in combination with existing cancer treatments to kill cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms. Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, chestwall, head, neck, bladder, cervix, colon/rectum, esophagus, liver, pancreas, brain, bone, stomach and lung including soft tissue sarcoma, melanoma, carcinoma, and basal cell carcinoma. Our systems have received much notoriety, including the 2005 Frost & Sullivan "Technology Innovation of the Year Award" for cancer therapy devices.

         Our BSD-2000 systems are used to non-invasively treat cancers located deeper in the body, and are designed to be companions to the estimated 7,500 linear accelerators used to treat cancer through radiation globally and in combination with chemotherapy treatments. Our BSD-500 systems treat cancers on or near the body surface and those that can be approached through body orifices such as the throat, the rectum, etc., or through interstitial treatment in combination with interstitial radiation (brachytherapy). BSD-500 systems can be used as companions to our BSD-2000 systems, to the estimated 2,500 brachytherapy systems installed and with chemotherapy treatments.

         As our business model for these developed cancer therapy systems, we believe that the fully saturated potential market for these two families of systems is in excess of $5 billion. We also project an after-market opportunity based on service agreements that equates to approximately 15% of the purchase price of our systems per year. We believe that the replacement cycle for our systems, based on advances in software, hardware and other components, will average 5-7 years. Our financial model in the higher production environment of established commercial sales is to achieve a 60% gross margin on system sales and an 80% gross margin on service agreements.

         We have received FDA approval to market our commercial version of the BSD-500 and are in the late stages of submission for FDA approval to sell the BSD-2000 in the United States. While FDA approvals and associated restrictions are entirely subject to the disposition of the FDA, we anticipate a response from the FDA on our submission for the BSD-2000 during calendar 2006. We have designed our cancer treatment systems such that together they are capable of providing complementary therapy for treatment of most solid tumors located virtually anywhere in the body.

         Although we have not entered these markets, we also believe that our technology has application for additional approaches to treating cancer and for a number of other medical purposes, including the treatment of such conditions as psoriasis, arthritis, fibroids, hemorrhoids, menorrhagia (excessive menstrual bleeding), benign tumors and cysts. We believe our technology is also applicable to treating special medical problems such as sleep apnea, and for certain cosmetic uses. Our mission is to mine the full spectrum of medical uses for our special competence in precision-focused RF/microwave systems, and to broadly apply the utilization of our technology to treat cancer and benign diseases and conditions.

         Our common stock formerly traded on the over-the-counter market on the OTC Bulletin Board. On June 9, 2005 our common stock began trading on the American Stock Exchange ("AMEX") under the symbol "BSM."

The Sale of TherMatrx
---------------------

         One of our important contributions to the advancement of medical therapy has been our work in developing a new treatment for conditions associated with enlargement of the prostate that afflicts most men as they age. As the prostate enlarges it constricts urine flow. The condition is known medically as benign prostatic hyperplasia or BPH. We developed a technology that allows men to be treated for BPH through an outpatient procedure as an alternative to surgery or a lengthy regimen of medication.

         We determined early in our planning that we would treat our development of BPH therapy as a spin-off business with the intent of providing funding for our primary business objectives. As a result, we introduced the opportunity to investment groups and, on October 31, 1997, entered into an agreement with investors Oracle Strategic Partners, L.P. and Charles Manker. Together we established a new company, TherMatrx, Inc. TherMatrx received capital from these investors to conduct clinical trials, and after obtaining FDA approval in July 2001, the funding to commercialize the development. We were compensated for providing manufacturing, regulatory and engineering support to assure the success of the new company.

         In July 2004, American Medical Systems Holdings, Inc., or AMS, acquired TherMatrx, Inc. for $40 million in cash plus future payments contingent upon the combined entity's future sales of TherMatrx's DOT systems. The sale included all of our TherMatrx shares, which were reduced at closing to approximately 25% of the total outstanding TherMatrx shares because of the exercise of outstanding options to acquire common stock of TherMatrx. We received an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately $9 million in connection with the closing. We may also receive future contingent payments. Contingent payments to TherMatrx shareholders will be four times quarterly sales of TherMatrx's DOT systems during the six quarters beginning July 5, 2004 and ending December 31, 2005. We will receive quarterly contingent payments when the accumulated value of four times quarterly sales has exceeded the initial $40 million payment to TherMatrx shareholders. The contingent payments are also subject to certain set-off rights in favor of AMS. The aggregate maximum amount of the initial payment and any contingent payments to all former TherMatrx shareholders is $250 million. While the contingent payments are not guaranteed and are subject to the future sales of TherMatrx products, we have offered the following projections. If the sale of TherMatrx products were to remain flat at the recent sales rates, the total payment for our TherMatrx shares would be about $30 million, including the initial payment of approximately $9 million. Since the sale of TherMatrx products has been increasing in the current year over previous years, we have projected a continued growth trend during the earn-out period. If that growth trend were realized, the projected total payment for our TherMatrx shares would be about $40 million, including the initial payment of approximately $9 million. As of August 31, 2005 the Company had received a total of $15,526,532 in payments from the TherMatrx transaction. However, any future payments are not guaranteed and are subject to uncertainties. We expect to use the payments from the sale of our TherMatrx shares, including any contingent payments, for general corporate purposes including the sales and marketing effort for our FDA approved cancer therapy products, supporting the FDA application for our cancer therapy products under investigational status, and the development of future products used in medical therapy.

Our Contributions to Cancer Therapy
-----------------------------------

         Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimates that 1,372,910 new cancer cases will be diagnosed and that 570,280 Americans will die from cancer during 2005 (up from 563,700 cancer deaths in 2004). Now outpacing even heart disease, cancer has become the leading cause of death in the United States. Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

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

         Because cancer remains a significant cause of death, these three cancer therapies are still grossly inadequate, and an enormous need for better treatment is obvious. We have engineered systems designed to increase the effectiveness of these cancer treatments through the use of precision-focused RF/microwave energy to selectively heat cancer, creating "hyperthermia" in cancerous tumors. Hyperthermia is an emerging cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment in making certain of the major existing cancer therapies more effective for some cancers.

         Hyperthermia therapy has been shown to substantially improve the results from cancer treatments for a variety of tumors. Completed randomized clinical trials in which the effectiveness of radiation therapy combined with hyperthermia therapy was compared with the results of radiation therapy alone in cancer treatment produced the following results: For melanoma, after two years, local control (local regression or disappearance of the tumor) was 28% for the control group of patients who received radiation therapy alone versus 46% local control for the patients who received both hyperthermia and radiation therapy. For recurrent breast cancer, the complete response rate (complete disappearance of the tumor) increased from 38% for those receiving radiation therapy alone to 60% for those patients who received both hyperthermia and radiation therapy. For glioblastoma (brain cancer), the two-year survival rate for patients who received radiation therapy alone was 15%, compared to 31% survival rate two years after treatment for those who received both hyperthermia and radiation therapy. For advanced cervical cancer, the complete response rate (disappearance of the tumor) rose from 57% for patients who received radiation treatments alone to 83% for patients receiving both hyperthermia and radiation therapy. The cervical cancer data was based on the condition of patients three years after treatment.

         Cancerous tumors are uncontrolled growths of mutated cells that require more energy to survive than do cells of normal tissue. As cancer cells grow rapidly, they tend to outstrip their blood supply, leaving them oxygen-starved, since there is not enough blood to carry sufficient oxygen to these cells. Oxygen-starved cancer cells are resistant to radiation therapy because the destructive power of radiation therapy depends heavily on tearing apart the oxygen molecules located in cancer cells. When oxygen molecules are torn apart, they form oxygen radicals that can attack and destroy cancer cell DNA. Blood depletion also makes cancer resistant to chemotherapy, where blood transport is required to deliver the drug into the tumor. Our hyperthermia therapy systems precisely deliver microwave energy to elevate the temperature of tumors, usually between 40(degree)C and 45(degree)C when combined with standard treatment modalities. The elevated temperatures draw blood to the tumor as the body's natural response to the stimulus of heat. The increased blood supply to the tumor improves delivery of drugs to tumors in chemotherapy. It also delivers more oxygen to the tumor, increasing the effectiveness of radiation therapy.

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

         Hyperthermia has other therapeutic uses. It can be used to shrink tumors prior to surgery, potentially making resection easier or even possible for unresectable tumors. Research has shown hyperthermia to be an activator for gene therapies by speeding gene production (heat mediated gene therapy). Hyperthermia may play a role in the development of new anti-tumor vaccines that are based on the production of heat shock proteins. Research has shown hyperthermia to be an angiogenesis inhibitor, which means it helps prevent cancer from inducing growth of new blood vessels to expand its blood supply. Hyperthermia could also become a follow-up therapy for other angiogenesis inhibitors, used in the final destruction of cancer cells depleted of blood by angiogenesis inhibitor therapy. Hyperthermia has been shown to improve a patient's quality of life. Even in situations where there is no hope for survival, hyperthermia may provide benefits through alleviation of such effects of cancer as bleeding, pain and infection.

         Since the founding of the Company, we have been heavily involved in developing technological advances to expand the use of hyperthermia therapy for the treatment of cancer. Our efforts have included joint work with many notable cancer research centers in the United States and Europe. In past years, funding for our research efforts has been provided by such sources as the National Institutes of Health in the United States and major European government agencies. In recent years, we have focused our efforts in perfecting the technology required to precisely deliver deep, non-invasive hyperthermia therapy for the treatment of pelvic and other deep cancers and to demonstrate effective use of deep hyperthermia through clinical trials. We believe that our BSD-2000 system has emerged from this development effort as the world's most advanced system for hyperthermia therapy.

         We have developed various technologies for heating cancerous tumors, depending on their location in the body. Through our developments, cancers such as melanomas or recurrent breast cancer located near the surface of the body can be treated with superficial cancer treatment applicators and systems. Cancers that can be accessed through natural body orifices, or that are accessible through catheters inserted into the tumor as part of invasive radiation techniques (such as those used to treat prostate cancer or head and neck cancer) can be treated with tiny, inserted antennae that we have developed to deliver focused microwave energy into the cancerous tissue. We have also developed systems to non-invasively treat cancers located deep in the body by focusing electromagnetic energy on the cancer through a cylindrical applicator that surrounds the body. This cylindrical applicator contains an array of multiple antennae that focuses RF energy, and therefore heat, on the tumor. Temperature levels for treatments are monitored through small temperature sensors, and some of our systems can be interfaced with magnetic resonance imaging so that the treatment in progress can be observed, and temperatures can be monitored through images colorized to depict gradation of temperature levels (tomography).

         Our BSD-500 is used to treat cancers located near the surface of the body, or areas that can be accessed using inserted antennae. The BSD-500 comes in several versions, depending on the customer requirements. The BSD-2000 is used to non-invasively treat deep cancers. This system also comes in several versions, including models with 3D steering of electromagnetic energy, as well as the ability to be integrated with an MRI system.

         The BSD-500 has received FDA approval. In addition, the system has gone through an extensive revision, and has obtained two major FDA supplements to this approval that have been necessary to allow its commercial introduction.

         The BSD-2000 does not currently have FDA approval except as an investigational device; however, the phase III clinical trial that we will use to apply for the FDA approval has been concluded and published in a major journal. The application for the PMA for the BSD-2000 is under preparation but not yet submitted, and after the submission is filed, we do not expect a response from the FDA until at least the latter part of calendar 2006. The decision regarding the granting of regulatory approvals, together with their timing and restrictions, is not in our control, and is the responsibility of those respective regulatory authorities. We sought and obtained regulatory approval for the sale of the BSD-2000 in the People's Republic of China during 2005. We have also obtained the CE Mark for the BSD-2000 required for export to some European countries.

         Nearly all of our sales of cancer therapy systems over recent past periods have been to cancer research institutions for use in conducting clinical trials with our equipment. As a company, we are now in the early stages of marketing the new commercial version of the BSD-500. Obtaining FDA approval for the BSD-2000 would greatly contribute to our sales efforts by providing the additional technology required for the treatment of solid tumors located virtually anywhere in the body.

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

         We have received FDA approval through FDA supplements for implementation of a new operating system and other commercial upgrades, allowing us to commercially introduce this new family of four systems. Our primary FDA approval (described as a pre-market approval, or PMA, the standard FDA approval required to market Class III medical devices in the United States) for the BSD-500 family of systems is applicable to the marketing of all four configurations of the BSD-500 in the United States. We have also certified the BSD-500 systems for the CE Mark, which is required for export into some European countries.

         BSD-2000. The BSD-2000 family of products includes the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR. These systems non-invasively deliver RF energy to cancerous tumors, including those located deep within the body. These systems include a computer and software that control the delivery of RF energy to the tumor, a microwave energy generator, an amplifier that boosts the power, and a special applicator that delivers the RF energy to the patient lying in a prone position on a specially designed support table. The BSD-2000 systems are able to direct, focus and deliver microwave energy deep within the body by precisely "steering" the energy to the tumor from a cylindrical antennae. The basic BSD-2000 has eight antennae enabling this electronic steering of energy within the patient's body. The BSD-2000/3D has 24 antennae enabling additional electronic steering along the long axis of the body. The 3D steering is particularly useful when implemented with a magnetic resonance system that is capable of non-invasive 3D imaging showing the heated regions, thus permitting the 3D steering to more accurately target the energy to the tumor site.

         The BSD-2000 systems have not yet received FDA pre-market approval for commercial marketing in the United States, but the BSD-2000 has obtained an investigational device exemption, or IDE, for sale in the United States for research purposes only. We have also certified the BSD-2000 family for the CE Mark required for export into certain European countries and have obtained regulatory approval for the sale of the BSD-2000 in the People's Republic of China. We are engaged in the extensive process of preparing an FDA submission requesting a PMA for the BSD-2000 based on clinical data we have already obtained. While we believe that this data has great merit and is worthy of submission, due to the inherent uncertainties of the FDA approval process there can be no assurance that FDA approval will be obtained through our submissions. The application for the PMA for the BSD-2000 is under preparation but not yet submitted, and after the submission is filed, we do not expect a response from the FDA until at least the latter part of calendar 2006.

         Development of the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR has required substantial effort involving the cooperative work of such American research institutions as Duke University, Northwestern University, University of Southern California, Stanford University, University of Utah and University of Washington St. Louis. Contributing European research institutions include Daniel den Hoed Cancer Center of the Erasmus University Medical Center (Rotterdam,

Netherlands), Haukeland University Hospital (Bergen, Norway), Dusseldorf University Medical School, Tubingen University Medical School, Essen University Hospital, Charite Medical School of Humboldt University (Berlin), Luebeck University Medical School, Munich University Medical School Grosshadern, Interne Klinik Argirov of the Munich Comprehensive Cancer Center, University Medical School of Erlangen (all of Germany), University Medical School of Verona Medical Center (Italy), Graz University Medical School (Austria) and Kantonsspital Aarau (Switzerland).

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

         BSD-2000/3D/MR. As a further enhancement of the BSD-2000/3D, we have added to it the option of concurrent magnetic resonance imaging, or MRI, used for monitoring the delivery of deep hyperthermia therapy. Using sophisticated filtering and imaging software, the BSD-2000/3D/MR allows an MRI system to be interfaced with and operate simultaneously with a BSD-2000/3D. The development of MRI treatment monitoring is a significant breakthrough in the development of hyperthermic oncology primarily because it allows non-invasive "on-line" review of hyperthermic treatment progress.

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

         In September 2004 we entered into an agreement with Dalian Orientech Co. LTD to assist us in obtaining regulatory approval for the sale of the BSD-2000 in the People's Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country. We subsequently obtained Chinese regulatory approval during 2005, allowing the distributor to begin to market in that country. Dalian Orientech is the dominant distributor of hyperthermia systems in the People's Republic of China.

         In November 2004, we entered into an agreement with Best Medical International, Inc. to become our sales agent for the BSD-500 in the United States. Best Medical is a supplier of products for cancer treatment therapies using targeted radiation sources, and has supported us particularly through lead generation and access to trade show presentations.

         In April 2005 we engaged Schwartz Communications as a public relations agency. Schwartz has helped build distinctive prominence for significant medical advances including the MammoSite Radiation Therapy System for breast cancer

(Cytyc Surgical Products, formerly Proxima Therapeutics, Inc), the ThinPrep(R) System (Cytyc Corporation), the HeartStart OnSite Defibrillator (Philips), the Vagus Nerve Stimulation System for refractory epilepsy (Cyberonics) and many other achievements and innovators in the medical device, biopharmaceutical and high technology sectors.

         Anticipating an expanding need for present and future sales and marketing, especially with the potential FDA approval for the BSD-2000, we hired Brian Ferrand as Vice President of Sales in September 2005, and have increased our direct sales and marketing organization to six people. The primary mission of this group is to provide sales and pre-market preparation for our systems.

         Medizin Technik GMBH is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland and to certain medical institutions in Belgium and the Netherlands. Medizin Technik GMBH is required to use best efforts to sell our product within its territory. Due to the limited number of systems that are sold through this relationship, we do not have pre-negotiated price terms with Medizin Technik GMBH. If Medizin Technik GMBH identifies a potential customer, it will negotiate the price of a hyperthermia system with us, purchase the system, and resell the system to the customer on terms it negotiates with the customer. Our distributorship agreement with Medizin Technik GMBH runs from year-to-year and may be terminated by either party by providing written notice to the other party before December 31 and automatically terminates upon the occurrence of certain events, including the retirement or death of Dr. Sennewald. Dr. Sennewald is a director and shareholder of BSD and of Medizin Technik GMBH.

         Our sales and marketing strategy involves three main components:

         o promoting acceptance by the scientific community and cancer-treating healthcare professionals of hyperthermia therapy;

         o disseminating information about and marketing our hyperthermia therapy systems to the scientific community, cancer-treating healthcare professionals, cancer patients and the general public; and

         o working to continuously improve third-party reimbursement for medical services performed with our products.

         We disseminate information about our Company and our hyperthermia therapy systems by encouraging articles about hyperthermia therapy to be published in scientific journals, periodicals and other publications, and promoting dissemination of information through television, radio and other media outlets. We post information about our products on our web site, www.BSDMedical.com, and our materials are also posted on many other sites. We have developed promotional materials for our products, including product brochures, patient brochures and newsletters. We also participate actively in trade shows and scientific symposia, make public presentations delivered by our scientific staff and by scientists and researchers using our systems, and we actively participate in a variety of medical associations. We are co-sponsors of the annual international BSD Users' Conference in Europe and are sponsors of the Society of Thermal Medicine and the American Society of Therapeutic Radiation and Oncology (ASTRO) in the United States.

Third-Party Reimbursement
-------------------------

         We view obtaining adequate third-party reimbursement arrangements as essential to achieving commercial acceptance of our hyperthermia therapy products. Our products are purchased primarily by clinics, hospitals and other medical institutions that bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients using our products. Additionally, managed care organizations and insurance companies directly pay for services provided to their patients. The Center for Medicare and Medicaid Services, or CMS, has established 23 billing codes that allow for third-party reimbursement and can be used for or in combination with the delivery of hyperthermia therapy, depending on the circumstances of the treatment. Appropriate codes apply to billing for superficial and interstitial hyperthermia delivered using our BSD-500 systems when used in combination with radiation therapy or chemotherapy. Codes also have been established for providing deep hyperthermia therapy. Billing codes are available for both institutions and physicians.

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

         Medical reimbursement rates are unpredictable, and we cannot project the extent to which our business may be affected by future legislative and regulatory developments. There can be no assurance that future health care legislation or regulation will not have a material adverse effect on our business, financial condition and results of operations, or that reimbursement, existing or in the future, will be adequate for all customers.

Competition
-----------

         Competition in the medical products industry is intense. We believe that established product lines and cancer therapies, FDA approvals, know-how and reputation in the industry are key competitive factors. Currently, only a few companies besides us have received FDA approval to manufacture and sell hyperthermia therapy systems within the United States, including U.S. Labthermics and Celsion Corporation. Celsion has been principally involved with clinical trials related to thermotherapy, hyperthermia and related fields, however Celsion has announced the transformation of its company from a medial device company to a biopharmaceutical, solely focused on the development of drugs for the treatment of cancer. Labthermics produces ultrasound-based systems, which compete with our microwave hyperthermia systems, however Labthermics is not currently active in the sale of products in our industry. Clini-Therm Corp. had also received FDA approval for marketing microwave hyperthermia systems and BSD purchased these rights. Several other companies have received IDEs in the United States or other international clearance for certain experimental hyperthermia systems designed to treat both malignant and benign diseases. Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in cancer treatment businesses), and they have significantly greater resources than we do.

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

         Foreign countries in which our products are or may be sold have regulatory requirements that can vary widely from country to country. Sales into the European Union, or EU, require compliance with the Medical Devices Directive, or MDD, and require us to obtain the necessary certifications to have a CE Mark affixed to our products. We have obtained necessary ISO certification of our quality, development, and manufacturing processes, and we have successfully completed the CE Mark testing and Annex II audit. This allows us to certify our own products and to affix the CE Mark label on them. However, we must maintain compliance with all current and future directives and requirements to maintain ISO certification and to continue to affix the CE Mark, and there can be no assurance that we will continue to maintain compliance with regulatory requirements imposed on us.

         After we receive FDA approval to distribute a medical device, we continue to have ongoing responsibilities under the Federal Food, Drug, and Cosmetic Act and FDA regulations. The FDA reviews design and manufacturing practices, labeling, record-keeping, and required reporting of adverse experiences. All medical devices must be manufactured in accordance with regulations specified in the FDA Quality System regulations, or QSR, and in compliance with the ISO and other applicable standards. In complying with these regulations, we must continue to expend time, money and effort in the areas of design control, production, and quality control to ensure full compliance. The FDA's mandatory Medical Device Reporting regulation requires us to provide information to the FDA on death or serious injuries alleged to have been associated with the use of our products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur. In Europe, the MDD vigilance system regulations require that we, through a representative in Europe, provide information to authorities on death or serious injuries alleged to have been associated with the use of our products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur. If the FDA were to assert that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable risk to patient health, the FDA could seize our medical devices, ban such medical devices, or order a recall, repair, replacement or refund of such devices, and require us to notify health care professionals and others that the devices present unreasonable risk of substantial harm to the public. The FDA may also impose operating restrictions, restrain certain violations of law, and assess civil or criminal penalties against us. The FDA can also recommend prosecution to the Department of Justice. Certain regulations are subject to administrative interpretation and we cannot assure that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

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

Patents, Licenses, and Other Rights
-----------------------------------

         Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect significant technology, inventions and product improvements. We currently own five patents in the United States and eight patents outside the United States. Five additional patents were assigned to TherMatrx, for which we obtained a license, and one patent license was obtained by us from the National Institutes of Health. A European patent for the BSD-2000/3D system has been issued and a new microwave interstitial and brachytherapy patent has been issued. We believe that our patents represent the early pioneering and dominant patents in this field. These patents, along with the advanced product development and leadership in the field, are key elements for our current and future market position.

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

         We also acquired on December 13, 2001 a patent license from the National Institutes of Health (NIH) for the U.S. Patent 5,284,114. This patent is for the combination of magnetic resonance integrated hyperthermia systems, including our BSD-2000/3D/MR system, and is based on a patent obtained by NIH in early research of the concept. The license agreement requires annual payment of $1,000, plus $4,000 per licensed product sold in the U.S. and $1,000 per licensed product manufactured in the U.S. and sold outside the U.S. There is also to be a single payment of $10,000 upon PMA or 510(k) FDA approval.

         On July 1, 2001, we acquired the rights to all FDA approvals and the rights to manufacture all cancer products formerly owned by Clini-Therm Corp. These products are related to the hyperthermia therapy delivered by our BSD-500 systems and our enhancements to such systems involve incorporating some of the Clini-Therm rights we acquired into such systems. This involved only a one-time cash payment with no continuing costs.

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

Research and Development
------------------------

         Research and development expenses for fiscal 2005 were $859,614 compared to $656,857 for fiscal 2004, an increase of $202,757, or 31%. Research and development expenses in fiscal 2005 related primarily to development of a commercial version of the BSD-2000 and the BSD-2000/3D hyperthermia system, enhancements to our BSD-500 systems and development of new products not yet announced. Technological changes play an important part in the advancement of our industry. We intend to continue to devote substantial sums to research and development. Research and development efforts inherently involve risks and uncertainties that could aversely affect our projections, outlook and operating results.

Company History
---------------

         We were originally incorporated under the laws of the State of Utah on March 17, 1978. In July 1986, we reincorporated in Delaware.

Employees
---------

         As of November 8, 2005, we had 33 employees; 31 of whom were full time employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. We depend upon a limited number of key management, manufacturing, and technical personnel. Our future success will depend in part on our ability to retain these highly qualified employees.

Risks Related to Our Business
-----------------------------

         Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

         We have a history of significant operating losses and such losses may continue in the future.

         Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $8,751,454 at August 31, 2005. In fiscal 2005, we recorded a net profit of $3,321,692. Our net profit was primarily due to the sale of our position in TherMatrx, of which we owned approximately 25% at closing, to American Medical Systems Holdings, Inc., or AMS, for $40 million in cash plus future payments contingent upon the combined entity's future sales of TherMatrx's DOT systems. The sale included all of our TherMatrx shares. We received an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately $9 million in connection with the closing. We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities. To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia therapy products to sustain and increase our profitability on a quarterly or annual basis. We may be unable to do so, and therefore may never achieve profitability.

         Our hyperthermia therapy products may not achieve market acceptance, which could limit our future revenue and ability to achieve profitability.

         To date, hyperthermia therapy has yet to gain wide acceptance by cancer-treating physicians. We believe this is due in part to the lingering impression created by the inability of early hyperthermia therapy technologies to focus and control heat directed at specific tissue locations and conclusions drawn in early scientific studies that hyperthermia was only marginally effective. Additionally, market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payors to make our products commercially viable, and we believe that reimbursement rates have not been adequate to stimulate strong interest in adopting hyperthermia as a new cancer therapy. If our sales and marketing efforts to promote hyperthermia therapy acceptance in the medical community fail, or our efforts to improve third-party reimbursement rates for hyperthermia therapy are not successful, then our future revenue from sales of our products may be limited, and we may never sustain profitable operations.

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

         In addition, there can be no assurance that our channels of distribution that have been successful in the past will be successful in the future. We have derived most of our revenue from sales in Europe through our distributor Medizin-Technik, GmbH, which also purchases equipment components and parts from us. The loss or ineffectiveness of Medizin-Technik as a distributor and significant customer could result in lower revenue. Our other distribution relationships are relatively new and unproven. We entered into agreement in September 2004 with Dalian Orientech, Ltd. to seek regulatory approval for the sale of the BSD-2000 in the People's Republic of China, and thereafter to act as our exclusive distributor of the BSD-2000 in that country. Dalian Orientech has sold three BSD-2000 systems and has an outstanding order with us for a fourth BSD-2000 system. We entered into an agreement in October 2004 with Best Medical International, Inc. to act as a sales agent for the BSD-500 systems in the United States.

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

         We have not yet received pre-market approval for our BSD-2000 systems. Obtaining these pre-market approvals from the FDA are necessary for us to commercially market these systems in the United States. We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects substantially. Further, even if we are able to obtain the approvals we seek from the FDA, the approvals granted might include significant limitations on the indicated uses for which the products may be marketed, which restrictions could negatively impact our business.

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

         Sales of our product could be significantly reduced if government, private health insurers or other third-party payors do not provide sufficient coverage or reimbursement.

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

         We may incur significant expenses as a result of being listed on AMEX, which may negatively impact our financial performance.

         We may incur significant legal, accounting and other expenses as a result of being listed on AMEX. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and AMEX, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

         Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending August 31, 2006, we will be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective as of August 31, 2006 (or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 2.  DESCRIPTION OF PROPERTY.

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

ITEM 3.  LEGAL PROCEEDINGS.

         There are no legal proceedings pending against or being taken by us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On July 9, 2005, the American Stock Exchange approved us for listing and our shares began trading on that day under the symbol "BSM." The following table sets forth the high and low bid transactions, as provided by the OTC Bulletin Board and, the high and low sale prices, as provided by AMEX, for the quarters in fiscal year 2004 and 2005. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                      Bid/Sale
                                             ----------------------------
        Quarter Ended:                            High         Low
        -----------------------------------------------------------------

        November 30, 2003................        $2.00        $0.80
        February 29, 2004................         1.65         1.18
        May 31, 2004.....................         1.69         1.15
        August 31, 2004..................         2.25         1.30

        November 30, 2004................         1.85         1.25
        February 28, 2005................         2.70         1.70
        May 31, 2005.....................         3.00         2.15
        August 31, 2005..................         6.63         2.20

         As of September 21, 2005, there were approximately 560 holders of record of our common stock. We have not paid any cash dividends on our common stock since our inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below and the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended August 31, 2005. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

         We determined early in our planning that we would treat our BPH development as a spin-off business with the intent of providing an asset that could help fund our other business plans. As a result, we introduced the opportunity to investment groups and subsequently on October 31, 1997 entered into an agreement with investors Oracle Strategic Partners, L. P. and Charles Manker. Together we established a new company, TherMatrx, Inc., which was independently managed.

         On July 15, 2004, TherMatrx, Inc. was sold to AMS. Our portion of total proceeds from this sale will be approximately 25%. By the close of our fiscal year for 2005 we had received approximately $15.5 million from the sale of TherMatrx. Following the close of our 2005 fiscal year, we received an additional quarterly contingency payment of approximately $5.9 million, bringing total receipts from the sale to approximately $21.4 million. We are entitled to two additional quarterly contingency payments from an earn-out based on the sale of TherMatrx products by AMS. While additional contingency payments are subject to the level of sales of TherMatrx products and are not guaranteed, we project that with the completion of the two final quarterly payments, our total payout from the sale of TherMatrx will be consistent with our initial projection as announced at the time of the sale of TherMatrx, i.e., between $30-40 million. The difference between the funds already received and the total payout will be due for payment to us during our fiscal year 2006.

         As our longest-term development we have engineered systems designed to increase the effectiveness of cancer treatment through the use of focused electromagnetic energy. From this development our current BSD-500 and BSD-2000 systems have emerged. We have also developed enhancements to our BSD-2000 system including the BSD-2000/3D that is designed to allow three dimensional steering of deep focused energy and heat to targeted tumors and tissue and the BSD-2000/3D/MR that includes an interface for magnetic resonance imaging. These systems are sold with supporting software and may also be sold with support services.

         Since inception, we have generated substantial operating losses and, at August 31, 2005, had an accumulated deficit of $8,751,454. We recorded net-profit for fiscal 2005 of $3,321,692 as compared to a profit of $8,412,961 in fiscal 2004. The primary reason for the net profits in fiscal 2005 and fiscal 2004 was the income generated from the sale of our ownership in TherMatrx.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training, and service support contracts. Product sales were $1,844,320 and $1,494,311 for the years ended August 31, 2005 and 2004, respectively. Service revenue was $176,784 and $99,837 for the years ended August 31, 2005 and 2004, respectively.

         We derived $987,472, or 49%, of our revenue in fiscal 2005 from sales to related parties. All of the related party revenue was for the sale of BSD-2000 and BSD-500 systems and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In fiscal 2005, we derived $1,033,632, or 51%, of our total revenue as compared to approximately $581,956, or 36%, in fiscal 2004 from non-related party sales. Our fiscal 2005 non-related party revenue consisted of sales of BSD-500 and BSD-2000 systems for $840,733. The balance of our non-related party revenue consisted of consumable devices of $34,196, service contracts of $52,478, billable labor of $10,233 and consulting revenue of $95,992.

         Cost of sales for the year ended August 31, 2005, included raw material and labor costs. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

Recent Developments
-------------------

         Following the close of our 2005 fiscal year, we received an additional quarterly contingency payment of approximately $5.9 million, bringing total receipts from the sale to approximately $21.4 million from the sale of TherMatrx.

         Anticipating an expanding need for present and future sales and marketing, especially with the potential FDA approval for the BSD-2000, we hired Brian Ferrand as Vice President of Sales in September 2005, and have increased our direct sales and marketing organization to six people. The primary mission of this group is to provide sales and pre-market preparation for our systems.

         In November 2005 we reported that the Centers for Medicare and Medicaid Services (CMS) has announced an approximate 37% increase in the reimbursement rate for all of the CMS codes applicable to the use of BSD cancer treatment systems for hospital outpatient procedures, which constitute the majority usage for BSD's cancer systems. CMS reimbursement rates generally set the standard for the payment schedules used by commercial insurance carriers as well. The new reimbursement rates become effective January 1, 2006.

Critical Accounting Policies and Estimates
------------------------------------------

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

         Revenue Recognition. Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most system sales do not include installation. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of cancer treatment systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return, except in cases where the product does not function as guaranteed by us. We provide a reserve allowance for estimated returns. To date, returns have not been significant.

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

         Inventory Reserves. As of August 31, 2005, we had recorded a reserve for potential inventory impairment of $80,000. During fiscal 2004, we reduced our inventory reserve from $140,000 to $80,000. In addition to the reduction of inventory reserve we also wrote off $154,814 in obsolete inventory. There were no changes to the reserve during fiscal 2005. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2006 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

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

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations: Comparison of Fiscal Years ended August 31, 2005 and 2004
--------------------------------------------------------------------------------

         Revenue. Total revenue for fiscal 2005 was $2,021,104 compared to $1,630,648 for fiscal 2004, an increase of $390,456, or approximately 24%. The increase in total revenue was primarily due to an increase in sales of our BSD-2000 during fiscal 2005. Product sales increased to $1,844,320 in fiscal 2005 from $1,494,311 in fiscal 2004, an increase of $350,010, or 23%. Service revenue increased to $176,784 in fiscal 2005 as compared to $136,338 in fiscal 2004 primarily due to an increase in consulting revenue. Our revenue can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of very few systems can cause a large change in the revenue from period to period.

         Related Party Revenue. We derived $987,472, or 49%, of our total revenue in fiscal 2005 from sales to related parties as compared to $1,012,192, or 62%, in fiscal 2004. $99,502 of such related party revenue in fiscal 2004 was from the sales of thermotherapy systems, component products and contract services to TherMatrx. We also received a royalty payment of $36,500 paid to us by TherMatrx that is included in other revenue in fiscal 2004. Sales to TherMatrx were $0 in fiscal 2005. Since the sale of our position in TherMatrx we no longer considered a related party. On July 15, 2004, TherMatrx, Inc. was sold to AMS. Our portion of total proceeds from this sale will be approximately 25%. By the close of our fiscal year for 2005 we had received approximately $15.5 million from the sale of TherMatrx.

         Non-related Party Revenue. In fiscal 2005, we derived $1,033,632, or 51%, of our total revenue as compared to approximately $581,956, or 36%, in fiscal 2004 from non-related party sales. Our fiscal 2005 non-related party revenue consisted of sales of BSD-500 and BSD-2000 systems for $840,733. The balance of our non-related party revenue consisted of consumable devices of $34,196, service contracts of $52,478, billable labor of $10,233 and consulting revenue of $95,992.

         Cost of Sales. Cost of sales for fiscal 2005 was $1,320,110 compared to $1,116,781 for fiscal 2004, an increase of $203,329 or approximately 18%. This increase resulted primarily from higher sales in fiscal 2005. Cost of sales to related parties in fiscal 2005 decreased to $644,980 from $668,619 in fiscal 2004 primarily due to the decrease in related party sales. During fiscal 2005 all of the related party costs were attributable to sales to Medizin-Technik and in fiscal 2004 approximately $491,768, or 88%, of the related party cost of sales were attributable to sales to Medizin-Technik. Approximately $67,318, or 12%, were attributable to TherMatrx in fiscal 2004.

         Gross Profit. Gross profit for the fiscal year ending August 31, 2005 was $700,994, or 35%, as compared to $477,367, or 30%, of total product sales for the fiscal year ending August 31, 2004. The increase in gross profit margin was primarily due to production efficiencies obtained from a higher volume of hyperthermia system sales in the period ending August 31, 2005.

         Research and Development Expenses. Research and development expenses for fiscal 2005 were $859,614 as compared to $656,857 for fiscal 2004, an increase of $202,757, or 31%. Research and development expenses in fiscal 2005 related primarily to development of a commercial version of the BSD-2000 and BSD-2000/3D hyperthermia system and enhancements to our BSD-500 systems.

         Inventory Impairment Expense. There were no changes to the inventory reserve as of August 31, 2005. As of August 31, 2004, we had recorded a reserve for potential inventory impairment of $80,000. During fiscal 2004, we reduced our inventory reserve from $140,000 to $80,000. In addition to the reduction of inventory reserve we also wrote off $154,814 in obsolete inventory. We periodically review our inventory levels and usage, paying particular attention to slower-moving items.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2005 were $2,135,076 as compared to $1,147,628 in fiscal 2004, an increase of $987,448, or approximately 86%. This increase was primarily due to increases in sales and marketing expense, higher consulting expense associated with FDA submissions and public relations, fees associated with being listed on AMEX and overall higher payroll and employee benefits in fiscal 2005 as compared to fiscal 2004.

         Interest income. Interest income increased to $362,462 in fiscal 2005 as compared to $18,500 in fiscal 2004, due to higher levels of investments resulting from greater cash generated from the sale of TherMatrx.

         Other Income. Other income for fiscal 2005 was $6,555,926, compared to $9,142,570 in fiscal 2004. This income resulted almost entirely from a gain recognized on the sale of TherMatrx in fiscal 2004 and 2005.

         Net Profit/ Loss. In fiscal 2005 we had a net profit of $3,321,692 as compared to a net profit in fiscal 2004 of $8,412,961. The net profit related mainly to the sale of our interest in TherMatrx, offset by an operating loss of $2,293,696.

         Fluctuation in Operating Results. Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenue may fluctuate as a result of factors relating to contingent payments related to the sale of our TherMatrx shares, market acceptance of our hyperthermia systems, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments and other matters. Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development and clinical trial expenses, and general and administrative expenses associated with our potential growth. For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated an accumulated deficit of $8,751,454. We have historically financed our operations through cash from operations, licensing of technological assets and issuance of common stock.

         We used $2,723,482 cash in operating activities in fiscal 2005 compared to cash used of $1,483,907 in fiscal 2004. This was primarily a result of losses generated from our operations in fiscal 2005 and 2004. The sale of our investment in TherMatrx is considered an investing activity, therefore the gains related to the sale offset net income in calculating cash used in operating activities. During fiscal 2005 the operating loss was partially offset by a decrease in the deferred tax assets of $725,000. In addition, in fiscal 2005 accounts receivable increased by $286,876, accounts payable increased by $13,682, income taxes payable increased by $513,704, and accrued expenses decreased by $175,539 primarily as a result of a decrease in customer deposits as orders were shipped and the write off of the accrued loss in equity affiliate that was associated with the sale of our TherMatrx stock. Our investing activities in fiscal 2005 resulted in net cash used of $6,140,303 relating to the purchase of investments of $12,581,584, the purchase of certain property and equipment of $110,856, offset by the proceeds from the sale of our investment in TherMatrx of $6,551,087. During fiscal 2004 cash provided by investing activities was $8,933,056 relating to the proceeds from the sale of our investment in TherMatrx. Total cash decreased from $9,697,154 at August 31, 2004 to $908,674 at August 31, 2005 as a result of payments received from the sale of our TherMatrx shares and our investment of such funds in marketable securities.

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

         On July 15, 2004, TherMatrx, Inc. was sold to AMS. Our portion of total proceeds from this sale will be approximately 25%. By the close of our fiscal year for 2005 we had received approximately $15.5 million from the sale of TherMatrx. Following the close of our 2005 fiscal year, we received an additional quarterly contingency payment of approximately $5.9 million, bringing total receipts from the sale to approximately $21.4 million. We are entitled to two additional quarterly contingency payments from an earn-out based on the sale of TherMatrx products by AMS. While additional contingency payments are subject to the level of sales of TherMatrx products and are not guaranteed, we project that with the completion of the two final quarterly payments, our total payout from the sale of TherMatrx will be consistent with our initial projection as announced at the time of the sale of TherMatrx, i.e., between $30-40 million. The difference between the funds already received and the total payout will be due for payment to us during our fiscal year 2006. Further details on the TherMatrx transaction will be provided hereafter in this filing.

         We expect to incur additional expenses related to the commercial introduction of our BSD-500 systems, which will precede any revenue from the sale of such systems. Due to additional participation at trade shows, expenditures on publicity, additional travel, higher sales salaries and commissions and other related expenses, we project that our sales and marketing expenses will be approximately $1,500,000 higher in fiscal 2005 than in the prior year to support the commercial introduction of the BSD-500 systems. In addition, we anticipate that we will incur expenses of approximately $100,000 related to governmental and regulatory, including FDA, approvals during fiscal 2006 in excess of fiscal 2005. We are making these investments in sales and marketing and on government and regulatory activities to increase our revenue from sales of our BSD-500 system and, upon receipt of FDA approval, from the sale of our BSD-2000 system in the United States. These increased marketing and regulatory expenses are an investment in generating offsetting revenue against the decline in TherMatrx sales that we have projected, and to provide future revenue growth over the long term.

         We believe any cash shortfall during fiscal 2006 that results from this decrease in revenues and increase in expenses can be covered through the cash from the sale of our position in TherMatrx.

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our anticipated financial performance and business plan;
         o our expectations regarding the commercial introduction of the BSD-500 system;
         o our expectations and efforts regarding receipt of FDA approvals relating to the BSD-2000 system;
         o our technological developments to the BSD-500 and BSD-2000 systems;
         o our ability to successfully develop our technology for new applications and the expense of such developments;
         o    our development or acquisition of new technologies;
         o the amount of expenses we will incur for the commercial introduction of the BSD-500 system;
         o the amount of expenses we will incur for governmental and regulatory, including FDA, approvals;
         o our expectation that related party revenue will continue to be a significant portion of our total revenue;
         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts;
         o our belief that our current working capital and cash from operations will be sufficient to fund our anticipated operations for fiscal 2006;
         o our assumption that we will receive contingent payments, and the amount of such payments, in connection with the sale of our ownership in TherMatrx to AMS; and
         o our anticipated use of proceeds from the sale of our ownership in TherMatrx to AMS.

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

ITEM 7.  FINANCIAL STATEMENTS.


BSD MEDICAL CORPORATION

Financial Statements
As of August 31, 2005 and for the Years Ended August 31, 2005 and 2004

Together with Report of Independent Registered Public Accounting Firm

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

--------------------------------------------------------------------------------




                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm                 F-1


Balance Sheet                                                           F-2


Statements of Income                                                    F-3


Statements of Stockholders' Equity                                      F-4


Statements of Cash Flows                                                F-5


Notes to Financial Statements                                           F-6

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM








To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the accompanying balance sheet of BSD Medical Corporation (the Company) as of August 31, 2005, and the related statements of income, stockholders' equity, and cash flows for the years ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2005, and the results of its operations and its cash flows for the years ended August 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/  TANNER LC





Salt Lake City, Utah
October 18, 2005

                                                         BSD MEDICAL CORPORATION
                                                                   Balance Sheet

                                                                 August 31, 2005
--------------------------------------------------------------------------------



                Assets
                ------

Current assets:
  Cash and cash equivalents                                      $      908,674
  Investments                                                        12,618,523
  Receivables, net of allowance for
    doubtful accounts of $42,500                                        267,550
  Related party receivables                                             236,130
  Inventories, net                                                    1,134,353
  Deferred tax asset                                                    104,000
  Other current assets                                                  132,741
                                                                 ---------------

        Total current assets                                         15,401,971

Property and equipment, net                                             174,843
Patent, net of amortization of $6,921                                    23,129
                                                                 ---------------

                                                                 $   15,599,943
                                                                 ---------------

--------------------------------------------------------------------------------

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
  Accounts payable                                               $      112,813
  Accrued expenses                                                      248,376
  Income taxes payable                                                  240,759
  Deferred revenue                                                        7,328
                                                                 ---------------

        Total current liabilities                                       609,276
                                                                 ---------------

Deferred tax liability                                                   13,000
                                                                 ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 authorized,
    no shares issued and outstanding                                          -
  Common stock, $.001 par value;  authorized 40,000,000
    shares; issued 20,365,070 shares and
    outstanding 20,340,739 shares                                        20,365
  Additional paid-in capital                                         23,706,101
  Deferred compensation                                                 (34,050)
  Treasury stock, at cost                                                  (234)
  Other comprehensive income                                             36,939
  Accumulated deficit                                                (8,751,454)
                                                                 ---------------

        Total stockholders' equity                                   14,977,667
                                                                 ---------------

                                                                 $   15,599,943
                                                                 ---------------



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-2

                                                         BSD MEDICAL CORPORATION
                                                            Statements of Income

                                                          Years Ended August 31,
--------------------------------------------------------------------------------




                                               2005                2004
                                         ---------------------------------------

Revenues:
  Sales                                  $     1,033,632      $         581,956
  Sales to related parties, net                  987,472              1,012,192
  Other revenue - related party                        -                 36,500
                                         ---------------------------------------

                                               2,021,104              1,630,648
                                         ---------------------------------------

Costs and expenses:
  Cost of sales                                  675,130                448,162
  Cost of sales to related parties               644,980                668,619
  Research and development                       859,614                656,857
  Selling, general, and administrative         2,135,076              1,147,628
                                         ---------------------------------------

                                               4,314,800              2,921,266
                                         ---------------------------------------

        Operating loss                        (2,293,696)            (1,290,618)
                                         ---------------------------------------

Other income (expense):
  Gain on sale of equity interest              6,551,087              9,111,211
  Interest income                                362,462                 18,500
  Interest expense                                     -                   (491)
  Other                                            4,839                 31,359
                                         ---------------------------------------

                                               6,918,388              9,160,579
                                         ---------------------------------------

        Income before income taxes             4,624,692              7,869,961

Income tax (provision) benefit                (1,303,000)               543,000
                                         ---------------------------------------

        Net income                       $     3,321,692      $       8,412,961
                                         ---------------------------------------

Income per common share - basic          $          0.16      $            0.43
                                         ---------------------------------------

Income per common share - diluted        $          0.15      $            0.41
                                         ---------------------------------------

Weighted average shares - basic               20,198,000             19,397,000
                                         ---------------------------------------

Weighted average shares - diluted             21,453,000             20,331,000
                                         ---------------------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3

                                                                                                            BSD MEDICAL CORPORATION
                                                                                                 Statements of Stockholders' Equity

                                                                                               Years Ended August 31, 2005 and 2004
-----------------------------------------------------------------------------------------------------------------------------------


                                                   Additional    Deferred   Other Com-
                                Common Stock         Paid-in     Compen-   prehensive   Accumulated     Treasury Stock
                             Shares      Amount      Capital     sation      Income       Deficit      Shares   Amount     Total
                           --------------------------------------------------------------------------------------------------------

Balance, September 1,
  2003                     17,839,633   $ 17,840  $ 21,070,874  $ (27,416)  $      -   $ (20,486,107)  24,331  $ (234) $    574,957

Common stock issued for:
  Cash                      2,090,350      2,090     2,109,912          -          -               -        -       -     2,112,002
  Services                     15,999         16        11,984          -          -               -        -       -        12,000

Amortization of deferred
   compensation                     -          -             -      7,858          -               -        -       -         7,858

Deferred compensation               -          -         8,250     (8,250)         -               -        -       -             -

Net income                          -          -             -           -         -       8,412,961        -       -     8,412,961
                           --------------------------------------------------------------------------------------------------------

Balance August 31, 2004    19,945,982     19,946    23,201,020    (27,808)         -     (12,073,146)  24,331    (234)   11,119,778

Common stock issued for:
  Cash                        391,188        391        74,914          -          -               -        -       -        75,305
  Services                     27,900         28        44,972          -          -               -        -       -        45,000

Stock options issued for
  services                          -          -        96,500          -          -               -        -       -        96,500

Income tax benefit from
exercise of stock options           -          -       272,945          -          -               -        -       -       272,945

Amortization of deferred
compensation                        -          -             -      9,508          -               -        -       -         9,508

Increase in other
comprehensive income                -          -             -          -     36,939               -        -       -        36,939

Deferred compensation               -          -        15,750    (15,750)         -               -        -       -             -

Net income                          -          -             -          -          -       3,321,692        -       -     3,321,692
                           --------------------------------------------------------------------------------------------------------

Balance, August 31, 2005   20,365,070   $ 20,365  $ 23,706,101  $ (34,050)  $ 36,939   $  (8,751,454)  24,331  $ (234) $ 14,977,667
                           --------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements                                                                                  F-4

                                                         BSD MEDICAL CORPORATION
                                                        Statements of Cash Flows

                                                          Years Ended August 31,
--------------------------------------------------------------------------------



                                                      2005            2004
                                                 -------------------------------

Cash flows from operating activities:
  Net income                                       $   3,321,692  $   8,412,961
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
      Provision for doubtful accounts                     42,500         14,569
      Increase in inventory reserve and
        write off of inventory                                 -        154,814
      Depreciation and amortization                       76,991         46,461
      Gain on sale of investment in TherMatrx         (6,551,087)    (8,975,445)
      Gain on sale of property                            (1,050)             -
      Amortization of deferred compensation                9,508          7,858
      Stock compensation expense                         141,500         12,000
      Decrease (Increase) in:
        Receivables                                     (286,876)       129,849
        Inventories                                     (393,937)       (92,757)
        Deferred tax asset                               725,000       (829,000)
        Other current assets                             (81,675)        (7,828)
      Increase (decrease) in:
        Accounts payable                                  13,682       (180,937)
        Income tax payable                               513,704              -
        Accrued expenses                                (175,539)      (190,555)
        Deferred revenue                                 (39,895)       (36,897)
        Deferred tax liability                           (38,000)        51,000
                                                 -------------------------------

                Net cash used in
                operating activities                  (2,723,482)    (1,483,907)
                                                 -------------------------------

Cash flows from investing activities:
  Proceeds from sale of investment in
    TherMatrx                                          6,551,087      8,975,445
  Purchase of investments                            (12,581,584)             -
  Proceeds from sale of property                           1,050              -
  Purchase of property and equipment                    (110,856)       (42,389)
                                                 -------------------------------

                Net cash (used in) provided by
                investing activities                  (6,140,303)     8,933,056
                                                 -------------------------------

Cash flows from financing activities-
  proceeds from issuance of common stock                  75,305      2,112,002
                                                 -------------------------------

Increase (decrease) in cash and
  cash equivalents                                    (8,788,480)     9,561,151

Cash and cash equivalents, beginning
   of year                                             9,697,154        136,003
                                                 -------------------------------

Cash and cash equivalents, end of year           $       908,674  $   9,697,154
                                                 -------------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-5

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


1.   Organization       Organization
     and                BSD Medical  Corporation  (the Company) was incorporated
     Significant        in the State of  Delaware  on July 3, 1986.  The Company
     Accounting         develops,  produces,  markets, and services systems used
     Policies           for the  treatment of cancer and other  diseases.  These
                        systems are sold  worldwide.  In  addition,  the Company
                        held an approximate 30% interest in TherMatrx until July
                        15, 2004.  On July 15, 2004,  American  Medical  Systems
                        Holdings, Inc., or AMS, acquired TherMatrx, Inc. for $40
                        million in cash plus future payments contingent upon the
                        combined   entity's  future  sales  of  TherMatrx's  DOT
                        systems.   The  sale   included  all  of  the  Company's
                        TherMatrx  shares,  which  were  reduced  at  closing to
                        approximately  25% of the  total  outstanding  TherMatrx
                        shares because of the exercise of outstanding options to
                        acquire common stock of TherMatrx.  The Company received
                        an initial cash payment, after the withholding of escrow
                        funds and the payment of other initial  obligations,  of
                        approximately $9 million in connection with the closing.
                        As of August 31, 2005,  the Company had received a total
                        of   $15,526,532   in   payments   from  the   TherMatrx
                        transaction.

                        Cash and Cash Equivalents
                        Cash  and   cash   equivalents   consist   of  cash  and
                        investments with original maturities to the Company of three months or less.

                        Investments
                        Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments. Management classified these investments at August 31, 2005 as available-for-sale. The short-term investments are recorded at fair value, with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses are included in the consolidated statements of income.

--------------------------------------------------------------------------------
                                                                             F-6

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Trade Accounts Receivable
     and                Trade  accounts   receivable  are  carried  at  original
     Significant        invoice  amount  less  an  estimate  made  for  doubtful
     Accounting         receivables based on a review of all outstanding amounts
     Policies           on a monthly  basis.  Management  estimates an allowance
     Continued          for doubtful  accounts by identifying  troubled accounts
                        and by using historical  experience  applied to an aging
                        of accounts.  Trade accounts  receivable are written off
                        when   deemed   uncollectible.   Recoveries   of   trade
                        receivables previously written off are recorded when received. Interest is not charged on trade receivables that are outstanding beyond their due date.

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

--------------------------------------------------------------------------------
                                                                             F-7

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Investment in Joint Venture
     and                The  Company  had  an   approximate   30%  ownership  in
     Significant        TherMatrx,  a corporate joint venture that is engaged in
     Accounting         the  manufacture  and  sale  of  medical  devices.   The
     Policies           investment  was  accounted  for on the equity  method of
     Continued          accounting.  Because  the  Company's  percent  share  of
                        accumulated   losses  in  TherMatrx   had  exceeded  its
                        original investment no asset was recorded on the balance
                        sheet.  On  July  15,  2004,  American  Medical  Systems
                        Holdings, Inc., or AMS, acquired TherMatrx, Inc. for $40
                        million in cash plus future payments contingent upon the
                        combined   entity's  future  sales  of  TherMatrx's  DOT
                        systems.   The  sale   included  all  of  the  Company's
                        TherMatrx  shares,  which  were  reduced  at  closing to
                        approximately  25% of the  total  outstanding  TherMatrx
                        shares because of the exercise of outstanding options to
                        acquire common stock of TherMatrx.  The Company received
                        an initial cash payment, after the withholding of escrow
                        funds and the payment of other initial  obligations,  of
                        approximately $9 million in connection with the closing.
                        As of August 31, 2005,  the Company had received a total
                        of   $15,526,532   in   payments   from  the   TherMatrx
                        transaction. The amounts received of $6,551,087 and $8,975,445 during the fiscal years ended August 31, 2005 and 2004, respectively, were recorded as a "gain on sale of equity interest" in the Statements of Income.

                        Patents
                        Patents are carried at cost and are being amortized over 17 years.

                        Warranty Reserve
                        The Company provides limited warranties to its customers for products sold. Estimated future warranty obligations are accrued each period. As of August 31, 2005, the accrued warranty reserve was approximately $16,000. During the fiscal years ended August 31, 2005 and 2004, total warranty expense was $21,662 and $28,148, respectively.
--------------------------------------------------------------------------------
                                                                             F-8

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Income Taxes
     and                The Company  accounts  for income  taxes using the asset
     Significant        and  liability  method.  Under the  asset and  liability
     Accounting         method,   deferred  tax  assets  and   liabilities   are
     Policies           recognized for the future tax consequences  attributable
     Continued          to differences  between the financial statement carrying
                        amounts of  existing  assets and  liabilities  and their
                        respective   tax   bases.   Deferred   tax   assets  and
                        liabilities   are  measured   using  enacted  tax  rates
                        expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        Income Per Common Share
                        The  computation  of basic  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding during each year.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. Options and warrants to purchase 2,225,914 shares and 2,437,533 shares of common stock at prices ranging from $.10 to $2.54 per share were outstanding at August 31, 2005 and 2004, respectively.

                        The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:


                                                      2005              2004
                                                 -------------------------------

Weighted average number of shares
   outstanding - basic                                20,198,000     19,397,000

Dilutive effect of stock options                       1,255,000        934,000
                                                 -------------------------------

Weighted average number of shares
   outstanding, assuming dilution                     21,453,000      20,331,000
                                                 -------------------------------

--------------------------------------------------------------------------------
                                                                             F-9

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization       Stock-Based Compensation
     of                 The  Company  accounts  for  stock  options  granted  to
     Significant        employees   under  the   recognition   and   measurement
     Accounting         principles of APB Opinion No. 25,  Accounting  for Stock
     Policies           Issued to Employees,  and related  Interpretations,  and
     Continued          has adopted the disclosure-only  provisions of Statement
                        of  Financial   Accounting  Standards  (SFAS)  No.  123,
                        "Accounting for Stock-Based Compensation".  Accordingly,
                        no   compensation   cost  has  been  recognized  in  the
                        financial statements, as all options granted under those
                        plans had an exercise price equal to or greater than the
                        market value of the underlying  common stock on the date
                        of grant.  Had the  Company's  options  been  determined
                        based  on  the  fair  value   method,   the  results  of
                        operations would have been reduced to the pro forma amounts indicated below:

                                                       Years Ended August 31,
                                                 -------------------------------
                                                       2005           2004
                                                 -------------------------------

Net income - as reported                         $     3,321,692  $   8,412,961

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                     9,508          7,858

Deduct: total stock based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                            (504,839)      (101,597)
                                                 -------------------------------

Net income - pro forma                           $     2,826,361  $   8,319,222
                                                 ===============  ==============

Earnings per share:
   Basic - as reported                           $           .16  $         .43
                                                 ===============  ==============

   Basic - pro forma                             $           .14  $         .43
                                                 ===============  ==============

   Diluted - as reported                         $           .15  $         .41
                                                 ===============  ==============

   Diluted  - pro forma                          $           .13  $          .41
                                                 ===============  ==============

--------------------------------------------------------------------------------
                                                                            F-10

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       The fair value of each option  grant is estimated on the
     of                 date of grant  using the  Black-Scholes  option  pricing
     Significant        model with the following assumptions:
     Accounting
     Policies
     Continued                                         2005           2004
                                                 -------------------------------

Expected dividend yield                          $             -  $           -

Expected stock price volatility                        71% - 83%            113%

Risk-free interest rate                              3.3% - 4.1%            4.3%

Expected life of options                                 5 years         5 years

                        The weighted average fair values of options granted during the years ended August 31, 2005 and 2004 were $1.97 and $1.01, respectively.

                        Revenue Recognition
                        The Company recognizes revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, providing training, and service support contracts. Product sales were $1,844,320 and $1,494,311 for the years ended August 31, 2005 and 2004, respectively. Service revenue was $176,784 and $99,837 for the years ended August 31, 2005 and 2004, respectively.

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


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Revenue Recognition - Continued
     of                 Revenue  from the sale of  software  license  rights  is
     Significant        recognized   when  a  valid   purchase  order  has  been
     Accounting         received, the software license has been delivered to the
     Policies           customer,  the selling  price is fixed or  determinable,
     Continued          and collection is reasonably assured. Delivery is deemed
                        to have occurred if diskettes have been shipped, or if the software has been delivered electronically by email.
                        To date, the sale of software license rights has not been material.

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

--------------------------------------------------------------------------------
                                                                            F-12

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


--------------------------------------------------------------------------------
                                                                            F-13

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Detail of          Details of certain  balance sheet  accounts as of August
     Certain            31, 2005, are as follows:
     Balance
     Sheet              Receivables:
     Accounts            Trade receivables - non-related party    $     254,292
                         Trade receivables - related party              236,130
                         Other receivables                                4,366
                         Accrued interest receivable                     51,392
                         Less allowance for doubtful accounts           (42,500)
                                                                  --------------

                                                                  $     503,680
                                                                  --------------
                        Inventories:
                         Parts and supplies                       $     633,121
                         Work-in-process                                581,232
                         Reserve for obsolete inventory                 (80,000)
                                                                  --------------
                                                                  $   1,134,353
                                                                  --------------
                        Accrued expenses:
                         Accrued vacation                         $     129,627
                         Warranty reserve                                15,876
                         Other accrued expenses                         102,873
                                                                  --------------

                                                                  $      248,376
                                                                  --------------

3.   Investments        Investments  consist  of mutual  funds as of August  31,
                        2005.  All  investments at August 31, 2005 had scheduled
                        maturities   within   one  year   and  were   considered
                        available-for-sale  securities.  As of August 31,  2005,
                        Investments had a cost of  $12,581,584,  a fair value of
                        $12,618,523,   and  unrealized  gains  of  $36,939.   No
                        realized gains or losses on investments were recorded in the year ended August 31, 2005.

--------------------------------------------------------------------------------
                                                                            F-14

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Property           Property and equipment consists of the following:
     and
     Equipment             Equipment                              $     801,301
                           Furniture and fixtures                       298,597
                                                                  --------------

                                                                      1,099,898

                           Less accumulated depreciation               (925,055)
                                                                  --------------

                                                                  $     174,843
                                                                  --------------

5.   Operating          During  the year  ended  August 31,  2003,  the  Company
     Lease              renewed  its  building  lease  for  five  years,   which
                        includes payments of approximately $82,000 per year, adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers.

                        Future minimum payments at August 31, 2005, are as follows:

                           Years Ending August 31,                   Amount
                           -----------------------                --------------

                                 2006                             $       82,320
                                 2007                                     82,320
                                 2008                                     82,320
                                                                  --------------

                                                                  $      246,960
                                                                  --------------

                        Annual rent expense on this operating lease for the years ended August 31, 2005 and 2004 amounted to $86,400 and $83,735, respectively.

6.   Deferred           The Company has entered into certain  service  contracts
     Revenue            for  which  it has  received  payment  in  advance.  The
                        Company is recognizing these service revenues over the life of the service agreements.

                        As of August 31, 2005, the Company had $7,328 of deferred revenue.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Income             The components of the income tax (provision) benefit are
     Taxes              as follows:

                                                       Years Ended August 31,
                                                        2005           2004
                                                 -------------------------------
                        Current:
                          Federal                $      (452,000) $    (130,000)
                          State                         (164,000)      (105,000)
                                                 -------------------------------
                                                        (616,000)      (235,000)
                                                 -------------------------------
                        Deferred:
                          Federal                       (687,000)        778,000
                                                 -------------------------------

                                                 $    (1,303,000) $      543,000
                                                 -------------------------------

                        The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:

                                                       Years Ended August 31,
                                                        2005            2004
                                                 -------------------------------
                        Income tax benefit
                        (expense) at
                        statutory rate           $    (1,711,000) $  (2,935,000)

                        Change in estimate
                        of use of net
                        operating loss
                        carryforwards                    284,000        990,000

                        Research and
                        development tax
                        credits                           76,000        347,000

                        Other                             48,000        (64,000)

                        Change in valuation
                        allowance                              -      2,205,000
                                                 -------------------------------

                                                 $    (1,303,000) $     543,000
                                                 -------------------------------

                        Deferred tax assets (liabilities) are comprised of the following at August 31, 2005:

                        Accruals and reserves                     $     100,000
                        Deferred revenue                                  3,000
                        Depreciation                                      1,000
                        Deferred compensation expense                   (13,000)
                                                                  --------------

                                                                  $      91,000
                                                                  --------------

--------------------------------------------------------------------------------
                                                                            F-16

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Stock              Stock Options
     Options and        The Company's 1987 Employee Stock Option Plan authorizes
     Warrants           the  granting  of  incentive   options  to  certain  key
                        employees of the Company and nonqualified stock options to certain key employees, non-employee directors, or individuals who provide services to the Company. The
                        Plan, as amended, provides for the granting of options for an aggregate of 950,000 shares. The options vest according to a set schedule over a five-year period and expire upon the employee's termination or after ten years from the date of grant.

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

--------------------------------------------------------------------------------
                                                                            F-17

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Stock              A schedule of the options and warrants is as follows:
     Options and
     Warrants
     Continued                                                   Price Per
                                       Options     Warrants       Share
                                    -----------------------------------------

Outstanding at September 1, 2003        1,275,303            - $ .10 to 1.76

     Granted                            1,090,000      102,980   1.20 to1.80
     Exercised                           (30,750)            -    .10 to .45
     Forfeitures                                -            -
                                    -----------------------------------------

Outstanding at August 31, 2004          2,334,553      102,980   .10 to 2.54
     Granted                              225,000            -   1.2 to 2.54
     Exercised                          (401,619)            -    .10 to .66
     Forfeitures                         (30,750)            -           .10
                                    -----------------------------------------

Outstanding at August 31, 2005          2,122,934      102,980 $ .10 to 2.54
                                    -----------------------------------------

                        The following table summarizes information about stock options and warrants outstanding at August 31, 2005:

                          Options and Warrants           Options and Warrants
                              Outstanding                    Outstanding
                 ---------------------------------------------------------------

                                Weighted
                                 Average
                                Remaining    Weighted                Weighted
      Range of                 Contractual   Average                  Average
      Exercise      Number        Life       Exercise     Number     Exercise
       Prices     Outstanding    (Years)      Price     Exercisable    Price
    --------------------------------------------------------------------------

    $    .10-.25       100,000       1.05 $       .17      100,000  $     .17
         .37-.81       689,600       5.05         .58      620,848        .57
       1.11-2.54     1,436,314       7.95        1.40      693,039       1.34
    --------------------------------------------------------------------------

    $   .10-2.54     2,225,914       6.74 $      1.09    1,413,887  $     .92
    --------------------------------------------------------------------------

9.   Foreign            During the years  ended  August 31,  2005 and 2004,  the
     Customer           Company had sales of $0 and  $99,502,  respectively,  to
     and Major          TherMatrx,  a  previously  unconsolidated  affiliate  of
     Customer           which it owned  approximately  30%.  This related  party
                        relationship ended on July 15, 2004 when TherMatrx was sold to AMS (see note 12). During the years ended August
                        31, 2005 and 2004, the Company had sales to European entities controlled by a significant stockholder and member of the Board of Directors of the Company of $987,472 and $912,690, respectively.

--------------------------------------------------------------------------------
                                                                            F-18

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Related Party      At  August  31,  2005,   accounts   receivable  includes
     Transactions       $236,130, due from an entity controlled by a significant
     Not otherwise      stockholder and member of the Board of Directors.
     disclosed

11.  Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information                                           Years Ended
                                                            August 31,
                                                        2005            2004
                                                 -------------------------------

                        Interest expense         $             -  $         491
                                                 -------------------------------

                        Income taxes             $       351,354  $           -
                                                 -------------------------------

                        During the year ended August 31, 2005, the Company:

                        o    Had other comprehensive income of $36,939.

                        o    Recorded deferred compensation of $15,750.

                        o Recorded an increase in additional paid in capital of $272,945 and a corresponding decrease to income taxes payable related to the tax benefit from the exercise of stock options.

                        During the year ended August 31, 2004, the Company:

                        o    Recorded deferred compensation of $8,250.

12.  Significant        On July 15, 2004,  American  Medical  Systems  Holdings,
     Unconsolidated     Inc., or AMS, acquired  TherMatrx,  Inc. for $40 million
     Affiliate          in  cash  plus  future  payments   contingent  upon  the
                        combined   entity's  future  sales  of  TherMatrx's  DOT
                        systems. The sale included all of our TherMatrx shares, which were reduced at closing to approximately 25% of the total outstanding TherMatrx shares because of the exercise of outstanding options to acquire common stock of TherMatrx. The Company received an initial cash payment, after the withholding of escrow funds and the payment of other initial obligations, of approximately
                        $9 million in connection with the closing.  As of August
                        31, 2005 the Company had received a total of $15,526,532 in payments from the TherMatrx transaction.


--------------------------------------------------------------------------------
                                                                            F-19

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Commitments        The  Company  has  an  employment   agreement  with  the
     and                President of the Company.  The  agreement  provides that
     Contingencies      the  President's  salary will be based upon a reasonable
                        mutual   agreement.   Additionally,   in  the   case  of
                        non-voluntary  termination,  the acting  president  will
                        receive  severance  pay for a  six-month  period,  which
                        includes   an   extension   of  all   employee   rights,
                        privileges,  and benefits,  including medical insurance.
                        The six-month severance pay would be the salary at the highest rate paid to the president prior to such a non-voluntary termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and bonuses.

                        The Company has an exclusive worldwide license for a unique temperature probe. The license has no determinable life. The Company pays royalties based upon its sales of this probe. There were no royalties accrued as of August 31, 2005 and August 31, 2004. Royalty expense amounted to approximately $5,000 for the years ended August 31, 2005 and 2004.

14.  Fair Value of      None of the Company's financial instruments are held for
     Financial          trading  purposes.  The Company  estimates that the fair
     Instruments        value of all  financial  instruments  at August 31, 2005
                        and 2004 does not differ  materially  from the aggregate
                        carrying values of its financial instruments recorded in
                        the accompanying balance sheet. The estimated fair value
                        amounts  have  been  determined  by  the  Company  using
                        available market  information and appropriate  valuation
                        methodologies.   Considerable  judgment  is  necessarily
                        required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

--------------------------------------------------------------------------------
                                                                            F-20

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Recent             In December  2004,  the Financial  Accounting  Standards
     Accounting         Board  ("FASB")  issued  Financial  Accounting  Standard
     Pronounce-         ("SFAS") No. 123(R),  Share-Based  Payment, an amendment
     ments              of FASB  Statements  No.  123 and 95.  SFAS  No.  123(R)
                        replaces  SFAS  No.  123,   Accounting  for  Stock-Based
                        Compensation,   and   supersedes  APB  Opinion  No.  25,
                        Accounting for Stock Issued to Employees. This statement
                        requires  companies to recognize the fair value of stock
                        options and other stock-based  compensation to employees
                        prospectively  beginning with fiscal  periods  beginning
                        after  December  15,  2005.  This means that the Company
                        will be required to implement  SFAS No.  123(R) no later
                        than  the  quarter  beginning  September  1,  2006.  The
                        Company currently measures  stock-based  compensation in
                        accordance  with APB Opinion No. 25 as discussed  above.
                        The   Company   anticipates    adopting   the   modified
                        prospective  method of SFAS No.  123(R) on  September 1,
                        2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.
                        However,  the Company  believes the adoption of SFAS No.
                        123(R) may have a material effect on the Company's financial position and results of operations.


--------------------------------------------------------------------------------
                                                                            F-21

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Recent             The  FASB  has  issued  Statement  No.  154,  Accounting
     Accounting         Changes  and  Error   Corrections.   This  new  standard
     Pronounce-         replaces  APB Opinion No. 20,  Accounting  Changes,  and
     Ments              FASB  Statement No. 3, Reporting  Accounting  Changes in
     Continued          Interim Financial Statements.  Among other changes, SFAS
                        No. 154 requires  that a voluntary  change in accounting
                        principle  be  applied  retrospectively  with all  prior
                        period  financial   statements   presented  on  the  new
                        accounting  principle,  unless it is impracticable to do
                        so.  SFAS No.  154 also  provides  that (1) a change  in
                        method  of   depreciating  or  amortizing  a  long-lived
                        nonfinancial  asset  be  accounted  for as a  change  in
                        estimate  (prospectively)  that was effected by a change
                        in accounting principle, and (2) correction of errors in
                        previously issued financial  statements should be termed
                        a  "restatement."  The new  standard  is  effective  for
                        accounting  changes  and  correction  of errors  made in
                        fiscal years  beginning  after December 15, 2005.  Early
                        adoption of this  standard is permitted  for  accounting
                        changes and  correction  of errors made in fiscal  years
                        beginning  after June 1, 2005.  The Company  anticipates
                        adopting SFAS No. 154 on September 1, 2006, and does not
                        believe   the   adoption   of   this   new    accounting
                        pronouncement will result in a material impact on the Company's financial position or results of operations.



--------------------------------------------------------------------------------
                                                                            F-22

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended August 31, 2005, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting. The deficiencies related to the preparation and appropriate presentation of the statement of cash flows, the provision for income taxes and related income tax footnote disclosures, and the appropriate accounting for stock options issued for services. These deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting and accounting for stock-based compensation and income taxes and related disclosures in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Audit Committee and to our auditors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

         During the fourth fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

         None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS   AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Composition of the Board
------------------------

         Our Board of Directors currently consists of six directors. Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. There are no family relationships among any of the our directors, officers or key employees.

Name                   Position(s) with the Company        Age    Director Since
----                   ----------------------------        ---    --------------
Paul F. Turner         Chairman of the Board, Senior VP    58          1994
                       and Chief Technology Officer
Hyrum A. Mead          President and CEO, Director         58          1999
Gerhard W. Sennewald   Director                            69          1994
J. Gordon Short        Director                            74          1994
Michael Nobel          Director                            65          1997
Douglas P. Boyd        Director                            64          2005

         Paul F. Turner, MSEE, has served as the Senior Vice President and Chief Technology Officer of BSD since August 1999. From October 1995 to August 1999, Mr. Turner also served as the Acting President of BSD. From 1986 to October 1995, Mr. Turner served in various capacities with BSD, including Staff Scientist, Senior Scientist, Vice President of Research, and Senior Vice President of Research. Mr. Turner has led the design of microwave treatment systems for tumors, including the development of external phased array antenna technology to focus radiated microwave energy deep into the central area of the body to treat deep tumors. He has also integrated this technology with magnetic resonance imaging to non-invasively monitor treatments within the patient's body.

         Hyrum A. Mead, MBA, has served as President and Chief Executive Officer of BSD since August 1999. Previously, he served five years as Vice President of Business Development at ZERO Enclosures, a leading manufacturer in the telecommunications, computer and aerospace enclosures industry and seven years as President of Electro Controls, a manufacturer of computer controlled power systems. Mr. Mead began his career in marketing with IBM where he was involved with the introduction of many new products.

         Gerhard W. Sennewald, Ph.D., has served as the President and Chief Executive Officer of Medizin-Technik GmbH of Munich, Germany, a firm which is engaged in the business of distributing hyperthermia equipment and diagnostic imaging equipment and services, from April 1985 to the present. In connection with his service to Medizin-Technik GmbH, Dr. Sennewald has been BSD's key European representative and distributor for 17 years.

         J. Gordon Short, M.D., served as President of Brevis Corporation, a privately-held medical products company that specializes in consumable specialty supplies and in hand hygiene products from 1978 to 2000, and has served as its 2 Chairman of the Board from 1978 to the present. From 1978 to 1982, Dr. Short served BSD as a Medical Director. In that capacity, he participated in the initial development and establishment of certain of BSD's products. He also previously served on BSD's Medical Advisory Board.

         Michael Nobel, Ph.D., has served as the Executive Chairman of the MRAB Group, a privately-held company that provides diagnostic imaging services, from 1991 to the present. From 1995 to the present, Dr. Nobel has served as the Chairman of the Board of the Nobel Family Society. From 1995 to the present, he also has served as Chairman of the American Non-Violence Project Inc., and has served as a consultant to Unesco in Paris and the United Nations Social Affairs Division in Geneva. Dr. Nobel participated in the introduction of magnetic resonance imaging as European Vice President for Fonar Corp.

         Douglas P. Boyd Ph.D., currently serves as Chairman of the Board of XLR Medical, Inc., as CEO of TeleSecurity Sciences, Inc., as Managing Director of Imaging Technology Ventures, Inc., and sits on the Board of Directors of Imaging Technology Group, Inc., TechniScan, Inc. and Health Address, Inc. He is internationally known as an expert in radiology and computed tomography ("CT") imaging systems, and has pioneered the development of fan-beam CT scanners, Xenon detector arrays and EBT scanners. Dr. Boyd has been awarded 13 U.S. patents. He is an Adjunct Professor of Radiology at the University of California, San Francisco, has published more than 100 scientific papers and is a frequent speaker at universities and symposiums.

Affirmative Determinations Regarding Director Independence
----------------------------------------------------------

         The Board of Directors has determined each of the following directors to be an "independent director" as such term is defined in Section 121A of the Rules of the American Stock Exchange:

         o    J. Gordon Short
         o    Douglas P. Boyd
         o    Michael Nobel

         In this annual report, these three directors are referred to individually as an "Independent Director" and collectively as the "Independent Directors."

Meetings and Committees of the Board of Directors
-------------------------------------------------

         During fiscal year 2005, our Board of Directors met four times and no director attended fewer than 75% of meetings of the Board or any of the Board committees of which a director was a member.

         The Board of Directors has formed the following committees:

         The Audit Committee. The Audit Committee, which held three meetings during fiscal year 2005, is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by the Board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. The Board of Directors adopted a written audit committee charter on February 25, 2005.

         The members of the Audit Committee are Messrs. Sennewald, Short and Nobel. The Audit Committee currently does not have an audit committee financial expert, but we are actively seeking one. All members of the Audit Committee are Independent Directors, except Mr. Sennewald.

         The Nominating Committee. We do not have a standing nominating committee. Each director participates in decisions relating to nominations for directors. The Board of Directors believes that, considering the size of the company and the Board of Directors, nominating decisions can be easily made on a case-by-case basis and there is no need for the added formality of a nominating committee. Based on criteria established by the AMEX relating to director independence, Messrs. Short, Boyd and Nobel are our only Independent Directors.

         The Board of Directors does not have an express policy with regard to the consideration of any director candidates since the Board believes that it can adequately evaluate nominees on a case-by-case basis. The Board has not previously received any recommendations for director candidates from stockholders, and has not adopted a formal process for considering director candidates who may be recommended by stockholders. However, our policy is to give due consideration to any and all such candidates, and in evaluating director nominees, the Board considers the appropriate size of the Board, the needs of the company, the skills and experience of its directors, and a candidate's familiarity with our industry. We do not pay fees to any third parties to assist it in identifying potential nominees.

         Although we do not have a formal policy regarding attendance by directors at the our annual meeting, we encourage directors to attend. The Board will give consideration during the upcoming year to establishing a formal policy so as to maximize attendance by directors, taking into account the directors' schedules and the timing requirements of applicable law. At our last annual meeting, held January 14, 2005, all directors were in attendance.

         The Compensation Committee. We have a standing compensation committee consisting of Messrs. Sennewald, Short and Nobel, who are all Independent Directors. The Compensation Committee met once during the 2005 fiscal year. Its functions are: (i) to review, and make recommendations to the Board of Directors regarding the salaries, bonuses and other compensation of our executive officers; and (ii) to review and administer any stock option plan, stock purchase plan, stock award plan and employee benefit plan or arrangement established by the Board of Directors for the benefit of the executive officers, employees and the independent directors of the Company.

Communications with Directors
-----------------------------

         We have not adopted a formal process for stockholder communications with the Board. Nevertheless, we have tried to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe our responsiveness to stockholder communications to the Board has been good.

Executive Officers
------------------

         The following table presents information as of August 31, 2005 regarding the current executive officers of the Company:

         Name        Age                    Position
         ----        ---                    --------

Paul F. Turner       58            Chairman of the Board, Senior VP and Chief
                                   Technology Officer

Hyrum A. Mead        58            President and CEO

         Information on the business background of Paul F. Turner and Hyrum A. Mead is set forth above under the caption "Composition of the Board."

Section 16(a) Beneficial Ownership Reporting and Compliance
-----------------------------------------------------------

         Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2005 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Significant Employees
---------------------

         In addition to the officers and directors identified above, the Company expects the following individuals to make significant contributions to the Company's business during fiscal 2005:

         Dixie Toolson Sells has served as Vice President of Regulatory Affairs of BSD since December 1994. Ms. Sells served as Administrative Director of BSD from 1978 to 1984, as Director of Regulatory Affairs from 1984 to September 1987, and as Vice President of Regulatory Affairs from September 1987 to October 1993. She served as Director of Regulatory Affairs from October 1993 to December 1994. She served as Corporate Secretary from 1994 to 2002. Ms. Sells also serves on the Board of Directors of the Intermountain Biomedical Association.

         Ray Lauritzen served as Field Service Manager of BSD from 1982 to January 1988 and has served as Vice President of Field Service Operations from January 1988 to the present.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information regarding all compensation earned by Paul Turner, our Senior Vice President and Chief Technology Officer, and Hyrum Mead, our President, for services rendered to us during fiscal 2005, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation
                                                                        ----------------------------- -------------
                                                                                   Awards               Payouts
                                                    Annual              ----------------------------- -------------
                                              Compensation(1)                            Securities
                                         ---------------------------     Restricted     Underlying        LTIP        All Other
                               Year        Salary          Bonus        Stock awards     Options        Payouts     Compensation
                              -------    -----------     -----------    ------------- --------------- ------------- --------------
Hyrum A.  Mead,                2005        $165,000            $500                                          --            --
 President and CEO             2004         148,325             400                     400,000 (1)
                               2003         125,000             400

Paul Turner,                   2005        $155,000            $500                                   $             $
 Senior Vice President,        2004         149,990             400                     300,000              --            --
 Chief Technology Officer      2003         145,000             400

_________________________

(1) There were no stock options granted to Messrs. Turner or Mead in fiscal 2005. There were stock options granted to Messrs. Turner of 300,000 and Mead of 400,000 during fiscal 2004 for BSD Medical Common Stock.

         In fiscal 2005, Mr. Turner exercised 180,953 stock options and Mr. Mead exercised 25,000 stock options. No stock options were exercised during fiscal year 2004 by Messrs. Turner or Mead.

Compensation of Directors
-------------------------

         Director compensation is determined pursuant to the 1998 Director Stock Plan ("Director Stock Plan"). The Director Stock Plan currently provides each non-employee director with an annual cash retainer of $20,000 (the "Annual Retainer") and an option to acquire 25,000 shares of the Company's common stock at an exercise price equal to eighty-five percent (85%) of the fair market value of the common stock as of the date of the grant (the "Option"). Of the Annual Retainer, a cash payment of $10,000 is made in arrears to each non-employee director, payable in equal installments of $5,000 each on March 1 and September 1 of each year in which each non-employee director continues to serve as a member of the Board. The portion of the Annual Retainer not paid in cash is paid in the form of common stock (the "Common Stock Payments"). The total number of shares of common stock included in each Common Stock Payment will be determined by dividing the amount of the Annual Retainer that is to be paid in common stock by the fair market value of a share of common stock. The fair market value of the common stock is determined by the Board. The Common Stock Payments are paid on March 1 and September 1 of each year. The Company has reimbursed directors for out-of-pocket expenses incurred in attending Board meetings. Paul F. Turner and Hyrum A. Mead are the only members of the Board of Directors who are employed by the Company. Messrs. Turner and Mead do not receive separate compensation for services performed as directors.

   AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2005 AND YEAR-END OPTION VALUES

                                                                  Number of Shares
                                                                     Underlying                Value of Unexercised
                                                               Unexercised Options at         In-the-Money Options at
                                                                  August 31, 2005                 August 31, 2005
                                                             ---------------------------    ----------------------------
                        Shares Acquired        Value
                          on Exercise         Realized       Exercisable  Unexercisable     Exercisable   Unexercisable
                        -----------------    -----------     ------------ --------------    ------------- --------------
Paul F.  Turner, Sr.      180,953              $398,097        100,000      200,000           $  539,000     $1,078,000
 VP and Chief
 Technology Officer

Hyrum A.  Mead,            25,000              $ 55,750        428,333      266,667           $2,308,714     $1,437,336
 President and CEO

______________________________________

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

         We entered into an employment agreement with Mr. Turner dated November 2, 1988. The agreement provides that Mr. Turner's salary will be based upon a reasonable mutual agreement. The agreement provides that if Mr. Turner's employment is involuntarily terminated, he will receive severance pay for a one-year period, which pay includes an extension of all of his rights, privileges and benefits as an employee (including medical insurance). The one-year severance pay shall be equal to Mr. Turner's regular salary for the 12-month period immediately prior to the termination. The agreement also requires us to pay Mr. Turner for any accrued, unused vacation at the time of termination. We are also obligated to pay Mr. Turner $1,000 (or the equivalent value in stock options) for each newly issued patent obtained by us as a result of Mr. Turner's efforts (Mr. Turner receives only $500 if multiple inventors are involved). Mr. Turner's agreement includes a non-competition covenant prohibiting him from competing with us for one year following his termination. We may continue the non-competition period for up to four additional years by notifying Mr. Turner in writing and by continuing the severance payments for the additional years during which the non-competition period is extended.

Code of Ethics
--------------

         We have adopted a Code of Ethics that applies to all employees, including our principal executive officers. Our Code of Ethics is available on our website (www.BSDMedical.com) on our investor information webpage. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on our website.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of November 16, 2005, the beneficial ownership of our outstanding common stock by:

         o each person (including any group) known to us to own more than 5% of any class of our common stock,
         o    each of our executive officers,
         o    each of our directors, and
         o    all executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. For purposes of calculating the percentages shown in the table, each person listed is deemed to beneficially own any shares issuable on the exercise of vested options and warrants held by that person that are exercisable within 60 days after November 10, 2005. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage calculation of beneficial ownership is based on 20,543,963 shares of common stock outstanding as of November 10, 2005. Except as otherwise noted, the address of each person listed on the following table is 2188 West 2200 South, Salt Lake City, Utah 84119.

                                            Number of Shares        Percent of
Name of Person or Group                    Beneficially Owned          Class
----------------------------------------  ----------------------    ------------
Dr. Gerhard W. Sennewald (1)                       6,874,948          33.34%

Paul F. Turner (2)                                 1,992,195           9.65%

Hyrum A. Mead (3)                                    529,920           2.50%

Dr. J. Gordon Short (4)                              246,067           1.19%

Dr. Michael Nobel (5)                                216,067           1.04%

[Douglas P. Boyd]                                      1,250               *

John E. Langdon (6)                                1,295,010           6.30%

All Executive Officers and Directors               9,860,447          48.00%
      as a Group (6 persons) (7)

*    Less than 1%.

(1) Includes 75,000 shares subject to options. Does not include 500,000 shares held by Dr. Sennewald's spouse, for which he disclaims beneficial ownership.

(2)      Includes 100,000 shares subject to options.

(3)      Includes 428,333 shares subject to options.

(4)      Includes 125,000 shares subject to options.

(5)      Includes 125,000 shares subject to options.

(6) Includes 351,862 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee. Does not include 50,000 shares held by Mr. Langdon's spouse, for which he disclaims beneficial ownership. Mr. Langdon's address is: 2501 Parkview Drive, Suite 500, Fort Worth, TX 76102.

(7)      Includes 853,333 shares subject to options.

                      EQUITY COMPENSATION PLAN INFORMATION

         We have two equity compensation plans, our 1998 Employee Stock Option Plan and our 1998 Director Stock Plan, both of which were approved by our stockholders. Shown below on an aggregate basis is a summary of equity compensation plan information with respect to our equity compensation plans as of August 31, 2005:

                                                                                    Number of securities remaining
                              Number of securities                                   available for future issuance
                               to be issued upon          Weighted-average          under equity compensation plans
                                  exercise of            exercise price of        (excluding securities reflected in
       Plan Category          outstanding options       outstanding options                    column 1)
       -------------          -------------------       -------------------       ----------------------------------
Equity compensation plans
     approved by security
     holders(1)                      2,225,919                  $1.09                        1,077,814(2)

Equity compensation plans
     not approved by
     security holders                      ---                    ---                              ---
                             -----------------------    ---------------------     ------------------------------------

       Total                         2,225,919                  $1.09                        1,077,814
                             =======================    =====================     ====================================

(1) Consists of the Company's 1987 Stock Option Plan, 1998 Stock Incentive Plan and 1998 Director Stock Plan. No further options will be issued under the 1987 Stock Option Plan.

(2) Consists of 322,700 shares under the 1998 Stock Incentive Plan and 378,875 shares under 1998 Director Stock Plan available for future issuance, other than upon exercise of an option, warrant or right.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         TherMatrx, Inc. We manufactured, assembled and tested for TherMatrx, Inc. its TMx-2000 thermotherapy system and supplied TherMatrx with equipment components used for its TMx-2000 system in fiscal 2003 and 2004. We had also provided regulatory compliance and other consulting services to TherMatrx. In fiscal 2004, the Company had sales to TherMatrx of $99,502. In fiscal 2003, the Company had sales to TherMatrx of $1,391,433 and received royalty payment of $63,500 from TherMatrx. The Company was a stockholder of TherMatrx, as were each of our executive officers and directors individually, at the time TherMatrx was sold to AMS in July 2004. At the time of the sale, our executive officers and directors owned the following number of shares of TherMatrx common stock: Hyrum Mead, 45,000; Paul Turner, 45,000; Gerhard Sennewald, 30,000; J. Gordon Short, 10,000; Michael Nobel, 10,000. Our executive officers and directors owned less than 10% of the equity interest in TherMatrx.

         Medizin-Technik GmbH. We supply equipment components to Medizin-Technik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe. Medizin-Technik purchases equipment, which it installs, and components to service our hyperthermia therapy systems that it sells to its customers in Europe. We had revenue of approximately $981,336 in fiscal 2005 from the sale of systems and various component parts sold to Medizin-Technik. During fiscal 2004, we had sales of approximately $912,690 to Medizin-Technik. Dr. Gerhard W. Sennewald, one of our directors and significant stockholders, is the President and Chief Executive Officer of Medizin-Technik and its sole stockholder.

ITEM 13.  EXHIBITS.

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

10.7 Lease Agreement dated December 5, 1997, between BSD Medical Corporation and Alcoh Development, Inc., Alan S. Cohen, Orlene H. Cohen, and Reelman Investments, L.C. Incorporated by reference to Exhibit 10.5 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.8 Lease Extension Agreement and Contract to Purchase dated November 1, 2002 between BSD Medical Corporation and Alcoh Development, Inc., Alan
         S. Cohen, Orlene H. Cohen, and Reelman Investments, L.C. Incorporated by reference to Exhibit 10.6 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.9 Employment Agreement dated August 10, 1999 between BSD Medical Corporation and Hyrum A. Mead. Incorporated by reference to Exhibit
         10.7 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.10 Employment Agreement dated November 2, 1988 between BSD Medical Corporation and Paul F. Turner. Incorporated by reference to Exhibit
         10.8 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.11 Agreement dated May 27, 1994 between BSD Medical Corporation and Medizin Technik GmbH. Incorporated by reference to Exhibit 10.9 to BSD Medical Corporation's Registration Statement on Form SB-2 filed January 27, 2004.

10.12 Agreement and Plan of Merger dated June 15, 2004 by and among American Medical Systems, Inc., Leio Acquisition Corp., TherMatrx, Inc., TherMatrx Investment Holdings, LLC and BSD Medical Corporation. Incorporated by reference to Exhibit 10.11 to BSD Medical Corporation's Amendment No. 2 to Registration Statement on Form SB-2 filed July 15, 2004.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table presents fees for professional services rendered by Tanner LC for the audit of our annual financial statements for the fiscal years ending August 31, 2005 and August 31, 2004 and fees billed for other services rendered by Tanner LC during those periods.

                                   Fiscal 2005                 Fiscal 2004
                                --------------------      ----------------------
       Audit Fees(1)                        $52,619                     $26,890
       Audit-Related Fees(2)                  5,902                      15,281
       Tax Fees(3)                           23,075                      11,563
       All Other Fees(4)                      1,560                       5,527
                                --------------------      ----------------------

       Total                                $83,156                     $59,261
                                ====================      ======================
_________________________

(1) Audit Fees consist of fees billed for the annual audits and quarterly reviews.

(2) Audit-Related Fees consist of fees billed for various SEC filings and accounting research.

(3) Tax Fees consist of fees billed for tax consultation and assistance in the preparation of tax returns.

(4) All Other Fees consist of fees for edgarization of SEC filings and miscellaneous fees.

Pre-Approval Policies
---------------------

         The Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent registered public accounting firm and subsequently reviewed the actual fees and expenses paid to Tanner LC. The Audit Committee has determined that the fees paid to Tanner LC for non-audit services are compatible with maintaining Tanner LC's independence as our independent registered public accounting firm.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BSD MEDICAL CORPORATION


Date:  November 29, 2005                 By:    /s/ Hyrum A. Mead
                                            ----------------------
                                              Hyrum A. Mead
                                              President, CEO and Member
                                              of the Board of Directors
                                              (principal executive
                                              officer)


Date:  November 29, 2005                 By:    /s/ Dennis Bradley
                                            ----------------------
                                              Dennis Bradley
                                              Controller
                                              (principal financial and
accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 29, 2005                 By:    /s/ Paul F. Turner
                                            ----------------------
                                              Paul F. Turner
                                              Chairman of the Board,
                                              Senior Vice President and
                                              Chief Technology Officer


Date:  November 29, 2005                 By:    /s/ Hyrum A. Mead
                                             --------------------
                                              Hyrum A. Mead
                                              President, CEO and Member of the
                                              Board of  Directors (principal
                                              executive officer)


Date:  November 29, 2005                 By:    /s/ Gerhard W. Sennewald
                                              --------------------------
                                              Dr. Gerhard W. Sennewald
                                              Member of the Board of Directors


Date:  November 29, 2005                 By:    /s/ J. Gordon Short
                                              Dr. J. Gordon Short
                                              Member of the Board of Directors

Date:  November 29, 2005                 By:    /s/ Michael Nobel
                                             --------------------
                                              Dr. Michael Nobel
                                              Member of the Board of Directors

Date:  November 29, 2005                 By:    /s/ Douglas P. Boyd
                                             ----------------------
                                              Dr. Douglas P. Boyd
                                              Member of the Board of Directors