Form 10QSB
period 2005-11-30
BSD MEDICAL CORP
filed 2006-01-18
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 2005

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


               DELAWARE                                75-1590407
               --------                                ----------
        (State of Incorporation)           (IRS Employer Identification Number)


            2188 West 2200 South
            Salt Lake City, Utah                               84119
            --------------------                               -----
    (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (801) 972-5555

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 30, 2005, there were 20,543,963 shares of the Registrant's common stock, $0.001 par value per share, outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements-

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

                                 Assets                                            November 30,
                                 ------                                               2005
                                                                                -----------------
Current assets:
    Cash and cash equivalents                                                   $         158,235
    Available-for-sale securities                                                      18,255,878
    Receivables, net of allowance for doubtful accounts of $42,500                        599,747
    Related party receivables                                                              25,374
    Inventories, net                                                                    1,291,219
    Deferred tax asset                                                                    107,000
    Other current assets                                                                  155,492
                                                                                -----------------
           Total current assets                                                        20,592,945

Property and equipment, net                                                               274,440
Patents, net                                                                               22,659
                                                                                -----------------
                                                                                $      20,890,044
                                                                                =================

                  Liabilities and Stockholders' Equity
                  -------------------------------------

Current liabilities:
    Accounts payable                                                            $         347,245
    Accrued expenses                                                                      353,672
    Income taxes payable                                                                1,752,469
    Deferred revenue                                                                        4,434
                                                                                -----------------

           Total current liabilities                                                    2,457,820

Deferred tax liability                                                                      8,000
                                                                                -----------------

           Total liabilities                                                            2,465,820
                                                                                -----------------

Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000 authorized,
        no shares  issued and outstanding                                                       -
    Common stock, $.001 par value; authorized 40,000,000 shares; issued
      20,543,963 shares and outstanding 20,519,632 shares                                  20,545
    Additional paid-in capital                                                         24,404,264
    Deferred compensation                                                                (360,600)
    Common stock in treasury 24,331 shares, at cost                                          (234)
    Other comprehensive loss                                                              (24,539)
    Accumulated deficit                                                                (5,615,212)
                                                                                -----------------

           Net stockholders' equity                                                    18,424,224
                                                                                -----------------

                                                                                $      20,890,044
                                                                                =================

See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                Three Months
                                                                    Ended:
                                                      ---------------------------------
                                                         November          November
                                                         30, 2005         30, 2004
                                                      --------------    ---------------
Sales and service                                     $      509,881    $       250,779
Related party sales and service                               11,286              7,154
                                                      --------------    ---------------

           Total revenues                                    521,167            257,933
                                                      --------------    ---------------
Costs and expenses:
    Cost of sales                                            352,244            266,063
    Cost of sales to related parties                           5,256              4,308
    Research and development                                 230,165            182,513
    Selling, general and administrative                    1,054,114            380,500
                                                      --------------    ---------------

           Total costs and expenses                        1,641,779            833,384
                                                      --------------    ---------------

           Operating loss                                 (1,120,612)          (575,451)

Other income:
    Interest income                                          244,623             70,592
    Other income                                           5,882,925                523
                                                      --------------    ---------------

           Total other income                              6,127,548             71,115
                                                      --------------    ---------------

Net income (loss) before income taxes                      5,006,936           (504,336)
     Income tax expense                                    1,870,693                  -
                                                      --------------    ---------------
           Net income (loss)                          $    3,136,242    $      (504,336)
                                                      ==============    ===============


Net income (loss) per common share - basic            $          .15    $          (.03)
                                                      ==============    ===============

Net income (loss) per common share - diluted          $          .13    $          (.03)
                                                      ==============    ===============

Weighted average number of shares outstanding

       Basic                                              20,513,000         20,041,000
                                                      --------------    ---------------
       Diluted                                            22,145,000         20,041,000
                                                      --------------    ---------------


See accompanying notes to financial statements.

                            BSD MEDICAL CORPORATION
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                          Three Months
                                                                                            Ended:
                                                                              -----------------------------------
                                                                                  November            November
                                                                                  30, 2005            30, 2004
                                                                              ---------------     ---------------
Cash flows from operating activities:
    Net income (loss)                                                         $     3,136,242     $      (504,336)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                   34,309               9,043
       Stock compensation expense                                                         945              30,000
       Gain on sale of investment in TherMatrx                                     (5,882,925)                  -
       Amortization of deferred compensation                                           36,650               9,508
       (Increase) decrease in:
           Receivables                                                               (121,441)            (51,902)
           Inventories                                                               (156,866)            (53,672)
           Deferred tax asset                                                          (8,000)                  -
           Other current assets                                                       (22,751)             (3,350)
       Increase (decrease) in:
           Accounts payable                                                           234,432              34,752
           Accrued expenses                                                           105,296                   -
           Income taxes payable                                                     1,770,602            (151,907)
           Deferred revenue                                                            (2,894)            (10,114)
                                                                              ---------------     ---------------
              Net cash used in operating activities                           $      (876,401)          (691,978)
                                                                              ---------------     ---------------
Cash flows from investing activities:
    Proceeds from sale of investment in TherMatrx                                   5,882,925                   -
    Purchase of available-for-sale securities                                      (5,698,833)                  -
    Purchase of property and equipment                                               (133,435)            (21,040)
                                                                              ---------------     ---------------
              Net cash provided by (used in) investing activities                      50,657            (21,040)

Cash flows from by financing activities-
     Proceeds from sale of common stock                                                75,305             41,250
                                                                              ---------------     ---------------

Decrease in cash and cash equivalents                                                (750,440)           (671,768)
Cash and cash equivalents, beginning of period                                        908,674           9,697,154
                                                                              ---------------     ---------------
Cash and cash equivalents, end of period                                      $       158,235     $     9,025,386
                                                                              ===============     ===============

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

o The Company paid no cash for interest during the three months ended November 30, 2005 and 2004 and $108,091 and $0 for income taxes during the three months ended November 30, 2005 and 2004.

o The Company issued 170,000 and 100,000 stock options during the three month periods ended November 30, 2005 and 2004, respectively, which resulted in an increase to Deferred Compensation of $ 326,550 and $15,750, respectively.

o The Company had an income tax benefit from the exercise of stock options of $258,892 during the period ended November 30, 2005, which was recorded as an increase to additional paid-in capital and a reduction in income taxes payable.

o The Company had an unrealized loss of $61,478 during the period ended November 30, 2005 on available-for-sale securities.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements


Note 1.    Basis of Presentation

         The Condensed Balance Sheet as of November 30, 2005, the Condensed Statements of Operations and the Condensed Statements of Cash Flows for the three months ended November 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments to the books and accounts (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company have been made.

         Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the three month period ended November 30, 2005 is not necessarily indicative of the results to be expected for the full year.

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                        Three Months Ended November 30,
                                       ----------------------------------
                                              2005              2004
                                              ----              ----
Weighted average number of
   shares outstanding - basic               20,513,000        20,041,000
Dilutive effect of stock options             1,632,000                 -
                                       ---------------- -----------------
Weighted average number of
   shares outstanding - diluted             22,145,000        20,041,000*
                                       ================ =================

* Stock options were not included in the 2004 calculation since they would be anti-dilutive in that year.

Note 3.    Related Party Transactions

         During the three months ended November 30, 2005 and November 30, 2004, the Company had sales of $11,286 and $7,154, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent 2% and 3% of total sales.

         At November 30, 2005, receivables include $25,374 due from this entity.

Note 4.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. (APB 25), Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based
Compensation. Accordingly, the difference between the exercise price and the fair market value of the stock on the grant date has been recognized in the financial statements as expense. Had the Company's stock options been accounted for based on the fair value method of SFAS No. 123, the results of operations would have been reduced to the pro forma amounts indicated below for the three months ended November 30:

                                                      2005           2004
                                                   -----------------------------

Net income (loss) - as reported                    $    3,136,242  $   (504,336)

Add: Stock-based employee compensation
expense included in reported
net income, net of related tax effects                     36,650        15,750

Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related taxes              (158,738)     (103,089)
                                                   -----------------------------

Net income (loss) - pro forma                      $    3,014,154  $   (591,675)
                                                   -----------------------------

Basic net income (loss) per share - as reported    $          .15          (.03)
                                                   -----------------------------
Diluted net income (loss) per share - as reported  $          .13  $       (.03)
                                                   -----------------------------
Basic net income (loss) per share - pro forma                 .14          (.03)
                                                   -----------------------------
Diluted net income per share - pro forma           $          .13              -
                                                   -----------------------------

         The fair value of each stock option granted for the three months ended November 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:


                                                   -----------------------------
                                                        2005            2004
                                                   -----------------------------

Expected dividend yield                            $             - $           -
Expected stock price volatility                             75.5%            83%
Risk-free interest rate                                     4.02%          3.32%
Expected life of options                                4.8 years       10 years

         The weighted average fair value of options granted during the three months ended November 30, 2005 and 2004 was $3.75 and $1.20, respectively.

Note 5.  Gain on Sale of Investment in TherMatrx

         On July 15, 2004, the Company's investment in an unconsolidated subsidiary (TherMatrx) was sold to American Medical Systems, Inc. (AMS). The Company's portion of the initial payment from this sale, received in fiscal 2004, was approximately $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. During the quarter ended November 30, 2005, the Company received an additional payment from the sale of TherMatrx of $5,882,925, to bring the total received to date as November 30, 2005 to $21,409,756. This amount is recorded as a gain and has been reflected in "Other income" in the Statement of Operations.

Note 6.   Subsequent Event

         On December 2, 2005 the Company received an additional payment of approximately $5.7 million from the earnout of TherMatrx, Inc. The amount of the payment was based on the level of sales of TherMatrx products during the third calendar quarter of 2005. This brings the total payments collected by BSD from the sale of TherMatrx to over $27 million. This payment will be reflected in "other income" in the Company's Statement of Operations for the quarter ending February 28, 2006.

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

General

         We develop, manufacture, market and service systems that deliver precision-focused radio frequency (RF) and microwave energy into diseased sites of the body, heating them to specified temperatures as required by a variety of medical therapies. Our business objectives currently are to commercialize our products developed for the treatment of cancer and to further expand our developments to treat other diseases and medical conditions.

         While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for much of the technology that has successfully created a substantial new medical industry using that therapy. In accordance with our strategic plan, we sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide what we project to be over a $30 million payout in funding that we can utilize for commercializing our systems used in the treatment of cancer and in achieving other business objectives.

         In spite of the advances in cancer treatment technology, over 40% of cancer patients continue to die from the disease in the United States, and cancer has now surpassed heart disease as the number one killer from all causes of death in the United States. Commercialization of our systems used to treat cancer (the BSD-2000 and BSD-500 families of products) is our most immediate business objective. Our cancer therapy systems are used in combination with existing cancer treatments to kill cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms. Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, chestwall, head, neck, bladder, cervix, colon/rectum, esophagus, liver, pancreas, brain, bone, stomach and lung, including soft tissue sarcoma, melanoma, carcinoma, and basal cell carcinoma.

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

         We have received FDA approval to market our commercial version of the BSD-500 and are in the late stages of preparing our submission for FDA approval to sell the BSD-2000 in the United States. We have designed our cancer treatment systems such that together they are capable of providing complementary therapy for treatment of most solid tumors located in the body.

         Our common stock trades on the American Stock Exchange ("AMEX") under the symbol "BSM."

         Our accumulated deficit since inception decreased from $8,751,454 as of August 31, 2005 to $5,615,212 as of November 30, 2005 due to net income recorded during the three months ended November 30, 2005. We recorded after tax net income for the first three months of fiscal 2006 of $3,136,242.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, the providing of manufacturing services, training and support services. Product sales were $445,825 and $215,458 for the three months ended November 30, 2005 and 2004, respectively. Service revenue was $75,341 and $42,475 for the three months ended November 30, 2005 and 2004, respectively.

         In the first quarter of fiscal 2006, we earned $509,881 or 98%, of our revenue from sales to unrelated parties. These revenues consisted of product sales of $445,825, consulting services of $4,645, service contracts of $5,594, probes of $17,923 and other miscellaneous revenue of $35,894.

         Cost of sales for the first quarter of fiscal 2006, include raw materials and labor costs of $222,728 and overhead of $134,772. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

Critical Accounting Policies and Estimates
------------------------------------------

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

         Revenue Recognition. Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point; therefore, shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most system sales do not include installation. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of cancer treatment systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return, except in cases where the product does not function as warranted by us. We provide a reserve allowance for estimated returns. To date, returns have not been significant.

         Revenue from manufacturing services is recorded when an agreement with the customer exists for such services, the services have been provided, and collection is reasonably assured. Revenue from training services is recorded when an agreement with the customer exists for such training, the training services have been provided, and collection is reasonably assured. Revenue from service support contracts is recognized on a straight-line basis over the term of the contract.

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

         Inventory Reserves. As of November 30, 2005, we recorded a reserve for potential inventory impairment of $80,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. We have projected no orders to be placed with us for TherMatrx systems, and do not project a requirement for any inventory impairment based on this decline.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. Our allowance for doubtful accounts at November 30, 2005 was $42,500. Bad debt expense for the period ended November 30, 2005 was $0. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients.

Results of Operations
---------------------

Three Months Ended November 30, 2005 Compared to the Three Months Ended November 30, 2004

         Revenue. Revenue for the three months ended November 30, 2005 was $521,167 compared to $257,933 for the three months ended November 30, 2004, an increase of $263,234, or approximately 102%. The increase in total revenue was primarily due to an increase in sales to unrelated parties. Our revenue can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Related Party Revenue. We earned $11,286, or approximately 2%, of our revenue in the three months ended November 30, 2005 from sales to related parties as compared to $7,154 or 3%, in the three months ended November 30, 2004. All of the related party revenue in the 2005 period was from sales of component parts to Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in the revenue from period to period.

         Non-related Party Revenue. In the three months ended November 30, 2005, we earned $509,881or 98%, of our revenue from sales to unrelated parties, as compared to approximately $250,779, or 97%, for the three months ended November 30, 2004. These revenues consisted of product sales of $445,825, consulting services of $4,645, service contracts of $5,594, probes of $17,923 and other miscellaneous revenue of $35,894.

         Gross Profit. Gross profit for the three months ended November 30, 2005 was $163,667 or 31.4% as compared to $(12,438), or (5)%, of total product sales for the three months ended November 30, 2004. Because we have not had employee layoffs due to the specialized nature of our employees and because of the fixed costs associated with production, as our sales declined in the fiscal 2005 period, it resulted in an increase in our costs for inventory and a decline in gross profit percentage. As sales volumes increased, our employees were more utilized, thus increasing our gross profit percentage for the three months ended November 30, 2005.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $1,054,114 in the three months ended November 30, 2005, from $380,500 for the three months ended November 30, 2004, an increase of $673,614 or 177%. This increase was primarily due to an increase in sales and marketing costs of $413,853 supporting new product sales. We also incurred higher consulting costs related to preparation of FDA submissions, higher legal and accounting costs and an increase in compensation expense related the issuance of stock options. Payroll costs also increased as a result of wage and salary raises, the addition of new employees and fewer BSD employees working as consultants for TherMatrx.

         Research and Development Expenses. Research and development expenses were $230,165 for the three months ended November 30, 2005, as compared to $182,513 for the three months ended November 30, 2004, an increase of $47,652, or 26%, primarily due to an increase in payroll and consulting costs. Research and development expenses for the period ended November 30, 2005 related primarily to new product developments and the conversion of systems software to foreign languages for international use.

         Interest income. Interest income increased to $244,623 for the three months ended November 30, 2005 as compared to $70,592 for the three months ended November 30, 2004 due to the significantly higher levels of cash and available-for-sale securities resulting from the sale of our investment in TherMatrx.

         Net income (loss). The increase in net income for the three months ended November 30, 2005 was $3,136,242 after an income tax expense of $1,870,693, as compared with a net loss of $504,336 for the three months ended November 30, 2004. The increase in the net income was primarily due to a payment of $5,882,925 received during the period ended November 30, 2005 from the sale of our investment in TherMatrx and the increase in interest income.

Liquidity and Capital Resources
-------------------------------

         Our accumulated deficit since inception decreased from $8,751,454 as of August 31, 2005 to $5,615,212 as of November 30, 2005, due to net income recorded during the first three months of fiscal 2006. We have historically financed our operations through cash from operations, licensing of technological assets, issuance of common stock and through the sale of our investment in TherMatrx. We have received additional payments and expect to receive additional payments-- as a result of the sale of our TherMatrx shares. These payments were contingent on the product sales that TherMatrx achieved through December 31, 2005. We believe these payments and the payments yet to be received will contribute significantly to our future capital resources.

         During the three months ended November 30, 2005, we used $876,401 in operating activities. The cash used in operating activities was mainly the result of net income of $3,136,242, adjusted by an increase in income taxes payable of $1,770,602, an increase in accrued expenses of $105,296, an increase in accounts receivable of $121,441, and an increase in inventory of $156,866. Our investing activities for the three months ended November 30, 2005 generated net cash of $50,656, relating mainly to the proceeds received from the sale of our investment in TherMatrx, offset by the purchase of certain property and equipment of $133,435. Total cash decreased from $908,674 at August 31, 2005 to $158,235 at November 30, 2005, primarily as a result of cash used in operations and an increase in investments.

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

         We expect to incur additional expenses related to the commercial introduction of our systems, due to additional participation at trade shows, expenditures on publicity, additional travel, increased sales salaries and commissions and other related expenses. In addition, we anticipate that we will incur increased expenses related to seeking governmental and regulatory approvals for our products, during fiscal 2006 in excess of fiscal 2005.

         We believe our current cash, investments and cash received from the sale of our TherMatrx shares will be sufficient to finance our operations through fiscal 2006.

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our anticipated financial performance and business plan;
         o    our  expectations  regarding the  commercial  introduction  of our systems;
         o our expectations and efforts regarding receipt of FDA approvals relating to the BSD-2000 system;
         o    our  technological  developments  for  the  BSD-500  and  BSD-2000 systems;
         o our ability to successfully develop our technology for new applications and the expense of such developments;
         o    our development or acquisition of new technologies;
         o our estimation of our portion of the total payout from this sale of TherMatrx;
         o the amount of expenses we will incur for the commercial introduction of our systems;
         o the amount of expenses we will incur for governmental and regulatory, including FDA, approvals;
         o our expectation that related party revenue will continue to be a significant portion of our total revenue;
         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts;
         o our assumption that we will receive contingent payments, and the amount of such payments, in connection with the sale of our ownership in TherMatrx to AMS; and
         o our anticipated use of proceeds from the sale of our investment in TherMatrx to AMS.

         We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled "Risk Factors" included in our Annual Report on Form 10-KSB for the year ended August 31, 2005 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.   Controls and Procedures

         a. Evaluation of disclosure controls and procedures.

         Under the  supervision  and with the  participation  of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In connection with the completion of its review of our financial statements for the fiscal quarter ended November 30, 2005, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting. The deficiencies related to the preparation and appropriate presentation of the statement of cash flows, the provision for income taxes and related income tax footnote disclosures, and the appropriate accounting for stock options issued for services. These deficiencies were detected in the review process and have been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal control over financial reporting and accounting for stock-based compensation and income taxes and related disclosures in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee and to our auditors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, BSD Medical Corporation, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BSD MEDICAL CORPORATION



Date:    January 17, 2006              /s/ Hyrum A. Mead
                                       -----------------
                                       President (principal executive officer)

Date:    January 17, 2006              /s/ Dennis E. Bradley
                                       ---------------------
                                       Controller (principal financial officer)