Form 10QSB
period 2006-02-28
BSD MEDICAL CORP
filed 2006-04-14
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 2006

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


                Delaware                                 75-1590407
----------------------------------------    ------------------------------------
        (State of Incorporation)            (IRS Employer Identification Number)

          2188 West 2200 South
          Salt Lake City, Utah                             84119
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (801) 972-5555

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 28, 2006, there were 20,740,296 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements-

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)


                                 Assets                          February 28,
                                                                     2006
                                                              ------------------
Current assets:
    Cash and cash equivalents                                $          671,489
    Available-for-sale securities                                    22,558,649
    Receivables, net of allowance for
      doubtful accounts of $42,500                                      306,424
    Related party receivables                                           176,926
    Inventories, net                                                  1,355,654
    Deferred tax asset                                                  298,000
    Other current assets                                                 76,532
                                                              ------------------
           Total current assets                                      25,443,674

Property and equipment, net                                             293,729
Patents, net                                                             22,190
                                                              ------------------
                                                             $       25,759,593
                                                              ==================

                  Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                         $          234,566
    Accrued expenses                                                    530,836
    Income taxes payable                                              2,924,697
    Deferred revenue                                                      7,107
                                                              ------------------

           Total current liabilities                                  3,697,206

Deferred tax liability                                                    8,000
                                                              ------------------

           Total liabilities                                          3,705,206
                                                              ------------------

Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
        authorized, no shares  issued and outstanding                        -
    Common stock, $.001 par value; authorized
      40,000,000 shares; issued 20,740,296 shares and
      outstanding  20,715,965 shares                                     20,741
    Additional paid-in capital                                       24,779,702
    Deferred compensation                                              (340,950)
    Common stock in treasury 24,331 shares, at cost                        (234)
    Other comprehensive income                                           28,661
    Accumulated deficit                                              (2,433,533)

                                                              ------------------

           Net stockholders' equity                                  22,054,387
                                                              ------------------

                                                             $       25,759,593
                                                              ==================
See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION


                       Condensed Statements of Operations
                                   (Unaudited)
              Periods ended February 28, 2006 and February 28, 2005


                                                            Three Months                        Six Months
                                                               Ended:                             Ended:
                                                  ---------------------------------  ---------------------------------
                                                   February 28,    February 28,       February 28,    February 28,
                                                       2006              2005             2006              2005
                                                  ---------------  ----------------  ---------------  ----------------
Sales                                            $     242,790    $     226,507     $     752,090    $     477,286
Related party sales                                    196,586          488,906           208,453          496,060
                                                  ---------------  ----------------  ---------------  ----------------

           Total sales                                 439,376          715,413           960,543          973,346
                                                  ---------------  ----------------  ---------------  ----------------
Costs and expenses:
    Cost of sales                                      242,333          184,629           594,576          450,693
    Cost of related party sales                         61,398          190,330            66,654          194,637
    Research and development                           334,739          191,283           564,904          374,880
    Selling, general, and administrative             1,169,707          459,280         2,223,822          838,698
                                                  ---------------  ----------------  ---------------  ----------------

           Total costs and expenses                  1,808,177        1,025,522         3,349,956        1,858,908
                                                  ---------------  ----------------  ---------------  ----------------

           Operating loss                           (1,368,801)        (310,109)       (2,489,413)        (885,562)

Other income
    Interest income                                    304,590           86,905           549,213          157,498
    Other income                                     5,932,361        1,094,406        11,815,286        1,094,929
                                                  ---------------  ----------------  ---------------  ----------------

           Total other income:                       6,236,951        1,181,311        12,364,499        1,252,426
                                                  ---------------  ----------------  ---------------  ----------------
           Income before income taxes                4,868,150          871,202         9,875,086          366,865
Income tax provision                                (1,686,471)               -        (3,557,164)               -
                                                  ---------------  ----------------  ---------------  ----------------
           Net income                            $   3,181,679    $     871,202     $   6,317,922    $     366,865
                                                  ===============  ================  ===============  ================

Net income per common and common equivalent
    Basic                                        $         .15    $         .04     $         .30    $         .02

    Diluted                                      $         .14    $         .04     $         .28    $         .02
                                                  ---------------  ----------------  ---------------  ----------------

Weighted average number of shares outstanding,
    Basic                                           20,575,000       20,136,000        20,556,000       20,060,000
                                                  ---------------  ----------------  ---------------  ----------------
    Diluted                                         22,046,000       21,530,000        22,123,000       21,233,000
                                                  ---------------  ----------------  ---------------  ----------------



See accompanying notes to financial statements.

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six Months
                                                                                      Ended:
                                                                     ------------------------------------
                                                                       February 28,       February 28
                                                                           2006               2005
                                                                     ----------------   -----------------
Cash flows from operating activities:
    Net income                                                      $  6,317,922       $    366,865
    Adjustments to reconcile net income to net cash used in
      operating activities:
       Depreciation and amortization                                      43,588             24,150
       Stock compensation expense                                         18,050             30,000
       Gain on sale of investment in TherMatrx                       (11,550,120)                 -
       Amortization of deferred compensation                              56,300              9,508
       (Increase) decrease in:
           Receivables                                                    20,330           (531,736)
           Inventories                                                  (221,301)          (154,226)
           Deferred tax asset                                           (199,000)                 -
           Other current assets                                           56,208           (126,293)
       Increase (decrease) in:
           Accounts payable                                              121,753            163,457
           Accrued expenses                                              282,460                  -
           Income taxes payable                                        3,239,505           (214,232)
           Deferred revenue                                                 (221)           (17,666)
                                                                     ----------------   -----------------
              Net cash used in operating activities                   (1,814,527)          (450,172)
                                                                     ------------------------------------

Cash flows from investing activities:
    Proceeds from sale of investment in TherMatrx                     11,550,120                  -
    Purchase of available-for-sale securities                         (9,948,404)                 -
    Purchase of property and equipment                                  (161,535)           (49,324)
                                                                     ----------------   -----------------
            Net cash provided by (used in) investing activities        1,440,181            (49,324)

Cash flows from by financing activities-
     Proceeds from exercise of stock options                             137,160             53,700
                                                                     ------------------------------------

Change in cash and cash equivalents                                      (237,185)          (445,796)
Cash and cash equivalents, beginning of period                            908,674          9,697,154
                                                                     ------------------------------------
Cash and cash equivalents, end of period                            $     671,489      $   9,251,358
                                                                     ====================================


     Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

o The Company paid no cash for interest during the six months ended February 28, 2006 and 2005 and $392,311 and $0 for income taxes during the six months ended February 28, 2006 and 2005.

o The Company issued 265,000 and 100,000 stock options during the six month periods ended February 28, 2006 and 2005, respectively, which resulted in an increase to Deferred Compensation of $363,200 and $15,750, respectively.

o The Company had an income tax benefit from the exercise of stock options of $555,567 during the six months ended February 28, 2006, which was recorded as an increase to additional paid-in capital and a reduction in income taxes payable.

o The Company had an unrealized loss of $8,278 during the six months ended February 28, 2006 on available-for-sale securities.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements




Note 1.    Basis of Presentation

         The accompanying unaudited condensed financial statements of BSD Medical Corporation as of February 28, 2006 and for the three and six months ended February 28, 2006 and 2005, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended August 31, 2005.

         All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of February 28, 2006 and our results of operations, financial position and changes therein for the three and six months ended February 28, 2006 and 2005 have been included. The results of operations for the three and six months ended February 28, 2006 may not be indicative of the results for the year ending August 31, 2006.

Note 2.  Recent accounting pronouncements

         The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB 25. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), "Share-Based Payment," which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

         The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and net loss per common share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed in
Note 6 below. Although the pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method (as described below) chosen for adopting SFAS 123R.

         SFAS 123R will be effective for the Company beginning September 1, 2006, and requires the use of either the Modified Prospective Application Method or the Modified Retrospective Method. Under the Modified Prospective Method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Alternatively, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

         On April 15, 2005, the SEC issued release No. 33-8568, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for SFAS 123R." The amended rule permits calendar year registrants subject to oversight by the SEC to implement SFAS 123R at the beginning of its next fiscal year. The Company will implement SFAS 123R at the beginning of its next fiscal year (September 1, 2006).

         In March, 2005, the SEC issued SAB No. 107 to simplify some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation costs, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principles. SFAS 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

Note 3.  Net Income Per Common Share

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                              Three Months Ended                  Six Months Ended
                                                 February 28,                       February 28,
                                             2006             2005              2006             2005
                                             ----             ----              ----             ----
Weighted average number of
   shares outstanding - basic               20,575,141        20,136,000        20,555,998       20,060,000

Dilutive effect of stock options             1,471,046         1,394,000         1,578,780        1,173,000
                                            ----------        ----------        ----------       ----------
Weighted average number of
   shares outstanding - diluted             22,046,187        21,530,000        22,123,000       21,233,000
                                       ================ ================= ================= ================

Note 4. Inventories

         Inventories consisted of the following as of February 28, 2006:


         Raw materials                                        $      713,109
         Work in process                                             722,545
         Reserve for obsolete inventory                              (80,000)
                                                              --------------
                                                              $    1,355,654
                                                              ==============

Note 5.    Related Party Transactions

         During the six months ended February 28, 2006 and February 28, 2005, the Company had sales of $208,453 and $496,060, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent 21.7% and 51% of total sales.

Note 6.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based
Compensation. Accordingly, the difference between the exercise price and the fair market value of the stock on the grant date has been recognized in the financial statements as expense. Had the Company's stock options been accounted for based on the fair value method of SFAS No. 123, the results of operations would have been reduced to the pro forma amounts indicated below for the - -periods indicated below:

                                                                  Six Months Ended        Three Months Ended
                                                                   February 28,              February 28,
                                                                2006         2005          2006         2005
                                                            ----------------------------------------------------
Net income as reported                                      $ 6,317,922   $  366,865   $  3,181,679   $  871,202

Add:  Stock based employee compensation expense included
in reported net income net of related tax effects           $    56,300        9,508         19,650            -

Deduct:  Total stock based employee compensation expense
determined under fair value based method for all awards,
net of related taxes                                        $  (170,798)    (103,089)             -            -
                                                            ----------------------------------------------------

Net income - pro forma                                        6,203,424   $  273,284   $  3,201,329   $  871,202

Basic income per share as reported                          $       .30   $      .02   $        .15   $      .04
                                                            ----------------------------------------------------
Diluted income per share as reported                        $       .28   $      .02   $        .14   $      .04

Basic income per share -  pro-forma                         $       .30   $      .02   $        .16   $      .04
                                                            ----------------------------------------------------
Diluted income per share - pro forma                        $       .28   $      .01   $        .14   $     $.04
                                                            ----------------------------------------------------

         The fair value of each stock option granted for the six months ended February 28, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:


                                         ----------------------------------
                                                     2006             2005
                                         ----------------------------------

Expected dividend yield                   $             - $              -
Expected stock price volatility                       75%              84%
Risk-free interest rate                             4.10%            3.32%
Expected life of options                       4.84 years         10 years

         The weighted average fair value of options granted during the six months ended February 28, 2006 and 2005 was $3.56 and $1.20, respectively.

Note 7.  Gain on Sale of Investment in TherMatrx

         On July 15, 2004, the Company's investment in an unconsolidated subsidiary (TherMatrx) was sold to American Medical Systems, Inc. (AMS). The Company's portion of the initial payment from this sale, received in fiscal 2004, was approximately $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. During the quarter ended February 28, 2006, the Company received an additional payment from the sale of TherMatrx of $5,667,196, to bring the total received to date as of February 28, 2006 to $27,076,952. This amount is recorded as a gain and has been reflected as "other income" in the Statements of Operations.

Note 8.   Subsequent Event

         On March 6, 2006, the Company received an additional payment of approximately $5.86 million from the earnout of TherMatrx, Inc. The amount of the payment was based on the level of sales of TherMatrx products during the fourth calendar quarter of 2005. This brings the total payments collected by the Company from the sale of TherMatrx to over $32.9 million. This payment will be reflected in the "other income" section of the Company's Statements of Operations for the quarter ending May 31, 2006.

Note  9.   Stockholders' Equity

         During the six months ended February 28, 2006, 375,226 shares of common stock were issued for cash of $137,160 and services of $18,050.

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

         While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for much of the technology that has successfully created a substantial new medical industry using that therapy. In accordance with our strategic plan, we sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide funding that we can utilize for commercializing our systems used in the treatment of cancer and in achieving other business objectives. We have received approximately $33 million in earnout payments from the TherMatrx sale through March 6, 2006.

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

         We have received FDA approval to market our commercial version of the BSD-500 and have applied for FDA approval to sell the BSD-2000 in the United States. We have designed our cancer treatment systems such that together they are capable of providing complementary therapy for treatment of most solid tumors located in the body.

         In this report it will be noted that we have substantially increased our emphasis on marketing, market preparation and sales efforts. This corresponds to our FDA submission for approval of the BSD-2000. Our objective is to prepare the market for our systems. We have also increased our efforts in the development of new products not announced.

         Our common stock trades on the American Stock Exchange (AMEX) under the symbol "BSM."

         Our accumulated deficit since inception decreased from $8,751,454 as of August 31, 2005 to $2,433,533 as of February 28, 2006 due to net income recorded during the six months ended February 28, 2006. We recorded after tax net income for the first six months of fiscal 2006 of $6,317,922.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training and support services. Product sales were $821,739 and $861,417 for the six months ended February 28, 2006 and 2005, respectively. Service revenue was $138,804 and $111,929 for the six months ended February 28, 2006 and 2005, respectively.

         During the six month period ended February 28, 2006, we earned $752,090, or 78.3%, of our revenue from sales to unrelated parties. These revenues consisted of product sales of $644,805, consulting services of $36,709, service contracts of $11,889, probes of $20,285 and other miscellaneous revenue of $ 38,402.

         Cost of sales for the period ended February 28, 2006 includes, raw materials and labor costs of $422,276 and overhead costs of $238,954. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

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

         Inventory Reserves. As of February 28, 2006, we have a reserve for potential inventory impairment recorded of $80,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. Our allowance for doubtful accounts at February 28, 2006 was $42,500. Bad debt expense for the six months ended February 28, 2006 was $0. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients.

Results of Operations
---------------------

Three Months Ended February 28, 2006 Compared to the Three Months Ended February 28, 2005

         Revenue. Revenue for the three months ended February 28, 2006 was $439,376 compared to $715,413 for the three months ended February 28, 2005, a decrease of $276,037, or approximately 39%. The decrease in total revenue was primarily due to a decrease in sales to related parties. Our revenue can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         We earned $196,586, or approximately 45%, of our revenue in the three months ended February 28, 2006 from sales to related parties as compared to $488,906, or 68.33%, in the three months ended February 28, 2005. All of the related party revenue in the 2006 period was from sales of systems and component parts to Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in the revenue from period to period.

         In the three months ended February 28, 2006, we earned $242,790, or 55%, of our revenue from sales to unrelated parties, as compared to $226,507, or 32%, for the three months ended February 28, 2005. These revenues consisted of product sales of $200,000, consulting services of $32,064, service contracts of $7,094, probes of $2,362 and other miscellaneous revenue of $1,270.

         Gross Profit. Gross profit for the three months ended February 28, 2006 was $135,645, or 31% as compared to $340,454, or 48% of total product sales for the three months ended February 28, 2005. Because we have not had employee layoffs due to the specialized nature of our employees and because of the fixed costs associated with production, declining sales during the six months ended February 28, 2006 resulted in increased costs for inventory and a decreased - gross profit percentage.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $1,169,707 in the three months ended February 28, 2006, up from $459,280 for the three months ended February 28, 2005, an increase of $710,427, or 155%. This increase was primarily due to an increase in sales and marketing costs of $645,151 supporting new product sales. We also incurred higher consulting costs related to preparation of FDA submissions, higher legal and accounting costs and an increase in compensation expense related to the issuance of stock options. Payroll costs also increased as a result of wage and salary raises, the addition of new employees and fewer BSD employees working as consultants for American Medical Systems, Inc.

         Research and Development Expenses. Research and development expenses were $334,739 for the three months ended February 28, 2006, as compared to $191,283 for the three months ended February 28, 2005, an increase of $143,456, or 75%, primarily due to an increase in payroll and consulting costs associated with increased emphasis on the development of new products.

         Interest income. Interest income increased to $304,590 for the three months ended February 28, 2006, as compared to $86,905 for the three months ended February 28, 2005, due to the significantly higher levels of cash and available-for-sale securities resulting from the sale of our investment in TherMatrx.

         Net income Net income for the three months ended February 28, 2006 was $3,181,679 after an income tax expense of $1,686,471, as compared to net income of $871,202 for the three months ended February 28, 2005. The increase in the net income was primarily due to a payment of $5,667,196 received during the period ended February 28, 2006, from the sale of our investment in TherMatrx and the increase in interest income.

Results of Operations
---------------------

Six Months Ended February 28, 2006 Compared to the Six Months Ended February 28, 2005

         Revenue.  Revenue  for the six  months  ended  February  28,  2006  was
$960,543, compared to $973,346 for the corresponding period in fiscal 2005, a decrease of $12,803 or approximately 1%. The decrease in total revenue was primarily due to a decrease in sales to related parties. Sales to Medizin-Technik totaled $208,453 as compared to $496,060 for the corresponding period -, in fiscal 2005. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH. Our revenue can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period. Product sales decreased to $644,805 for the six months ended February 28, 2006, as compared to $645,960 for the corresponding periods of fiscal 2005.

         In the six months period ended February 28, 2006, we derived $208,453, or 22% of our revenue as compared to $496,060, or 51%, of our revenue in six months ended February 28, 2005, from sales to related parties. All of the related party revenue in the 2006 period was from sales of BSD systems and component parts to Medizin-Technik. For the six months ended February 28, 2006 and 2005, all of the related party revenue was for sales to Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly from period to period due to the high cost of a BSD-2000 or BSD-500 system. Sales increases of one or two systems can have a material effect on our revenue.

         In the six months ended February 28, 2006, we derived $752,090, or 78% of our revenue to sales to non-related parties compared to $477,286, or 49% for the corresponding period of fiscal 2005. Our fiscal 2006 non-related party revenue consisted of product sales of approximately $644,805. The balance of our non-related party revenue consisted of consulting services of approximately $36,709, service contracts of approximately $11,937, probes of approximately $20,285 and miscellaneous revenue of $38,354.

         Gross Profit. Gross profit for the six months ended February 28, 2006 was $299,313, or 31% as compared to $328,016, or 34% of sales in the corresponding period in fiscal 2005. The decline in gross profit margin was primarily due to the cost of excess production employees resulting from the significant decrease in sales during our second fiscal quarter. Because we have not had employee layoffs and because of the fixed costs associated with production, as our sales declined, it resulted in the lower gross profit margin in the six months ended February 28, 2006.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,223,822 in the six months ended February 28, 2006, from $838,698 for the corresponding period of fiscal 2005, an increase of $1,385,124, or 165%. Our sales and marketing costs increased from approximately $125,000 in the six months ended February 28, 2005 to approximately $1,172,937 in the six months ended February 28, 2006 due to increased head count and to higher sales and marketing costs due to greater emphasis on sales and marketing. Legal and accounting costs increased from approximately $88,000 in the 2005 period to approximately $154,000 in the 2006 period, reflecting the use of legal counsel in preparation for the shareholders meeting and the review of the Form 10-QSB, 10-KSB and proxy statements, as well as fees incurred in connection with tax consulting and planning. Shareholder relations costs increased from approximately $42,000 in the 2005 period to approximately $50,000 in the 2006 period reflecting costs incurred in connection with our annual shareholders meeting and the issuance of various press releases. Consulting costs increased from approximately $46,000 to approximately $172,000 from the 2005 period to the 2006 period, respectively. This is due to the use of consultants in marketing efforts and in efforts to file the FDA approval application.

         Research and Development Expenses. Research and development expenses were $564,904 for the six months ended February 28, 2006, as compared to $374,880 for the corresponding period in fiscal 2005, an increase of $190,024, or 51%, primarily due to an increase in payroll and consulting costs associated with increased emphasis on the development of new products.

         Interest income. Interest income increased to $549,213 in the six months ended February 28, 2006 as compared $157,498 for the six months ended February 28, 2005, due to the significantly higher levels of cash on hand resulting from the sale of our shares in TherMatrx.

         Net income. Net income after taxes for the six months ended February 28, 2006, was $6,317,922 as compared with a net income of $366,865 for the corresponding period of fiscal 2005. The increase in the net income was primarily due to payments of $11,550,120 during the 2006 period from the sale of our shares in TherMatrx and the increase in interest income.

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

Liquidity and Capital Resources
-------------------------------

         Our accumulated deficit since inception decreased from $8,751,454 as of August 31, 2005 to $2,433,533 as of February 28, 2006, due to net income of $6,317,922 recorded during the six months ended February 28, 2006. We have historically financed our operations through cash from operations, licensing of technological assets, issuance of common stock and through the sale of our investments in spinoff operations. We have received additional payments and expect to receive additional payments as a result of the sale of our TherMatrx shares. These payments were contingent on the product sales that TherMatrx achieved through December 31, 2005. We believe these payments and the payments yet to be received will contribute significantly to our future capital resources.

         During the three months ended February 28, 2006, we used $1,814,527 in operating activities. The cash used in operating activities was mainly the result of the exclusion of TherMatrx gain, an increase in income taxes payable of $3,239,505, an increase in accounts payable of $121,753, an increase in accrued expenses of $282,460, a decrease in accounts receivable of $20,330, and an increase in inventory of $221,301. Our investing activities for the six months ended February 28, 2006 generated net cash of $1,440,181, relating mainly to the proceeds received from the sale of our investment in TherMatrx of $11,550,120 offset by the purchase of available-for-sale securities of $9,948,404 and the purchase of certain property and equipment of $161,535. Total cash decreased from $908,674 at August 31, 2005 to $671,489 at February 28, 2006, primarily as a result of cash used in operations and an increase in investments.

         We expect to use the payments from the sale of our TherMatrx shares, including any contingent payments, for general corporate purposes, including the sales and marketing effort for our FDA approved cancer therapy products, supporting the FDA application for our cancer therapy products under investigational status, the development of new products used in medical therapy and the possible acquisition of new companies or technology.

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

         We believe our current cash and cash equivalents and securities that are available for sale will be sufficient to finance our operations through fiscal 2006.

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

         o our anticipation that we will incur increased expenses related to seeking governmental and regulatory, approvals for our products during fiscal 2006 in excess of fiscal 2005;
         o our expectation that related party revenue will continue to be a significant portion of our total revenue;
         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts;
         o our assumption that we will receive contingent payments, and the amount of such payments, in connection with the sale of our TherMatrx shares; and
         o our belief that payments received in connection with the sale of our TherMatrx shares will contribute significantly to our future capital resources;
         o our anticipated use of proceeds from the sale of our TherMatrx shares; and
         o our belief that our current cash, investments and cash received from the sale of our TherMatrx shares will be sufficient to finance our operations through fiscal 2006.

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

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. We have identified deficiencies that existed in the design or operation of our internal control over financial reporting. The deficiencies relate to the preparation of our provision for income taxes and related income tax footnote disclosures, and the lack of formal procedures to identify and apply new accounting pronouncements and related disclosures. These deficiencies were detected in the review process and have been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal control and related disclosures in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee and to our auditors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

         None.

Item 3.       Defaults Upon Senior Securities

         None.

Item 4:       Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on February 13, 2006. Of the 20,519,632 shares of common stock outstanding and entitled to vote at the meeting, 14,096,138 shares were present, either in person or by proxy. The following proposals were submitted to a vote of security holders at the meeting;

1. To elect six members of the Board of Directors to serve until the next annual meeting of the Company and their successors have been duly appointed and are qualified.

2. To approve and ratify an amendment to the 1998 Director Stock Plan to extend the term of the plan and to increase the compensation paid to directors under the plan.

3. To ratify the selection of Tanner LC as the Company's independent registered public accounting firm for the fiscal year ending August 31, 2006.

         The above proposals were approved and the results of the voting are summarized in the following table:

                     Proposal                 For            Against         Withheld        Abstain
                     --------                 ---            -------         --------        -------
1.       Elect Board of Directors:
         o  Paul F. Turner                   14,019,420           --             76,718            --
         o  Hyrum A. Mead                    14,027,420           --             68,718            --
         o  Gerhard W. Sennewald             14,018,820           --             77,318            --
         o  Steven G. Stewart                14,062,120           --             34,018            --
         o  Michael Nobel                    14,070,120           --             26,018            --
         o  Douglas P. Boyd                  14,062,120           --             34,018            --

2.       Approve and ratify an amendment     13,930,382      163,906                 --        23,350
         to the 1998 Director Stock Plan

3.       Ratify selection of Tanner LC as    14,076,780        8,335                 --        11,023
         independent registered public
         accounting firm

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




                                    BSD MEDICAL CORPORATION



Date:    April 14, 2006                      /s/ Hyrum A. Mead
                                    ---------------------------------------
                                    President (principal executive officer)

Date:    April 14, 2006                      /s/ Dennis E. Bradley
                                    ----------------------------------------
                                    Controller (principal financial officer)