Form 10QSB
period 2006-05-31
BSD MEDICAL CORP
filed 2006-07-17
CIK 320174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2006

                         Commission file number 0-10783


                             BSD MEDICAL CORPORATION


              Delaware                                  75-1590407
----------------------------------        -------------------------------------
      (State of Incorporation)             (IRS Employer Identification Number)

        2188 West 2200 South
        Salt Lake City, Utah                              84119
----------------------------------        -------------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (801) 972-5555

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

As of July 10, 2006, there were 21,021,668 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BSD MEDICAL CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)


                                 Assets                           May 31,
                                 ------                            2006
                                                             ------------------
Current assets:
    Cash and cash equivalents                               $          542,446
    Available-for-sale securities                                   27,273,927
    Receivables, net of allowance for
      doubtful accounts of $42,500                                     603,309
    Related party receivables                                          341,873
    Inventories, net                                                 1,518,210
    Deferred tax asset                                                 215,000
    Other current assets                                               133,769
                                                             ------------------
           Total current assets                                     30,628,534
                                                             ------------------

Property and equipment, net                                            306,923
Patents, net                                                            21,720
                                                             ------------------
                                                            $       30,957,177
                                                             ==================

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
    Accounts payable                                        $          523,951
    Accrued expenses                                                   469,431
    Income taxes payable                                             4,266,602
    Deferred revenue                                                    17,546
                                                             ------------------

           Total current liabilities                                 5,277,530
                                                             ------------------


           Total liabilities                                         5,277,530
                                                             ------------------

Stockholders' equity:
    Preferred stock, $.001 par value;
        10,000,000 authorized, no shares
        issued and outstanding                                              -
    Common stock, $.001 par value; authorized
      40,000,000 shares; issued 21,021,668
      shares and outstanding  20,997,357 shares                         21,022
    Additional paid-in capital                                      25,504,433
    Deferred compensation                                             (321,299)
    Common stock in treasury 24,311 shares, at cost                       (234)
    Other comprehensive loss                                           (78,366)
    Retained earnings                                                  554,091
                                                             ------------------

           Net stockholders' equity                                 25,679,647
                                                             ------------------

                                                            $       30,957,177
                                                             ==================

See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION


                       Condensed Statements of Operations
                                   (Unaudited)
                   Periods ended May 31, 2006 and May 31, 2005



                                                           Three Months                        Nine Months
                                                          Ended May 31,                       Ended May 31,
                                                 ---------------------------------  ----------------------------------

                                                      2006              2005             2006               2005
                                                 ---------------   ---------------  ---------------   ----------------

Sales                                           $     264,050     $     321,843    $   1,004,272     $     799,129

Related party sales                                   448,721            43,370          669,041           539,431
                                                 ---------------   ---------------  ---------------   ----------------

           Total sales                                712,771           365,213        1,673,313         1,338,560
                                                 ---------------   ---------------  ---------------   ----------------

Costs and expenses:

    Cost of sales                                     167,464           267,600          680,918           566,949

    Cost of related party sales                       245,250            35,860          393,026           381,841

    Research and development                          380,623           270,803          945,527           645,683

    Selling, general, and administrative            1,329,282           504,923        3,553,103         1,343,619
                                                 ---------------   ---------------  ---------------   ----------------

           Total costs and expenses                 2,122,619         1,079,186        5,572,574         2,938,092
                                                 ---------------   ---------------  ---------------   ----------------

           Operating loss                          (1,409,848)         (713,973)      (3,899,261)       (1,599,532)

Other income (expense):

    Interest income                                   411,777            43,306          960,990           200,804

    Other income                                    5,935,315         5,460,462       17,750,601         6,555,391
                                                 ---------------   ---------------  ---------------   ----------------

           Total other income                       6,347,092         5,503,768       18,711,591         6,756,195
                                                 ---------------   ---------------  ---------------   ----------------


           Income before income taxes               4,937,244         4,789,795       14,812,330         5,156,663

Provision for income taxes                          1,949,621         1,841,000        5,506,785         1,841,000
                                                 ---------------   ---------------  ---------------   ----------------

           Net income                           $   2,987,623     $   2,948,795    $   9,305,545     $   3,315,663
                                                 =====================================================================

Net income per common and common
equivalent share,

    Basic                                      $          .14     $         .15   $          .45    $          .17
                                                 ---------------   ---------------  ---------------   ----------------

     Diluted                                   $          .13     $         .14   $          .42    $          .16
                                                 ---------------   ---------------  ---------------   ----------------

Weighted average number of shares outstanding,

    Basic                                          20,926,000        20,144,000       20,683,000        20,108,000
                                                 ---------------   ---------------  ---------------   ----------------

     Diluted                                       22,163,000        20,612,000       22,148,000        21,376,000
                                                 ---------------   ---------------  ---------------   ----------------


See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                   Periods ended May 31, 2006 and May 31, 2005

                                                                                              Nine Months
                                                                                                  Ended:
                                                                                ----------------------------------
                                                                                     May 31,          May 31,
                                                                                      2006            2005
                                                                                -----------------   --------------
Cash flows from operating activities:
    Net Income                                                                 $     9,305,545     $    3,315,663
    Adjustments to reconcile net income to net cash used in
      operating activities:
       Depreciation and amortization                                                    64,195             45,106
       Gain on sale of investment in TherMatrx                                     (17,413,342)        (6,552,089)

       Gain on sale of property                                                              -             (1,050)
       Non-cash stock compensation expense                                              48,471             45,000
       Amortization of deferred compensation expense                                    75,950              9,508

       (Increase) decrease in:
           Receivables                                                                (335,760)          (258,015)
           Related party receivables                                                  (105,745)          (172,020)
           Inventories                                                                (383,857)          (336,319)
           Deferred tax asset                                                         (111,000)           708,000
           Other current assets                                                         (1,028)               336

       Increase (decrease) in:
           Accounts payable                                                            411,138             53,199
           Accrued expenses                                                            221,055           (136,875)
           Income taxes payable                                                      4,998,125          1,008,182
           Deferred revenue                                                             10,219            (30,785)
                Deferred tax liability                                                 (13,000)                 -
                                                                                -----------------   ---------------
              Net cash used in operating activities                                 (3,229,031)        (2,302,159)
                                                                                -----------------   ---------------
Cash flows from investing activities:
    Proceeds from sale of investment in TherMatrx                                   17,413,342          6,552,089
    Purchase of available-for-sale securities                                      (14,770,709)                 -
    Purchase of property and equipment                                                (194,866)          (100,994)
     Proceeds from sale of property and equipment                                            -              1,050
                                                                                -----------------   ---------------
              Net cash provided by investing activities                              2,447,767          6,452,145

                                                                                -----------------   ---------------
Cash flows from financing activities:
    Proceeds from issuance of common stock options                                     415,036             75,305
                                                                                -----------------   ---------------
              Net cash provided by financing activities                                415,036             75,305
                                                                                -----------------   ---------------
Change in cash and cash equivalents                                                                     4,225,291
                                                                                      (366,228)
Cash and cash equivalents, beginning of period                                                          9,697,154
                                                                                       908,674
                                                                                -----------------   ---------------
Cash and cash equivalents, end of period                                       $       542,446      $  13,922,445
                                                                                =================   ===============


Supplemental Disclosure of Cash Flow Information
------------------------------------------------


         o The Company paid no cash for interest during the nine months ended May 31, 2006 and 2005 and $392,311 and $124,919 for income taxes during the nine months ended May 31, 2006 and 2005, respectively.

         o The Company issued 349,368 and 75,000 stock options during the nine month periods ended May 31, 2006 and 2005, respectively, which resulted in an increase to deferred compensation of $363,200 and $15,750, respectively.

         o The Company had an income tax benefit from the exercise of stock options of $972,282 and $230,182 during the nine months ended May 31, 2006 and 2005, respectively, which was recorded as an increase to additional paid-in capital and a reduction in income taxes payable.

         o The Company had an unrealized loss of $115,305 during the nine months ended May 31, 2006 on available-for-sale securities.

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements




Note 1.    Basis of Presentation

         The accompanying unaudited condensed financial statements of BSD Medical Corporation as of May 31, 2006 and for the three and nine months ended May 31, 2006 and 2005, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the notes hereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended August 31, 2005.

         All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2006 and our results of operations, financial position and changes therein for the three and nine months ended May 31, 2006 and 2005 have been included. The results of operations for the three and nine months ended May 31, 2006 may not be indicative of the results for the year ending August 31, 2006.

Note 2.  Recent Accounting Pronouncements

         The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board
(FASB) issued Statements of Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which eliminates the alternative of applying the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

         On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for SFAS 123R. The amended rule permits calendar year registrants subject to oversight by the SEC to implement SFAS 123R at the beginning of its next fiscal year. The Company will implement SFAS 123R at the beginning of its next fiscal year (September 1, 2006).

         In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 Share-Based Payment to simplify some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation costs, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principles. SFAS 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The Company will implement SFAS 154 at the beginning of its next fiscal year (September 1, 2006) and does not expect it to have a material effect on its financial position, results of operations or cash flows.

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:


                                               Three   Months Ended                 Nine Months Ended
                                                    May   31,                             May 31,

                                            2006               2005               2006               2005
                                            ----               ----               ----               ----
Weighted average number of
   shares outstanding - basic             20,926,000          20,144,000       20,683,000           20,108,000
Dilutive effect of stock options           1,237,000             468,000        1,465,000            1,268,000
                                       -------------     ----------------   ----------------    ---------------
Weighted average number of
   shares outstanding - diluted           22,163,000          20,612,000       22,148,000           21,376,000
                                       ==============     ===============    ===============    ===============


Note 4. Inventories

         Inventories consisted of the following as of May 31, 2006:


         Raw materials                                          $      810,728
         Work in process                                               787,482
         Reserve for obsolete inventory                                (80,000)
                                                                ---------------
                                                                $    1,518,210
                                                                ---------------

Note 5.    Related Party Transactions

         During the nine months ended May 31, 2006 and May 31, 2005, the Company had sales of $669,041 and $539,431, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent 39.98% and 40.29% of total sales for the corresponding period. During the three months ended May 31, 2006 and May 31, 2005 the Company had related party sales of $448,721 and $43,370, respectively, which represent 62.95% and 11.87% of total sales for the corresponding period.

Note 6.  Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the difference between the exercise price and the fair market value of the stock on the grant date has been recognized in the financial statements as expense. Had the Company's stock options been accounted for based on the fair value method of SFAS No. 123, the results of operations would have been reduced to the pro forma amounts indicated below for the periods indicated below:

                                                               Three Months Ended          Nine Months Ended
                                                                    May 31,                     May 31,
                                                                2006         2005          2006         2005
                                                            -------------------------------------------------

Net income as reported                                      $ 2,987,623   $ 2,948,795  $ 9,305,545 $ 3,315,663

Add:  Stock based employee compensation expense included
in reported net income net of related tax effects           $         -             -       75,950       9,508

Deduct:  Total stock based employee compensation expense
determined under fair value based method for all awards,
net of related taxes                                        $    (6,377)      (50,926)    (177,175)   (347,460)
                                                            -------------------------------------------------
Net income - pro forma                                      $ 2,981,246   $ 2,897,869  $ 9,204,320 $ 2,977,711

Basic income per share as reported                          $       .14   $       .15  $       .45 $       .17
                                                            -------------------------------------------------
Diluted income per share as reported                        $       .13   $       .14  $       .42 $       .16

Basic income per share -  pro forma                         $       .14   $       .14  $       .44 $       .15
                                                            -------------------------------------------------
Diluted income per share - pro forma                        $       .13   $       .14  $       .42 $       .14
                                                            -------------------------------------------------

         The fair value of each stock option granted for the nine months ended May 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:


                                                     2006             2005
                                           --------------------------------
Expected dividend yield                   $             - $              -
Expected stock price volatility                       75%              81%
Risk-free interest rate                              4.3%            3.32%
Expected life of options                       4.89 years          7 years

         The weighted average fair value of options granted during the nine months ended May 31, 2006 and 2005 was $3.53 and $1.97, respectively.

Note 7.  Gain on Sale of Investment in TherMatrx

         On July 15, 2004, the Company's investment in an unconsolidated subsidiary (TherMatrx) was sold to American Medical Systems, Inc. (AMS). The Company's portion of the initial payment from this sale, received in fiscal 2004, was approximately $9 million, with additional payments contingent on the quarterly sales of TherMatrx through the fourth calendar quarter of 2005. During the quarter ended May 31, 2006, the Company received an additional payment from the sale of TherMatrx of $5,863,222 to bring the total received to date as of May 31, 2006 to $32,940,174. This amount is recorded as a gain and has been reflected as "other income" in the Statements of Operations.


Note  8.   Stockholders' Equity

         During the nine months ended May 31, 2006, 656,598 shares of common stock were issued for cash of $415,036 and services of $48,471.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled "Forward-Looking Statements" below. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

         While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for much of the technology that has successfully created a substantial new medical industry using that therapy. In accordance with our strategic plan, we sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide funding that we can utilize for commercializing our systems used in the treatment of cancer and in achieving other business objectives. We have received approximately $33 million in earnout payments from the TherMatrx sale through May 31, 2006.

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

         In this report it will be noted that we have substantially increased our emphasis on marketing, market preparation and sales efforts. This corresponds to our FDA submission for approval of the BSD-2000. Our objective is to prepare the market for our systems. We have also increased our efforts in the development of new products.

         We now have five outside sales people in the United States and a Vice President of Sales whose role is to prepare and develop markets for our cancer treatment systems. We are also attending major trade shows as well as advertising in journals and magazines. On an international basis, we are formulating sales distribution relationships. Multiple supportive marketing efforts are also being used behind these initiatives.

         Our market research has shown that when patients are informed about our cancer therapy there is a strong propensity for them to pursue it with their physician. We have therefore initiated an internet website program focused on cancer patients and caregivers. This website can be accessed at www.treatwithheat.com. In conjunction with the patient website, a patient advisor hotline has been created to allow patients to call and discuss the therapy. We have also developed education materials that are sent to those that request it. These materials better prepare patients to discuss the treatment with their physicians.

         We are completing a website directed at the physicians who currently provide, or who are candidates to provide the therapy. The primary objective of this website is to provide physician training.

         We are conducting a public relations campaign directed at national press coverage via television and newspapers, as well as magazines and journals. This campaign has already reached out to more than 20 million people in all 50 states, as well as internationally.

         To bring further patient attention to our cancer therapy, we have developed a special website focused on cancer patients and their need for emotional support from family and friends. The "Hope Garden" allows patients and supporters to "plant flowers" with messages of hope attached and then Emailed to the patient. The flower is then planted in the cyber-space garden where all can view the messages of hope and inspiration. This website can be accessed at www.flowersforhope.com.

         Our common stock trades on the American Stock Exchange (AMEX) under the symbol "BSM."

         Our accumulated deficit since inception decreased from $8,751,454 as of August 31, 2005 to a positive retained earnings of $554,091 as of May 31, 2006 due to a positive net income recorded during the nine months ended May 31, 2006. We recorded after tax net income for the first nine months of fiscal 2006 of $9,305,545.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training and support services. Product sales were $1,554,246 and $1,189,824 for the nine months ended May 31, 2006 and 2005, respectively. Service revenue was $119,067 and $148,736 for the nine months ended May 31, 2006 and 2005, respectively.

         During the nine month period ended May 31, 2006, we earned $1,004,272, or 61%, of our revenue from sales to unrelated parties. These revenues consisted of product sales of $886,954, consulting services of $89,268 and service contracts of $28,050.

         Cost of sales for the period ended May 31, 2006 includes raw materials and labor costs of $751,089 and overhead costs of $322,855. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

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

         Inventory Reserves. As of May 31, 2006, we have a reserve for potential inventory impairment recorded of $80,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items.

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

         Allowance for Doubtful Accounts. We provide our customers with payment terms that vary from contract to contract. Our allowance for doubtful accounts at May 31, 2006 was $42,500. Bad debt expense for the nine months ended May 31, 2006 was $0. We perform ongoing credit evaluations of our customers and maintain allowances for possible losses. Allowance estimates are recorded on a customer-by-customer basis and are determined based on the age of the receivable, compliance with payment terms, and prior history with existing clients.

Results of Operations
---------------------

Three Months Ended May 31, 2006 Compared to the Three Months Ended May 31, 2005

         Revenue. Revenue for the three months ended May 31, 2006 was $712,771 compared to $365,213 for the three months ended May 31, 2005, an increase of $347,558, or approximately 95%. The increase in total revenue was primarily due to an increase in sales to related parties.

         We derived $448,721, or approximately 63%, of our revenue in the three months ended May 31, 2006 from sales to related parties as compared to $43,370, or 12%, in the three months ended May 31, 2005. All of the related party revenue in the three months ended May 31, 2006 was from sales of systems and component parts to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin0-Tehcnik. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in the revenue from period to period.

         In the three months ended May 31, 2006, we derived $264,050, or 37%, of our revenue from sales to unrelated parties, as compared to $321,843, or 88%, for the three months ended May 31, 2005.

         Gross Profit. Gross profit for the three months ended May 31, 2006 was $300,056, or 42% as compared to $61,753, or 17% of total product sales for the three months ended May 31, 2005. This increase in gross profit margin was attributed to the improved production efficiencies and higher sales.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $1,329,282 in the three months ended May 31, 2006, up from $504,923 for the three months ended May 31, 2005, an increase of $824,359, or 163%. This increase was primarily due to an increase in sales and marketing costs of $862,110 supporting sales and marketing preparation efforts as described above.

         Research and Development Expenses. Research and development expenses were $380,623 for the three months ended May 31, 2006, as compared to $270,803 for the three months ended May 31, 2005, an increase of $109,820, or 41%, primarily due to an increase in payroll and consulting costs associated with increased emphasis on the development of new products.

         Interest income. Interest income increased to $411,777 for the three months ended May 31, 2006, as compared to $43,306 for the three months ended May 31, 2005, due to the significantly higher levels of cash and available-for-sale securities resulting from the sale of our investment in TherMatrx.

         Net income. Net income for the three months ended May 31, 2006 was $2,987,623 after an income tax expense of $1,949,621, as compared to net income of $2,948,795 for the three months ended May 31, 2005. The increase in the net income was substantially due to a payment of $5,863,222 received during the period ended May 31, 2006, from the sale of our investment in TherMatrx, and the increase in interest income.

Results of Operations
---------------------

Nine Months Ended May 31, 2006 Compared  to the Nine Months Ended May 31, 2005

         Revenue. Revenue for the nine months ended May 31, 2006 was $1,673,313, compared to $1,338,560 for the corresponding period in fiscal 2005, an increase of $334,753 or approximately 25%. The increase in total revenue was primarily due to an increase in sales to related and non-related parties.

         In the nine months ended May 31, 2006, we derived $669,041, or 40% of our revenue, as compared to $539,431, or 40% of our revenue, in the nine months ended May 31, 2005, from sales to related parties. All of the related party revenue in the nine months ended May 31, 2006, was from sales of BSD systems and component parts to Medizin-Technik. Dr. Gerhard Sennwald, one of our directors is a stockholder, executive officer and a director of Medizin-Tehcnik. Sales to Medizin-Technik may fluctuate significantly from period to period due to the relatively high price of a BSD-2000 or BSD-500 system to the sales volume. Sales increases of one or two systems can have a material effect on our revenue.

         In the nine months ended May 31, 2006, we derived $1,004,272, or 60% of our revenue to sales to non-related parties compared to $799,129, or 60% for the corresponding period of fiscal 2005. Our fiscal 2006 non-related party revenue consisted of product sales of approximately $ 886,954. The balance of our non-related party revenue consisted of consulting services of approximately $89,268 and service contracts of approximately $28,050.

         Gross Profit. Gross profit for the nine months ended May 31, 2006 was $599,369, or 36% as compared to $389,770, or 29% of sales in the corresponding period in fiscal 2005. The increase in gross profit margin was primarily due to the efficiencies afforded through the increase of sales.


         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,553,103 in the nine months ended May 31, 2006, from $1,343,619 for the corresponding period of fiscal 2005, an increase of $2,209,484, or 165%. Our sales and marketing costs increased from approximately $419,370 in the nine months ended May 31, 2005 to approximately $2,065,728 in the nine months ended May 31, 2006 due to increased number of sales people and to higher sales and marketing costs due to greater emphasis on sales and marketing as described above in our management discussion in Item 2. Legal and accounting costs increased from approximately $113,498 in the 2005 period to approximately $193,537 in the 2006 period, reflecting the use of legal counsel in preparation for the shareholders meeting and the review of the Form 10-QSB, 10-KSB and proxy statements, as well as fees incurred in connection with tax consulting and planning. Shareholder relations costs increased from approximately $54,838 in the 2005 period to approximately $82,077 in the 2006 period reflecting costs incurred in connection with our annual shareholders meeting and the issuance of various press releases. Consulting costs increased from approximately $109,713 to approximately $171,959 from the 2005 period to the 2006 period, respectively. This was due to the use of consultants in efforts to file the FDA application for the BSD 2000.

         Research and Development Expenses. Research and development expenses were $945,527 for the nine months ended May 31, 2006, as compared to $645,683 for the corresponding period in fiscal 2005, an increase of $299,844, or 46%, primarily due to an increase in payroll and consulting costs associated with increased emphasis on the development of new products and costs associated with filing the FDA application for the BSD 2000.

         Interest income. Interest income increased to $960,990 in the nine months ended May 31, 2006 as compared $200,804 for the nine months ended May 31, 2005, due to the higher levels of cash on hand resulting from the sale of our shares in TherMatrx.

         Net income. Net income after taxes for the nine months ended May 31, 2006, was $9,305,545 as compared with a net income of $3,315,663 for the corresponding period of fiscal 2005. The increase in the net income was significantly due to payments of $17,413,342 during the 2006 period from the sale of our shares in TherMatrx and the increase in interest income.

         Fluctuation in Operating Results. Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenue may fluctuate as a result of factors relating to market acceptance of our cancer therapy systems, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments and other matters. Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development and clinical trial expenses, and general and administrative expenses associated with our potential growth. For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

Liquidity and Capital Resources
-------------------------------

         Our accumulated deficit since inception decreased from $8,751,454 as of August 31, 2005 to a positive retained earnings of $554,091 as of May 31, 2006 due to net income recorded during the nine months ended May 31, 2006. We recorded after tax net income for the first nine months of fiscal 2006 of $9,305,545

         We have received additional payments and expect to receive a final payment as a result of the sale of our TherMatrx shares. In accordance with the purchase agreement, we expect to receive a final adjustment payment in American Medical System's third quarter which ends approximately September 30, 2006 for cash collected on open receivables at the end of the earnout period.

         During the nine months ended May 31, 2006, we used $3,229,031 in operating activities. The cash used in operating activities was mainly the result of the exclusion of TherMatrx gain, an increase in income taxes payable of $4,998,125, an increase in accounts payable of $411,138, an increase in accrued expenses of $221,055, an increase in accounts receivable of $441,505, and an increase in inventory of $383,857. Our investing activities for the nine months ended May 31, 2006 generated net cash of $2,447,767, relating mainly to the proceeds received from the sale of our investment in TherMatrx of
$17,413,342 offset by the purchase of available-for-sale securities of $14,770,709 and the purchase of certain property and equipment of $194,866. Total cash decreased from $908,674 at August 31, 2005 to $542,446 at May 31, 2006, primarily as a result of cash used in operations and an increase in investments.

         We expect to use the payments from the sale of our TherMatrx shares, including any contingent payments, for general corporate purposes, including the sales and marketing effort for our FDA approved cancer therapy products, supporting the FDA application for our cancer therapy products, the development of new products used in medical therapy and the possible acquisition of new companies or technology.

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

         o our anticipation that we will incur increased expenses related to seeking governmental and regulatory approvals for our products during fiscal 2006 in excess of fiscal 2005;

         o our expectation that related party revenue will continue to be a significant portion of our total revenue;

         o our belief that sales of BSD-500 and BSD-2000 systems will increase through our future sales and marketing efforts;

         o our belief that payments received in connection with the sale of our TherMatrx shares will contribute to our future capital resources;

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

             None

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




                                       BSD MEDICAL CORPORATION



Date:    July 17, 2006                          /s/ Hyrum A. Mead
                                       --------------------------------------
                                       President (principal executive officer)

Date:    July 17, 2006                          /s/ Dennis E. Bradley
                                       ---------------------------------------
                                       Controller (principal financial officer)