Form 10KSB
period 2006-08-31
BSD MEDICAL CORP
filed 2006-11-29
CIK 320174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Fiscal Year Ended August 31, 2006

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-10783

                             BSD MEDICAL CORPORATION
                 (Name of Small Business Issuer in its Charter)


                   Delaware                                    75-1590407
        (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

    2188 West 2200 South Salt Lake City, UT                      84119
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (801) 972-5555
                           (Issuer's Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

       Title Of Each Class             Name Of Each Exchange On Which Registered
       -------------------             -----------------------------------------
  Common Stock, $0.001 par value                American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the issuer's revenues for its most recent fiscal year: $2,898,402.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $58,488,953 as of November 20, 2006.

State the number of shares outstanding of each of issuers classes of common equity, as of the latest practicable date: 21,040,186 shares of common stock, par value $0.001, as of November 20, 2006.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]   No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

Overview
--------

         BSD Medical Corporation develops, manufactures, markets and services medical systems that deliver precision-focused radio frequency (RF) or microwave energy into diseased sites of the body, heating them to specified temperatures as required by a variety of medical therapies. Our business objectives are to commercialize our products developed for the treatment of cancer and to further expand our developments to treat other diseases and medical conditions. Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer as provided through microwave/RF systems.

         While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for much of the technology that has successfully created a substantial new medical industry using that therapy. In accordance with our strategic plan, we subsequently sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide substantial funding that we can utilize for commercializing our systems used in the treatment of cancer and in achieving other business objectives.

         In spite of the advances in cancer treatment technology, over 40% of cancer patients continue to die from the disease in the United States, and cancer has now surpassed heart disease as the number one killer from all causes of death in the United States. Commercialization of our systems used to treat cancer, including the BSD-2000 and BSD-500 families of systems and the new MicroThermX 100 microwave thermal ablation system announced this year, is our most immediate business objective. Our BSD-2000 and BSD-500 cancer treatment systems are used to treat cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms. Our MicroThermX 100 system is used to treat cancers with heat alone. Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung, and including general pelvic and abdominal tumors. Our cancer treatment systems have been used to treat thousands of patients throughout the world, and have received much notoriety, including the 2005 Frost & Sullivan "Technology Innovation of the Year Award" for cancer therapy devices.

         Our BSD-2000 systems are used to non-invasively treat cancers located deeper in the body, and are designed to be companions to the estimated 7,500 linear accelerators used to treat cancer through radiation and in combination with chemotherapy treatments. Our BSD-500 systems treat cancers on or near the body surface and those that can be approached through body orifices such as the throat, the rectum, etc., or through interstitial treatment in combination with interstitial radiation (brachytherapy). BSD-500 systems can be used as companions to our BSD-2000 systems and the estimated 2,500 brachytherapy systems installed, as well as with chemotherapy treatments. The MicroThermX 100 system is used to treat cancers that can be destroyed with heat alone.

         Based on our management team's knowledge of the market, we believe that the fully saturated potential market for these developed cancer therapy systems is in excess of $5 billion. We also project an after-market opportunity based on service agreements that equates to approximately 15% of the purchase price of our systems per year. We believe that the replacement cycle for our systems, based on advances in software, hardware and other components, will average 5-7 years. Our financial model in the higher production environment of established commercial sales is to achieve a 60% gross margin on systems and an 80% gross margin on service agreements and disposable applicators used with our MicroThermX 100 system.

         We have received United States Food and Drug Administration, or FDA, approval to market our commercial version of the BSD-500, and in March 2006, we completed a submission for FDA approval to sell the BSD-2000 in the United States. We anticipate submitting our MicroThermX 100 system for FDA approval during our fiscal 2007 year. We have designed our cancer therapy systems such that together they are capable of providing treatment for most solid tumors located virtually anywhere in the body.

         Although we have not entered these markets, we also believe that our technology has application for additional approaches to treating cancer and for a number of other medical purposes, including the treatment of such conditions as psoriasis, arthritis, fibroids, hemorrhoids, menorrhagra (excessive menstrual bleeding), benign tumors and cysts. We believe our technology is also applicable to treating special medical problems such as sleep apnea and for certain cosmetic uses. Our mission is to develop the full spectrum of medical uses for our special competence in precision-focused RF/microwave systems, and to broadly apply the utilization of our technology to treat cancer and benign diseases and conditions.

         On June 9, 2005, our common stock began trading on the American Stock Exchange ("AMEX") under the symbol "BSM."

The Sale of TherMatrx
---------------------

         One of our important contributions to the advancement of medical therapy has been our pioneering work in developing a new treatment for conditions associated with enlargement of the prostate that afflicts most men as they age. As the prostate enlarges it constricts urine flow. The condition is known medically as benign prostatic hyperplasia or BPH. We developed a technology that allows men to be treated for BPH through an outpatient procedure as an alternative to surgery or a lengthy regimen of medication.

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

         On July 15, 2004, TherMatrx, Inc. was sold to American Medical Systems Holdings, Inc. (AMS). Our part of the total proceeds from this sale was approximately 25%. A portion of the payout from the sale was based on contingency payments. By the close of fiscal 2006, we had concluded the receipt of contingency payments from the TherMatrx sale; the payout to us, including contingency payments, being approximately $33.5 million.

Our Contributions to Cancer Therapy
-----------------------------------

         Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimates that 1,399,790 new cancer cases will be diagnosed and that 564,830 Americans will die from cancer during 2006. Now outpacing even heart disease, cancer has become the leading cause of death in the United States. Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

         Our cancer treatment systems have been developed to both kill cancer directly with heat and to increase the effectiveness of the primary cancer treatment used with it. The primary cancer therapies currently used include:

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

         Some cancers, such as certain cancers of the liver, prostate, bone metastases and even lung cancer can be killed using heat alone. For these treatments we have developed the MicroThermX 100 thermal ablation system that is used to kill cancerous tumors at high temperatures as a stand-alone therapy. The treatment of many cancers is generally prescribed with one or more of the primary cancer therapies noted above. Because cancer remains a significant cause of death, these three cancer therapies are still grossly inadequate, and an enormous need for better treatment is obvious. We have engineered systems designed to increase the effectiveness of these cancer treatments through the use of precision-focused RF/microwave energy to selectively heat cancer, creating "hyperthermia" in cancerous tumors. Hyperthermia is an emerging cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment in making certain of the major existing cancer therapies more effective for some cancers.

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

         Cancerous tumors are uncontrolled growths of mutated cells that require more energy to survive than do cells of normal tissue. As cancer cells grow rapidly, they tend to outstrip their blood supply, leaving them oxygen-starved, since there is not enough blood to carry sufficient oxygen to these cells. Oxygen-starved cancer cells are resistant to radiation therapy because the destructive power of radiation therapy depends heavily on tearing apart the oxygen molecules located in cancer cells. When oxygen molecules are torn apart, they form oxygen radicals that can attack and destroy cancer cell DNA. Blood depletion also makes cancer resistant to chemotherapy, where blood transport is required to deliver the drug into the tumor. Our hyperthermia therapy systems precisely deliver microwave energy to elevate the temperature of tumors, usually between 40 degrees C and 45 degrees C (104 degrees F to 113 degrees F). The elevated temperatures draw blood to the tumor as the body's natural response to the stimulus of heat. The increased blood supply to the tumor improves delivery of drugs to tumors in chemotherapy. It also delivers more oxygen to the tumor, increasing the effectiveness of radiation therapy.

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

         We have developed various technologies for heating cancerous tumors, depending on their location in the body. Through our developments, cancers such as melanomas or recurrent breast cancer located near the surface of the body can be treated with superficial cancer treatment applicators and systems. Cancers that can be accessed through natural body orifices, or that are accessible through catheters inserted into the tumor as part of invasive radiation techniques (such as used to treat prostate cancer or head and neck cancer) can be treated with tiny, inserted antennae that we have developed to deliver focused microwave energy into the cancerous tissue. We have also developed systems to non-invasively treat cancers located deep in the body by focusing electromagnetic energy on the cancer through a cylindrical applicator that surrounds the body. This cylindrical applicator contains an array of multiple antennae that focus radio frequency energy, and therefore heat, on the tumor. Temperature levels for treatments are monitored through small temperature sensors, and some of our systems can be interfaced with magnetic resonance imaging, or MRI, so that the treatment in progress can be observed, and temperatures can be monitored through images colorized to depict gradation of temperature levels (thermography).

         Our BSD-500 is used to treat cancers located near the surface of the body, or areas that can be accessed using inserted antennae. The BSD-500 comes in several versions, depending on the customer requirements. The BSD-2000 is used to non-invasively treat deep cancers. This system also comes in several versions, including models with three dimensional, or 3D, steering of electromagnetic energy, as well as the ability to be integrated with MRI.

         The BSD-500 has received FDA approval. In addition, the system has gone through an extensive revision, and has obtained two major FDA supplements to this approval that have been necessary to allow its commercial introduction.

         The BSD-2000 does not currently have FDA approval except as an investigational device, however, the phase III clinical trial that we will use to apply for the FDA approval has been concluded and published in a major journal. Formal submission for FDA approval of the BSD-2000 was made in March 2006. We sought and obtained regulatory approval for the sale of the BSD-2000 in the People's Republic of China during 2005.

         The MicroThermX 100 thermal ablation system was announced in 2006 and does not yet have FDA approval. Submission for FDA approval is expected during 2007, with a potential for obtaining a general FDA approval for the MicroThermX 100 during 2007.

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

Our Products and Services
-------------------------

         We have developed the technology and products required to approach thermal ablation and hyperthermia cancer therapy through three different techniques, which collectively allow cancer to be treated virtually anywhere in the body:

         o Thermal ablation destroys cancer at high temperatures through focused microwave energy.

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

         MicroThermX 100. Our MicroThermX 100 has been developed to treat cancerous tissue percutaneously, laparoscopically or surgically. The MicroThermX 100 utilizes precision-guided microwave energy to ablate cancerous tissue. The MicroThermX 100 includes a computer driven control system, temperature sensors and a disposable applicator. The system is currently being prepared for FDA 510(k) clearance. The advanced features and capabilities of the MicroThermX 100, were made possible by our years of research, design and development in the discipline of thermal medicine technology, supported by leading research centers throughout the world (see reference to these in the section for the BSD-2000).

         Disposable applicators for the MicroThermX 100 are used to treat different types of tumors, and are especially designed according to the method by which they will be used in treatment, whether by surgeons or interventional radiologists.

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

         As is the case for the BSD-2000/3D, we have not yet submitted to the FDA a pre-market approval application for the BSD-2000/3D/MR. We can, however, market the BSD-2000/3D/MR in Europe as we have CE Mark approval for the BSD-2000/3D provided we interface the system with an MRI system that also is approved in Europe.

Sales, Marketing and Distribution
---------------------------------

         Our target market includes clinics, hospitals and institutes in which cancer is treated, whether in the Unites States or international markets.

         In September 2004, we entered into an agreement with Dalian Orientech Co. LTD to assist us in obtaining regulatory approval for the sale of the BSD-2000 in the People's Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country. We subsequently obtained Chinese regulatory approval during 2005, allowing the distributor to begin to market in that country, opening the way for BSD-2000 systems to be sold and installed in hospitals in China.

         In August 2006, we engaged Richter7 as a public relations agency. Richter7 has broad experience in the medical and healthcare industry. They have worked with companies such as Medtronic, Ultradent, Myriad Genetics, Siemens, Stryker/Howmedica and others to build awareness and recognition of new products in the marketplace.

         Anticipating an expanding need for present and future sales and marketing, especially with the potential FDA approval for the BSD-2000 and the MicroThermX 100, we hired Brian Ferrand, a seasoned Vice President of Sales, in September 2005, and have increased our sales, marketing and marketing support organization to ten people. The primary mission of this group is to provide sales and pre-market preparation for our systems.

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

Third-Party Reimbursement
-------------------------

         We view obtaining adequate third-party reimbursement arrangements as essential to achieving commercial acceptance of our hyperthermia therapy products. Our products are purchased primarily by clinics, hospitals and other medical institutions that bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients using our products. Additionally, managed care organizations and insurance companies directly pay for services provided to their patients. The Center for Medicare and Medicaid Services, or CMS, has established 23 billing codes that allow for third-party reimbursement and can be used for or in combination with the delivery of hyperthermia therapy, depending on the circumstances of the treatment. Appropriate codes apply to billing for superficial and interstitial hyperthermia delivered using our BSD-500 systems when used in combination with radiation therapy. Codes also have been established for providing deep hyperthermia therapy. Billing codes are available for both institutions and physicians.

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

         Although we have not currently entered the thermal ablation market with cancer treatment systems, we anticipate that future competitors in that market will include RadioTherapeutics, a division of Boston Scientific Corporation, Valleylab, a division of Tyco Healthcare, which is a division of Tyco International, and Rita Medica. Microsulis Limited is developing microwave technologies for tumor ablation, but is not commercially active in selling tumor ablation systems at this time.

Product Service
---------------

         We provide a 12-month warranty and record a liability for the warranty following installation on all cancer treatment systems and a 90-day limited warranty on individual components. We install and service the hyperthermia systems we sell to domestic customers. In addition, we or our consultants provide technical and clinical training to our customers. Subsequent to the applicable warranty period, we offer our domestic customers full or limited service contracts.

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

         Although our MicroThermX 100 system will be filed for FDA approval as a 510(k) submission, most of our hyperthermia treatment systems, including the BSD-500 and the BSD-2000 and related products, have required or require pre-market approval from the FDA instead of the simpler 510(k) approval. Pre-market approval requires that we demonstrate that the medical device is safe and effective. To do this, we conduct either laboratory and/or clinical testing. The FDA will grant approval of the product if it determines there is reasonable assurance that the medical device is safe and effective. FDA approval must be obtained before commercial distribution of the product. We intend to continue to make improvements in and to our existing products. Significant product changes must be submitted to the FDA under investigational device exemptions, or IDEs, or under pre-market approval supplements. As described in the section entitled "Our Products and Services" above, we have obtained a PMA for our BSD-500 systems and IDE status for our BSD-2000 system. A PMA submission was made to the FDA for the BSD-2000 in March 2006.

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

Patents, Licenses, and Other Rights
-----------------------------------

         Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect significant technology, inventions and product improvements. We currently own five patents in the United States and eight patents outside the United States. In addition, five initial patents were assigned to TherMatrx, for which we obtained a license, four subsequent patents were obtained and assigned to TherMatrx, and we obtained one patent license from the National Institutes of Health. Three new U.S. patent applications are pending. We believe that our patents represent the early pioneering and dominant patents in this field.

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

         We also acquired on December 13, 2001 a patent license from the National Institutes of Health (NIH) for the U.S. Patent 5,284,114. This patent is for the integration of magnetic resonance with hyperthermia systems, including our BSD-2000/3D/MR system, and is based on a patent obtained by NIH in early research of the concept. The license agreement requires an annual payment of $1,000, plus $4,000 per licensed product sold in the U.S., and $1,000 per licensed product manufactured in the U.S. and sold outside the U.S. There is also to be a single payment of $10,000 upon PMA or 510(k) FDA approval.

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

Research and Development
------------------------

         Research and development expenses for fiscal 2006 were $1,251,956 compared to $859,614 for fiscal 2005, an increase of $392,342, or 46%. Research and development expenses in fiscal 2006 related to the following:

         o completion of our commercial version of the BSD-2000 with complete modernization of the computer system

         o    addition of the Sigma Ellipse phased array applicator

         o    a complete new design of the BSD-2000 patient support system

         o enhancements to the BSD 500 and 2000 systems including language translations to German and Chinese

         o development of various spiral array applicator systems to compliment the BSD-500

         o completion of regulatory certifications of the improvements of the BSD-500 and BSD-2000 systems

         o    PMA filing for the BSD-2000 system

         o development of the first model of the MicroThermX 100 microwave ablation system

         o development of new microwave ablation disposable applicators and technical research to evaluate the various treatment sites and diseases suitable for the application of the MicroThermX 100.

         Technological changes play an important part in the advancement of our industry. We intend to continue to devote substantial sums to research and development. Research and development efforts inherently involve costs, risks and uncertainties that could aversely affect our projections, outlook and operating results.

Company History
---------------

         BSD was originally incorporated under the laws of the State of Utah on March 17, 1978. In July 1986, BSD was reincorporated in Delaware.

Employees
---------

         As of August 31, 2006, we had 39 employees; 36 of whom were full time employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. We depend upon a limited number of key management, manufacturing, and technical personnel. Our future success will depend in part on our ability to retain these highly qualified employees.

Risks Related to Our Business
-----------------------------

         Our future operating results are highly uncertain. Before deciding to invest in BSD Medical or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report on Form 10-KSB. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

         We have a history of significant operating losses and such losses may continue in the future.

         Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $8,751,454 at August 31, 2005. In fiscal 2006, we recorded a net profit of $9,249,496 which eliminated the accumulated deficit and resulted in positive retained earnings of $498,042.

         Our net profit was primarily due to the sale of our ownership in TherMatrx, to American Medical Systems Holdings, Inc., or AMS. Substantially all revenues from this sale have now been received with no significant future revenues expected. We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities. To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia therapy products to sustain and increase our profitability on a quarterly or annual basis. We have been unable to do this in the past and we may be unable to do so in the future, and therefore may never achieve profitability.

         Our hyperthermia therapy products may not achieve market acceptance which could limit our future revenue and ability to achieve profitability.

         To date, hyperthermia therapy has not gained wide acceptance by cancer-treating physicians. We believe this is due in part to the lingering impression created by the inability of early hyperthermia therapy technologies to focus and control heat directed at specific tissue locations and conclusions drawn in early scientific studies that hyperthermia was only marginally effective. Additionally, market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payors to make our products commercially viable, and we believe that reimbursement rates have not been adequate to stimulate strong interest in adopting hyperthermia as a new cancer therapy. If our sales and marketing efforts to promote hyperthermia therapy acceptance in the medical community fail, or our efforts to improve third-party reimbursement rates for hyperthermia therapy are not successful, then our future revenue from sales of our products may be limited, and we may never be able to obtain profitable recurring operations.

         Sales of our product could be significantly reduced if government, private health insurers and other third-party payors do not provide sufficient coverage or reimbursement.

         Our success in selling our products will depend in large part on the extent to which reimbursement for the costs of our products and related treatments are available from government health agencies, private health insurers and other third-party payors. Despite the existence of general reimbursement policies, local medical review policies may differ for public and private insurance payors, which may cause payment to be refused for some hyperthermia treatments. Private payors also may refuse to pay for hyperthermia treatments.

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

         A limited number of our customers have been developing clinics, and these customers have been particularly vulnerable to financial difficulties that can cause them to be unable to pay for equipment that they have purchased. If we choose to accept higher risk sales opportunities to clinics in the future, we will be subject to these customer credit risks that could lower future net sales due to bad-debt write offs, resulting in losses in future periods and potentially lowering the value of your stock. While we attempt to provide for foreseeable doubtful accounts, we cannot assure you that this provision will always be adequate to cover our credit risks.

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

         In addition, there can be no assurance that our channels of distribution that have been successful in the past will be successful in the future. We have derived most of our revenue from sales in Europe through our distributor Medizin-Technik, GmbH, which also purchases equipment components and parts from us. Medizin-Technik is controlled by Dr. Sennewald, one of our directors. The loss or ineffectiveness of Medizin-Technik as a distributor and significant customer could result in lower revenue.

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

         We have not yet received pre-market approval for our BSD-2000 systems. Obtaining these pre-market approvals from the FDA is necessary for us to commercially market these systems in the United States. Obtaining approvals is a lengthy and expensive process. We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects substantially. Further, even if we are able to obtain the approvals we seek from the FDA, the approvals granted might include significant limitations on the indicated uses for which the products may be marketed, which restrictions could negatively impact our business.

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

         Our success will be largely dependent upon the efforts of Paul F. Turner, our Chairman of the Board, Senior Vice President, and Chief Technology Officer, Hyrum A. Mead, our President, and Dixie T. Sells, our Vice President of Regulatory Affairs, and other key employees. We do not maintain key-person insurance on any of these employees. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to manage our business and meet key objectives such as the sale of our products and the introduction of new products.

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

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

         Our office, production and research facilities are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet. In November 2002, we renewed our lease for five years, which includes payments of approximately $82,000 per year for five years adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers. We have an option to purchase the building for $1,000,000 upon 60 days notice for six years beginning December 1, 2002. Thereafter, the purchase price increases by $50,000 each year, and the option expires at the end of the tenth year. The building lease is accounted for as an operating lease for financial statement purposes. The building is currently in good condition, is adequate for our needs, is suitable for all company functions and provides room for future expansion. We believe that we carry adequate insurance on the property. Our lease on this building expires in November of 2007.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         There are no legal proceedings pending against or being taken by BSD Medical Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

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

3. To ratify the selection of Tanner LC as the Company's independent registered public accounting firm for the fiscal year ending August 31, 2006.

         The above proposals were approved and the results of the voting are summarized in the following table:

                     Proposal             For     Against   Withheld   Abstain
                     --------             ---     -------   --------   -------

1.       Elect Board of Directors:

         o   Paul F. Turner           14,019,420       --    76,718        --
         o   Hyrum A. Mead            14,027,420       --    68,718        --
         o   Gerhard W. Sennewald     14,018,820       --    77,318        --
         o   Steven G. Stewart        14,062,120       --    34,018        --
         o   Michael Nobel            14,070,120       --    26,018        --
         o   Douglas P. Boyd          14,062,120       --    34,018        --

2.       Approve and ratify an        13,930,382  163,906        --    23,350
         amendment to the 1998
         Director Stock Plan

3.       Ratify selection of          14,076,780    8,335        --    11,023
         Tanner LC as independent
         registered public
         accounting firm

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
        ------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

         On July 9, 2005, the American Stock Exchange approved the listing for BSD Medical Corporation and the shares began trading on that day under the symbol "BSM". The following table sets forth the high and low bid transactions, as provided by the OTC Bulletin Board and AMEX for the quarters in fiscal year 2005 and 2006. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                             Bid
                                                   --------------------------
                      Quarter Ended:                  High           Low
         --------------------------------------------------------------------
         November 30, 2004..............              1.85           1.25
         February 28, 2005...............             2.70           1.70
         May 31, 2005.....................            3.00           2.15
         August 31, 2005..................            6.63           2.20
         November 30, 2005..............              9.47           4.25
         February 28, 2006...............             5.78           4.10
         May 31, 2006.....................            7.13           4.40
         August 31, 2006..................            6.15           4.40

         As of August 31, 2006, there were approximately 542 holders of record of our common stock. We have not paid any cash dividends on our common stock since our inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

         This Management's Discussion and Analysis or Plan of Operation and other parts of this annual report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements" and "Factors That May Affect Future Results and Financial Condition" below and the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this annual report on Form 10-KSB. All information presented herein is based on our fiscal year ended August 31, 2006. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

General
-------

         BSD Medical Corporation develops, manufactures, markets and services medical systems that deliver precision-focused radio frequency (RF) or microwave energy into diseased sites of the body, heating them to specified temperatures as required by a variety of medical therapies. Our business objectives are to commercialize our products developed for the treatment of cancer and to further expand our developments to treat other diseases and medical conditions. Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment for cancer as provided through microwave/RF systems.

         On July 15, 2004 TherMatrx, Inc. was sold to American Medical Systems Holdings, Inc. (AMS). Our part of the total proceeds from this sale was approximately 25%. A portion of the payout from the sale was based on contingency payments. By the close of fiscal 2006 we had received the last of the contingency payments from the TherMatrx sale. The total payout to us, including contingency payments, was approximately $33.5 million.

         Our accumulated deficit since inception decreased from $8,751,454 as of August 31, 2005, to positive retained earnings of $498,042 as of August 31, 2006 due to net income for fiscal 2006 of $9,249,496 as compared to a net income of $3,321,692 in fiscal 2005. The primary reason for the net income in fiscal 2006 and fiscal 2005 was the income generated from the sale of our ownership in TherMatrx.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, training, and service support contracts. Product sales were $2,706,214 and $1,844,321 for the years ended August 31, 2006 and 2005, respectively. Service revenue was $192,188 and $176,783 for the years ended August 31, 2006 and 2005, respectively.

         We derived $689,086, or 24%, of our revenue in fiscal 2006 from sales to related parties. All of the related party revenue was for the sale of the BSD-2000 and BSD-500 systems and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In fiscal 2006, we derived $2,209,316, or 76%, of our total revenue as compared to $1,033,632, or 51%, in fiscal 2005 from non-related party sales. Our fiscal 2006 non-related party revenue consisted of sales of BSD-500 and BSD-2000 systems for approximately $1,902,175. The balance of our non-related party revenue consisted of consumable devices of $126,896, service contracts of $18,245, billable labor of $17,250 and consulting revenue of $144,750.

         Cost of sales for the year ended August 31, 2006 included raw material and labor costs. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

Critical Accounting Policies and Estimates
------------------------------------------

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

         Revenue Recognition. Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point, so shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most system sales do not include installation. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of cancer treatment systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by BSD. We provide a reserve allowance for estimated returns. To date, returns have not been significant.

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

         Inventory Reserves. As of August 31, 2005, we had recorded a reserve for potential inventory impairment of $80,000. During fiscal 2006, we reduced our inventory reserve from $80,000 to $40,000. In addition to the reduction of inventory reserve we also wrote off $24,003 in obsolete inventory. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2007 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

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

Results of Operations: Comparison of Fiscal Years ended August 31, 2006 and 2005
--------------------------------------------------------------------------------

         Revenue. Total revenue for fiscal 2006 was $2,898,402 compared to $2,021,104 for fiscal 2005, an increase of $877,298, or 43%. The increase in total revenue was primarily due to an increase in sales of our BSD-2000 and BSD 500 systems during fiscal 2006. Product sales increased to $2,706,214 in fiscal 2006 from $1,844,321 in fiscal 2005, an increase of $861,893, or 47%. Service revenue increased to $192,188 in fiscal 2006 as compared to $176,783 in fiscal 2005 primarily due to an increase in consulting revenue. Our revenue can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.

         Related Party Revenue. We derived $689,086, or 24%, of our total revenue in fiscal 2006 from sales to related parties as compared to $987,472, or 49%, in fiscal 2005. All of the related party revenue in fiscal 2006 was for BSD-2000 and BSD-500 systems and various component parts sold to Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Since the sale of our ownership in TherMatrx we no longer consider TherMatrx a related party.

         Non-related Party Revenue. In fiscal 2006, we derived $2,209,316, or 76%, of our total revenue as compared to $1,033,632, or 51%, in fiscal 2005 from non-related party sales. Our fiscal 2006 non-related party revenue consisted of sales of BSD-500 and BSD-2000 systems for $1,902,175. The balance of our non-related party revenue consisted of consumable devices of $126,896, service contracts of $18,245, billable labor of $17,250 and consulting revenue of $144,750.

         Cost of Sales. Cost of sales for fiscal 2006 was $1,716,640 compared to $1,320,110 for fiscal 2005, an increase of $396,530 or 30%. This increase resulted primarily from higher sales in fiscal 2006. Cost of sales to related parties in fiscal 2006 decreased to $371,214 from $644,980, in fiscal 2005 primarily due to the decrease in related party sales. During fiscal 2006 and 2005 all of the related party costs were attributable to sales to Medizin-Technik.

         Gross Profit. Gross profit for the fiscal year ending August 31, 2006 was $1,181,762, or 41%, as compared to $700,994, or 35%, of total product sales for the fiscal year ended August 31, 2005. The increase in gross profit margin was primarily due to production efficiencies obtained from a higher volume of hyperthermia system sales in the fiscal year ended August 31, 2006.

         Research and Development Expenses. Research and development expenses for fiscal 2006 were $1,251,956 compared to $859,614 for fiscal 2005, an increase of $392,342, or 46%. Research and development expenses in fiscal 2006 related to the following:

         o completion of our commercial version of the BSD-2000 with complete modernization of the computer system, addition of the Sigma Ellipse phased array applicator

         o a complete new design of the BSD-2000 patient support system, enhancements to the BSD 500 and 2000 systems including language translations of the operating manuals to German and Chinese development of various spiral array applicator systems to compliment the BSD-500

         o completion of regulatory certifications of the improvements of the BSD-500 and BSD-2000 systems

         o PMA filing for the BSD-2000 system, development of the first model of the MicroThermX 100 microwave ablation system

         o    and development of new microwave ablation disposable applicators

         o technical research to evaluate the various treatment sites and diseases suitable for the application of the MicroThermX 100.

         Inventory Impairment Expense. As of August 31, 2005, we had recorded a reserve for potential inventory impairment of $80,000. During fiscal 2006, we reduced our inventory reserve from $80,000 to $40,000. In addition to the reduction of inventory reserve we also wrote off $24,003 in obsolete inventory.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2006 were $5,028,957 as compared to $2,135,076 in fiscal 2005, an increase of $2,893,881, or 136%. This increase was primarily due to increases in sales and marketing expense, and overall higher payroll and employee benefits in fiscal 2006 as compared to fiscal 2005.

         Interest Income. Interest income increased to $1,301,341 in fiscal 2006 as compared to $362,462 in fiscal 2005 due to increased investments, including cash, generated from the sale of TherMatrx.

         Other Income. Other income for fiscal 2006 was $18,256,306 compared to $6,555,926 in fiscal 2005. This income resulted almost entirely from a gain recognized on the sale of TherMatrx in fiscal 2006 and 2005.

         Provision for Income Taxes. Income tax expense increased to $5,209,000 for fiscal 2006 from $1,303,000 in fiscal 2005.

         Net Profit/ Loss. In fiscal 2006, we had after-tax net income of $9,249,496 as compared to after tax net income in fiscal 2005 of $3,321,692. The increase in after-tax net profit related to the sale of our interest in TherMatrx.

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

Liquidity and Capital Resources
-------------------------------

         Since inception, we have generated accumulated retained earnings of $498,042. We have historically financed our operations through cash from operations, research grants, licensing of technological assets and issuance of common stock. As of August 31, 2006, we had cash and available for sale securities of $24,735,200 as compared to cash and available for sale securities of $13,527,197 as of August 31, 2005.

         We used $6,883,132 of cash in operating activities in fiscal 2006 compared to cash used of $2,723,482 in fiscal 2005. This was primarily a result of gains on the sale of our TherMatrx shares of $18,016,272 and net income of $9,249,496. In addition, in fiscal 2006 accounts receivable increased by $922,163, accounts payable increased by $252,583, inventories increased by $231,911, income tax payable increased by $2,271,469 and accrued expenses increased by $296,737. Our investing activities resulted in net cash provided of $7,729,216 relating to the proceeds of our sale in TherMatrx of $18,016,272 offset by purchase of investments of available for sale securities of $10,073,884 and the purchase of certain property and equipment of $213,172. Cash flows from financing activities consisted of proceeds from the exercise of stock options of $424,336.

         Based upon our financial performance in fiscal 2006, we believe our $24,735,200 in cash and available for sale securities at August 31, 2006, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for at least the next 12 months.

         On July 15, 2004 TherMatrx, Inc. was sold to American Medical Systems Holdings, Inc. (AMS). Our part of the total proceeds from this sale was 25%. A portion of the payout from the sale was based on contingency payments. By the close of our fiscal year for 2006 we had received the last of the contingency payments from the TherMatrx sale. The total payout to us, including contingency payments, was approximately $33.5 million.

         We expect to incur additional expenses related to the commercial introduction of our BSD-2000 and MicroThermx systems, which will precede any revenue from the sale of such systems. We project that our sales and marketing expenses in fiscal 2007 will be consistent with fiscal 2006 to support the commercial introduction of the BSD-2000 and MicroThermx systems.

         We believe we can cover any cash shortfall with cost cutting or available cash. If we cannot cover any such cash shortfall with cost cutting or available cash, we would need to obtain additional financing. We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us. If we raise equity capital our stockholders will be diluted. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

         The Company has no off balance sheet arrangements as August 31, 2006.

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in sections entitled "Management's Discussion and Analysis or Plan of Operation" and "Business" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our belief about the market opportunities for our products;

         o    our anticipated financial performance and business plan;

         o our expectations regarding the commercial introduction of the BSD-2000 and MicroThermx systems;

         o our expectations that in a higher production environment of established commercial sales we could achieve a 60% gross margin on system sales and 80% gross margin on service agreements and disposable applicators used with our MicroThermx 100 system;

         o our expectations and efforts regarding FDA approvals relating to the BSD-2000 and MicroThermx systems;

         o our belief that FDA approval for the BSD-2000 system would greatly contribute to our sales efforts;

         o    our development or acquisition of new technologies;

         o our belief that our technology has application for numerous other medical purposes;

         o the amount of expenses we will incur for the commercial introduction of the BSD-2000 and MicroThermx systems;

         o the expectation that our need present and future sales and marketing forces will expand;

         o our belief that we can acquire materials and parts from multiple sources on a timely basis;

         o our belief that our current working capital and cash from operations will be sufficient to fund our working capital and capital resources needs for fiscal 2006; and

         o our belief that we can cover any cash shortfall with cost cutting or available cash.

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

ITEM 7.  FINANCIAL STATEMENTS
         --------------------


BSD MEDICAL CORPORATION

Financial Statements
As of August 31, 2006 and for the Years Ended August 31, 2006 and 2005

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


Statements of Cash Flows                                                  F-5


Notes to Financial Statements                                             F-6

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM






To the Board of Directors and Stockholders of BSD Medical Corporation


We have audited the accompanying balance sheet of BSD Medical Corporation (the Company) as of August 31, 2006, and the related statements of income, stockholders' equity, and cash flows for the years ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2006, and the results of its operations and its cash flows for the years ended August 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.



Salt Lake City, Utah
November 29, 2006

                                                         BSD MEDICAL CORPORATION
                                                                   Balance Sheet

                                                                 August 31, 2006
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash and cash equivalents                                      $    2,179,094
  Investments                                                        22,556,106
  Receivables, net of allowance for doubtful
    accounts of $20,000                                               1,186,800
  Related party trade receivables                                       261,543
  Inventories, net                                                    1,366,264
  Deferred tax asset                                                    178,000
  Other current assets                                                  120,277
                                                                 ---------------

        Total current assets                                         27,848,084

Property and equipment, net                                             303,034
Note receivable                                                         137,500
Patent, net of amortization of $10,678                                   21,250
                                                                 ---------------

                                                                 $   28,309,868
                                                                 ---------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                               $      365,396
  Accrued liabilities                                                   545,113
  Income taxes payable                                                1,539,946
  Deferred revenue - current portion                                     17,912
                                                                 ---------------

        Total current liabilities                                     2,468,367
                                                                 ---------------

Deferred revenue - less current portion                                 217,500
                                                                 ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value; 40,000,000 shares
    authorized; 21,023,668 shares issued and
    outstanding                                                          21,024
  Additional paid-in capital                                         25,452,231
  Deferred compensation                                                (247,700)
  Treasury stock, at cost                                                  (234)
  Other comprehensive loss                                              (99,362)
  Retained earnings                                                     498,042
                                                                 ---------------

        Total stockholders' equity                                   25,624,001
                                                                 ---------------

                                                                 $   28,309,868
                                                                ---------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-2

                                                         BSD MEDICAL CORPORATION
                                                            Statements of Income

                                                          Years Ended August 31,
--------------------------------------------------------------------------------


                                                     2006              2005
                                                --------------------------------

Revenues:
  Sales                                         $   2,209,316    $    1,033,632
  Sales to related parties                            689,086           987,472
                                                --------------------------------

                                                    2,898,402         2,021,104
                                                --------------------------------

Costs and expenses:
  Cost of sales                                     1,399,426           675,130
  Cost of sales to related parties                    317,214           644,980
  Research and development                          1,251,956           859,614
  Selling, general, and administrative              5,028,957         2,135,076
                                                --------------------------------

                                                    7,997,553         4,314,800
                                                --------------------------------

        Operating loss                             (5,099,151)       (2,293,696)
                                                --------------------------------

Other income (expense):
  Gain on sale of equity interest                  18,016,272         6,551,087
  Interest income                                   1,301,341           362,462
  Other                                               240,034             4,839
                                                --------------------------------

                                                   19,557,647         6,918,388
                                                --------------------------------

        Income before income taxes                 14,458,496         4,624,692

Income tax provision                               (5,209,000)       (1,303,000)
                                                --------------------------------

        Net income                              $   9,249,496    $    3,321,692
                                                --------------------------------

Income per common share - basic                 $        0.45    $         0.16
                                                --------------------------------

Income per common share - diluted               $        0.42    $         0.15
                                                --------------------------------

Weighted average shares - basic                    20,766,000        20,198,000
                                                --------------------------------

Weighted average shares - diluted                  22,174,000        21,453,000
                                                --------------------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3


                                                                                                        BSD MEDICAL CORPORATION
                                                                                             Statements of Stockholders' Equity

                                                                                           Years Ended August 31, 2006 and 2005
-------------------------------------------------------------------------------------------------------------------------------




                                                                       Other Com-  (Accumulated
                             Common Stock      Additional    Deferred  prehensive    Deficit)     Treasury Stock
                          ------------------    Paid-in       Compen-    Income      Retained     ---------------
                           Shares    Amount     Capital       sation     (loss)      Earnings     Shares   Amount    Total
                          -----------------------------------------------------------------------------------------------------
Balance, September 1,
2004                    19,945,982  $ 19,946  $ 23,201,020  $  (27,808) $      - $ (12,073,146)    24,331  $ (234) $ 11,119,778

Common stock issued
 for:
  Cash                     391,188       391        74,914           -         -             -          -       -        75,305
  Services                  27,900        28        44,972           -         -             -          -       -        45,000

Stock options issued
  for services                   -         -        96,500           -         -             -          -       -        96,500

Income tax benefit
  from exercise of
  stock options                  -         -       272,945           -         -             -          -       -       272,945

Amortization of
deferred compensation            -         -             -       9,508         -             -          -       -         9,508

Increase in other
comprehensive income             -         -             -           -    36,939             -          -       -        36,939

Deferred compensation            -         -        15,750     (15,750)        -             -          -       -             -

Net income                       -         -             -           -         -     3,321,692          -       -     3,321,692
                        -------------------------------------------------------------------------------------------------------

Balance August 31,
2005                    20,365,070    20,365    23,706,101     (34,050)   36,939    (8,751,454)    24,331    (234)   14,977,667

Common stock issued
for:
  Cash                     644,991       645       423,691           -         -             -          -       -       424,336
  Services                  13,607        14        48,457           -         -             -          -       -        48,471

Income tax benefit
  from exercise of
  stock options                  -         -       972,282           -         -             -          -       -       972,282

Amortization of
deferred compensation            -         -             -      88,050         -             -          -       -        88,050

Decrease in other
comprehensive income             -         -             -           -  (136,301)            -          -       -      (136,301)

Deferred compensation            -         -       301,700    (301,700)        -             -          -       -             -

Net income                       -         -             -           -         -     9,249,496          -       -     9,249,496
                        -------------------------------------------------------------------------------------------------------

Balance, August 31,
2006                    21,023,668  $ 21,024  $ 25,452,231  $ (247,700) $(99,362)  $   498,042     24,331  $ (234) $ 25,624,001
                        -------------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements                                                                              F-4

                                                         BSD MEDICAL CORPORATION
                                                        Statements of Cash Flows

                                                          Years Ended August 31,
--------------------------------------------------------------------------------

                                                    2006              2005
                                                --------------------------------

Cash flows from operating activities:
  Net income                                    $   9,249,496    $    3,321,692
  Adjustments to reconcile net income to
    net cash used in operating activities:
     Provision for doubtful accounts                  (22,500)           42,500
     Depreciation and amortization                     86,860            76,991
     Gain on sale of investment in TherMatrx      (18,016,272)       (6,551,087)
     Gain on sale of property                               -            (1,050)
     Amortization of deferred compensation             88,050             9,508
     Stock issued for services                         48,471           141,500
     Decrease (Increase) in:
       Receivables                                   (922,163)         (286,876)
       Note receivable                               (137,500)                -
       Inventories                                   (231,911)         (393,937)
       Deferred tax asset                             (74,000)          725,000
       Other current assets                            12,464           (81,675)
     Increase (decrease) in:
       Accounts payable                               252,583            13,682
       Income tax payable                           2,271,469           513,704
       Accrued liabilities                            296,737          (175,539)
       Deferred revenue                               228,084           (39,895)
       Deferred tax liability                         (13,000)          (38,000)
                                                --------------------------------

        Net cash used in
        operating activities                       (6,883,132)       (2,723,482)
                                                --------------------------------

Cash flows from investing activities:
  Proceeds from sale of investment in
    TherMatrx                                      18,016,272         6,551,087
  Purchase of investments                         (10,073,884)      (12,581,584)
  Proceeds from sale of property                            -             1,050
  Purchase of property and equipment                 (213,172)         (110,856)
                                                --------------------------------

        Net cash provided by (used in)
        investing activities                        7,729,216        (6,140,303)
                                                -------------------------------

Cash flows from financing activities-
  proceeds from issuance of common stock              424,336            75,305
                                                --------------------------------

Increase (decrease) in cash and cash
  equivalents                                       1,270,420        (8,788,480)

Cash and cash equivalents, beginning of year          908,674         9,697,154
                                                --------------------------------

Cash and cash equivalents, end of year          $   2,179,094    $      908,674
                                                --------------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-5

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1.   Organization      Organization
     and               BSD Medical Corporation (the Company) was incorporated in
     Significant       the  State  of  Delaware  on July 3,  1986.  The  Company
     Accounting        develops,  produces,  markets,  and services systems used
     Policies          for the  treatment  of cancer and other  diseases.  These
                       systems are sold worldwide. In addition, the Company held an interest in TherMatrx until July 15, 2004. On July 15,
                       2004,  TherMatrx,  Inc.  was  sold  to  American  Medical
                       Systems Holdings, Inc. (AMS). The Company's part of the total proceeds from this sale was approximately 25%. A portion of the payout from the sale was based on contingency payments. By the close fiscal year 2006 the Company had received the last of the contingency payments from the TherMatrx sale. The total payout to the Company, including contingency payments, was approximately $33.5 million.

                       Cash and Cash Equivalents
                       Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

                       Investments
                       Investment with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments. Management classified these investments at August 31, 2006 as available-for sale. The short-term investments are recorded at fair value, with net unrealized gains and losses reported as other comprehensive income in the statements of stockholders' equity. Realized gains and losses are included in the statements of income.

                       Trade Accounts Receivable
                       Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management estimates an allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Interest is not charged on trade receivables that are outstanding beyond their due date.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization      Inventories
     and               Parts and supplies inventories are stated at the lower of
     Significant       cost or market. Cost is determined using the average cost
     Accounting        method.  Work-in-process and finished goods are stated at
     Policies          the  lower  of the  accumulated  manufacturing  costs  or
     Continued         market.  Provisions,  when  required,  are made to reduce
                       excess and obsolete inventories to their estimated net realizable value. The provision was $40,000 at August 31, 2006.

                       Property and Equipment
                       Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the following estimated useful lives of the assets.

                               Equipment                              2-5 years
                               Furniture and fixtures                   5 years
                               Leasehold improvements                  10 years

                       Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of property and equipment are reflected in operations.

                       Investment in Joint Venture
                       The Company had an ownership interest in TherMatrx, a corporate joint venture that is engaged in the manufacture and sale of medical devices. The investment was accounted for on the equity method of accounting. Because the Company's percent share of accumulated losses in TherMatrx had exceeded its original investment no asset was recorded on the balance sheet. On July 15, 2004 TherMatrx, Inc. was sold to American Medical Systems Holdings, Inc. (AMS). The Company's part of the total proceeds from this sale was approximately 25%. A portion of the payout from the sale was based on contingency payments. By the close of fiscal year 2006 the Company had received the last of the contingency payments from the TherMatrx sale. The total payout to the Company, including contingency payments, was approximately $33.5 million.

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


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization      Warranty Reserve
     and               The Company provides limited  warranties to its customers
     Significant       for products sold.  Estimated future warranty obligations
     Accounting        are  accrued  each  period.  As of August 31,  2006,  the
     Policies          accrued  warranty  reserve  was  approximately   $31,000.
     Continued         During the fiscal  years ended  August 31, 2006 and 2005,
                       total   warranty   expense  was   $24,763  and   $21,662,
                       respectively.

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

                       Income Per Common Share
                       The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

                       The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. Options and warrants to purchase 1,809,051 and 2,122,934 shares of common stock at prices ranging from $.37 to $5.76 and $.10 to $2.54 per share were outstanding at August 31, 2006 and 2005, respectively.

                       The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                                     2006              2005
                                                --------------------------------
                       Weighted average number
                         of shares outstanding
                         - basic                   20,766,000        20,198,000
                       Dilutive effect of stock
                         options                    1,408,000         1,255,000
                                                --------------------------------

                       Weighted average number
                         of shares outstanding,
                         assuming dilution         22,174,000        21,453,000
                                                --------------------------------


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization      Stock-Based Compensation
     and               The  Company   accounts  for  stock  options  granted  to
     Significant       employees   under   the   recognition   and   measurement
     Accounting        principles  of APB Opinion No. 25,  Accounting  for Stock
     Policies          Issued to Employees, and related Interpretations, and has
     Continued         adopted the  disclosure-only  provisions  of Statement of
                       Financial    Accounting   Standards   (SFAS)   No.   123,
                       "Accounting for Stock-Based  Compensation".  Accordingly,
                       compensation   costs  are  recognized  in  the  financial
                       statements  for options  granted  with an exercise  price
                       less than the market value of the underlying common stock
                       on the date of grant.  During the years ended  August 31,
                       2006 and 2005, the Company recognized $88,050 and $9,508,
                       respectively,   related  to  stock  options   granted  to
                       employees with an exercise price less than the market value of the underlying common stock. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                       Years Ended August 31,
                                                --------------------------------
                                                     2006             2005
                                                --------------------------------

Net income - as reported                        $   9,249,496    $    3,321,692

Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                            88,050             9,508

Deduct: total stock based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                            (749,586)         (504,839)
                                                --------------------------------

Net income - pro forma                          $   8,587,960    $    2,826,361
                                                --------------------------------
Earnings per share:
  Basic - as reported                           $         .45    $          .16
                                                --------------------------------
  Basic - pro forma                             $         .41    $          .14
                                                --------------------------------

  Diluted - as reported                         $         .42    $          .15
                                                --------------------------------
  Diluted  - pro forma                          $         .39    $          .13
                                                --------------------------------



--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization      The fair value of each option  grant is  estimated on the
     of                date of grant  using  the  Black-Scholes  option  pricing
     Significant       model with the following assumptions:
     Accounting
     Policies
     Continued                                       2006              2005
                                                --------------------------------

                       Expected dividend yield  $           -    $            -
                       Expected stock price
                          volatility                68% - 76%         71% - 83%
                       Risk-free interest rate    4.0% - 5.0%       3.3% - 4.1%
                       Expected life of options   3 - 5 years       3 - 5 years

                       The weighted average fair value of options granted during the years ended August 31, 2006 and 2005 were $3.50 and $1.97, respectively.

                       Revenue Recognition
                       The Company recognizes revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, the sale of software license rights, providing manufacturing services, providing training, and service support contracts. Product sales were $ 2,706,214 and $1,844,321 for the years ended August 31, 2006 and 2005, respectively. Service revenue was $192,188 and $176,783 for the years ended August 31, 2006 and 2005, respectively.

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


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization      Revenue Recognition - Continued
     of                Revenue  from  the sale of  software  license  rights  is
     Significant       recognized when a valid purchase order has been received,
     Accounting        the software  license has been delivered to the customer,
     Policies          the  selling   price  is  fixed  or   determinable,   and
     Continued         collection is reasonably  assured.  Delivery is deemed to
                       have occurred if diskettes have been shipped, or if the software has been delivered electronically by email. To date, the sale of software license rights has not been material.

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

                       The Company has cash in the bank and short-term investments that exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

                       Advertising and Promotion
                       Advertising and promotion costs, which are principally included in sales expenses, are expensed as incurred. Advertising and promotion expense was approximately $758,000 and $103,000 for the years ended August 31, 2006 and 2005, respectively.

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

                       Comprehensive Income (loss)
                       Comprehensive income (loss) consists of net income and net unrealized gains and losses from the Company's investments classified as available-for sale, which is reported on the accompanying statements of stockholders' equity as a component of other comprehensive income.

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


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Detail of         Details  of certain  balance sheet  accounts as of August
     Certain           31,  2006,  are as follows:
     Balance
     Sheet             Receivables:
     Accounts
                        Trade receivables - non-related party    $    1,076,006
                        Other receivables                                 8,000
                        Accrued interest receivable                     122,794
                        Less allowance for doubtful accounts            (20,000)
                                                                 ---------------

                                                                 $    1,186,800
                                                                 ---------------
                       Inventories:
                        Parts and supplies                       $      711,552
                        Work-in-process                                 641,608
                        Finished goods                                   53,104
                        Reserve for obsolete inventory                  (40,000)
                                                                 ---------------

                                                                 $    1,366,264
                                                                 ---------------
                       Accrued liabilities:
                        Accrued vacation                         $      192,203
                        Accrued taxes payable                            60,311
                        Customer deposits                               100,000
                        Other accrued expenses                          192,599
                                                                 ---------------

                                                                 $      545,113
                                                                 ---------------

3.   Investments       As of August  31,  2006,  investments  consist  of mutual
                       funds. All investments at August 31, 2006 were considered
                       available-for-sale  securities.  As of August  31,  2006,
                       investments  had a cost of  $22,655,468,  fair  value  of
                       $22,556,106  and  unrealized  losses  of  $99,362.  As of
                       August 31, 2005,  investments  had a cost of $12,581,584,
                       fair  value  of  $12,618,523  and  unrealized   gains  of
                       $36,939. No realized gains or losses on investments were recorded in the years ended August 31, 2006 and 2005.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Property              Property and equipment consists of the following:
     and
     Equipment             Equipment                             $      997,053
                           Furniture and fixtures                       298,597
                           Leasehold improvements                        17,420
                                                                 ---------------

                                                                      1,313,070

                           Less accumulated depreciation             (1,010,036)
                                                                 ---------------

                                                                 $      303,034
                                                                 ---------------

                       Depreciation expense for the years ended August 31, 2006 and 2005 totaled $84,982 and $75,113, respectively.

5.   Note              During  the year  ended  August  31,  2006,  the  Company
     Receivable        entered into a sales  agreement with one of its customers
                       with extended payment terms. These terms allowed for $137,500 of the purchase price to be due within two years from the date of the sale. Accordingly, this amount has been recorded as non-current and interest imputed on the amount calculated at market rates.

6.   Patent            The Company has one patent  recorded  net of  accumulated
                       amortization.   The  patent  is  being   amortized  on  a
                       straight-line  basis over its estimated  useful life with
                       an amortization period of 17 years.  Amortization expense
                       was $1,878 for each of the years  ended  August 31,  2006
                       and 2005. For each of the next five years, amortization expense relating to the patent is expected to be $1,878 per year.

--------------------------------------------------------------------------------

                                                        BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Operating         The  Company  renewed its  building  lease in November of
     Lease             2002  for  five  years,   which   includes   payments  of
                       approximately $82,000 per year, adjusted annually for increases in the cost of living based on the Consumer
                       Price Index for Urban Consumers.

                       Future minimum lease payments at August 31, 2006, are as follows:

                           Years Ending August 31,
                                                                      Amount
                                                                 ---------------
                                2007                             $       92,174
                                2008                                     23,213
                                                                 ---------------

                                                                 $      115,387
                                                                 ---------------

                       Annual rent expense on this operating lease for the years ended August 31, 2006 and 2005 amounted to $ 89,393 and $86,400, respectively.

8.   Deferred          The Company has entered  into certain  service  contracts
     Revenue           for which it has received payment in advance. The Company
                       is recognizing these service revenues over the life of the service agreements.

                       As of August 31, 2006, the Company had $235,412 of deferred revenue.

9.   Major             The   Company   had  the   following   customer   revenue
     Customers         concentrations  for the years  ended  August 31, 2006 and
                       2005:

                                                    2006              2005
                                                --------------------------------

                       Customer A                      45.48%            29.84%
                       Customer B                      23.77%            48.55%
                       Customer C                      10.38%                *

                       *Sales to customers were less than 10%.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Income            The components of the income tax (provision)  benefit are
     Taxes             as follows:

                                                       Years Ended August 31,
                                                --------------------------------
                       Current:
                            Federal             $  (4,606,000)   $     (452,000)
                            State                    (690,000)         (164,000)
                                                --------------------------------

                                                   (5,296,000)         (616,000)
                                                --------------------------------
                       Deferred:
                            Federal                    87,000          (687,000)
                                                --------------------------------

                                                $  (5,209,000)   $   (1,303,000)
                                                --------------------------------

                       The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:

                                                       Years Ended August 31,
                                                --------------------------------
                                                     2006              2005
                                                --------------------------------
                       Income tax benefit
                         (expense) at           $  (5,393,000)   $   (1,711,000)
                         statutory rate
                       Change in estimate of
                         use of net operating
                         loss carryforwards                 -           284,000
                       Research and development
                          tax credits                 190,000            76,000
                       Other                           (6,000)           48,000
                                                --------------------------------
                                                $  (5,209,000)   $   (1,303,000)
                                                --------------------------------

                       Deferred tax assets (liabilities) are comprised of the following at August 31, 2006:

                       Accruals and reserves                     $       96,000
                       Deferred revenue                                  80,000
                       Depreciation                                     (55,000)
                       Deferred compensation expense                     57,000
                                                                 ---------------

                                                                 $      178,000
                                                                 ---------------

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock             Stock Options
     Options and       The Company's 1987 Employee Stock Option Plan  authorizes
     Warrants          the  granting  of   incentive   options  to  certain  key
                       employees of the Company and nonqualified stock options to certain key employees, non-employee directors, or individuals who provide services to the Company. The
                       Plan, as amended, provides for the granting of options for an aggregate of 950,000 shares. The options vest according to a set schedule over a five-year period and expire upon the employee's termination or after ten years from the date of grant.

                       The Company's 1998 Employee Stock Option Plan authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company. The Plan provides for the granting of options for an aggregate of 2,000,000 shares. The options vest subject to management's discretion.

                       The Company's 1998 Director Stock Plan was amended in February of 2006 to provide an annual retainer of $30,000 to each non-employee director with the exception of the Audit Committee Chairman who is to receive $35,000. The annual compensation plan calls for payment to be made twice a year with each payment consisting of $15,000 in cash and $15,000 in common stock, with the exception of the Audit Committee Chairman who is to receive $20,000 in cash and $15,000 in common stock with the number of shares issued calculated by dividing the unpaid compensation by a daily average of the preceding twenty day closing price of the Company's common stock. The Plan also grants each non-employee outside director 30,000 options each year at an exercise price of the fair market value of the common stock at the date the option is granted. The Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant. For certain options issued under this plan, the Company has recorded as deferred compensation the excess of the market value of common stock at the date of grant over the exercise price.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock             A schedule of the options and warrants is as follows:
     Options and
     Warrants
     Continued                                                   Price Per
                                         Options     Warrants       Share
                                    ------------------------------------------

Outstanding at September 1, 2004        2,334,553     102,980   $  .10 to 2.54

     Granted                              225,000           -     1.20 to 2.54
     Exercised                           (401,619)          -       .10 to .66
     Forfeitures                          (35,000)          -              .10
                                    ------------------------------------------

Outstanding at August 31, 2005          2,122,934     102,980      .10 to 2.54
     Granted                              364,368           -     2.44 to 5.76
     Exercised                           (588,251)   (102,980)    .10 to .2.54
     Forfeitures                          (90,000)          -      .54 to 4.92
                                    ------------------------------------------

Outstanding at August 31, 2006          1,809,051           -   $  .37 to 5.76
                                    ------------------------------------------

                       The following table summarizes information about stock options and warrants outstanding at August 31, 2006:

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
      Exercise      Number        Life       Exercise      Number     Exercise
       Prices     Outstanding    (Years)      Price     Exercisable    Price
    ----------------------------------------------------------------------------

    $     .37-81     411,348      3.86     $     .65       393,230   $     .65
       1.11-2.74   1,168,335      7.83          1.44       808,827        1.31
       2.75-5.76     229,368      9.42          5.14        26,820        5.11
    ----------------------------------------------------------------------------

    $   .37-5.76   1,809,051      7.13     $    1.72     1,228,877   $    1.18
    ----------------------------------------------------------------------------

12.  Foreign           During  the years  ended  August 31,  2006 and 2005,  the
     Customer          Company had sales to a European  entity  controlled  by a
     and Major         significant  stockholder  and  member  of  the  Board  of
     Customer          Directors   of  the  Company  of  $689,086  and  $987,472
                       respectively.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Related Party     At August 31, 2006, accounts receivable includes $261,543
     Transactions      due  from  an   entity   controlled   by  a   significant
     Not otherwise     stockholder and member of the Board of Directors.
     disclosed

14.  Supplemental      Actual amounts paid for  interest and income taxes are as
     Cash Flow         follows:
     Information                                          Years Ended
                                                           August 31,
                                                --------------------------------

                        Interest expense        $           -    $            -
                                                --------------------------------

                        Income taxes            $   2,576,605    $      351,354
                                                --------------------------------

                       During the year ended August 31, 2006, the Company:

                           o    Had other comprehensive loss of $136,301.

                           o    Recorded deferred compensation of $301,700.

                           o Recorded an increase in additional paid in capital of $972,282 and corresponding decrease to income taxes payable related to the tax benefit from the exercise of stock options.

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

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Commitments       The  Company  has  an  employment   agreement   with  the
     and               President of the Company. The agreement provides that the
     Contingencies     President's salary will be based upon a reasonable mutual
                       agreement.  Additionally,  in the  case of  non-voluntary
                       termination,  the acting president will receive severance
                       pay for a six-month  period,  which includes an extension
                       of  all  employee  rights,   privileges,   and  benefits,
                       including medical insurance. The six-month severance pay would be the salary at the highest rate paid to the president prior to such a non-voluntary termination. The agreement also requires the Company to pay the acting president for any accrued unused vacation and bonuses.

                       The Company has an exclusive worldwide license for a unique temperature probe. The license has no determinable life. The Company pays royalties based upon its sales of this probe. There was approximately $3,500 in accrued royalties as of August 31, 2006. Royalty expense amounted to approximately $6,180 and $4,710 for the years ended August 31, 2006 and 2005, respectively.

16.  Fair Value of     None of the Company's financial  instruments are held for
     Financial         trading  purposes.  The Company  estimates  that the fair
     Instruments       value of all financial instruments at August 31, 2006 and
                       2005  does  not  differ  materially  from  the  aggregate
                       carrying values of its financial  instruments recorded in
                       the accompanying  balance sheet. The estimated fair value
                       amounts  have  been   determined  by  the  Company  using
                       available  market  information and appropriate  valuation
                       methodologies.   Considerable   judgment  is  necessarily
                       required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Recent            In December  2004,  the  Financial  Accounting  Standards
     Accounting        Board  ("FASB")  issued  Financial   Accounting  Standard
     Pronounce-        ("SFAS") No. 123(R), Share-Based Payment, an amendment of
     ments             FASB  Statements No. 123 and 95. SFAS No. 123(R) replaces
                       SFAS No. 123,  Accounting for  Stock-Based  Compensation,
                       and supersedes  APB Opinion No. 25,  Accounting for Stock
                       Issued to Employees. This statement requires companies to
                       recognize  the  fair  value of stock  options  and  other
                       stock-based   compensation  to  employees   prospectively
                       beginning  with fiscal periods  beginning  after December
                       15, 2005. This means that the Company will be required to
                       implement  SFAS  No.  123(R)  no later  than the  quarter
                       beginning   September  1,  2006.  The  Company  currently
                       measures stock-based  compensation in accordance with APB
                       Opinion   No.  25  as   discussed   above.   The  Company
                       anticipates  adopting the modified  prospective method of
                       SFAS No.  123(R) on September 1, 2006.  The impact on the
                       Company's  financial  condition or results of  operations
                       will  depend on the  number  and  terms of stock  options
                       outstanding  on the  date of  change,  as well as  future
                       options  that  may  be  granted.   However,  the  Company
                       believes the adoption of SFAS No. 123(R) may have a material effect on the Company's financial position and results of operations.

                       The FASB has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting SFAS No. 154 on September 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company's financial position or results of operations.

--------------------------------------------------------------------------------

                                                         BSD MEDICAL CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Recent            In July 2006, the FASB issued FIN 48, entitled Accounting
     Accounting        for  Uncertainty  in Income  Taxes.  FIN 48 clarifies the
     Pronounce-        accounting for uncertainty in income taxes  recognized in
     ments             financial  statements  in  accordance  with SFAS No. 109,
     Continued         entitled Accounting for Income Taxes. This Interpretation
                       prescribes  a  recognition   threshold  and   measurement
                       attribute for the  financial  statement  recognition  and
                       measurement  of a tax  position  taken or  expected to be
                       taken in a tax return.  FIN 48 also provides  guidance on
                       derecognition,  classification,  interest and  penalties,
                       accounting in interim periods, disclosure and transition.
                       We   are   currently    evaluating    the   impact   this
                       Interpretation  will  have on our  financial  statements.
                       This  Interpretation  will be effective in the  Company's
                       financial   statements  for  the  fiscal  year  beginning
                       September 1, 2007.

                       In September 2006, the FASB issued SFAS No. 157, entitled Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories [level 3], including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on the financial statements.


--------------------------------------------------------------------------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

         During the fourth fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
         -----------------

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

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

        Name                     Age           Position
------------------------------- ------ -----------------------------------------
Paul F. Turner, MSEE(1)          59    Chairman of the Board, Senior Vice
                                       President, and Chief Technology Officer

Hyrum A. Mead, MBA(1)            59    President and Member of the Board of
                                       Directors

Gerhard W. Sennewald, Ph.D.      70    Member of the Board of Directors

Michael Nobel, Ph.D.             66    Member of the Board of Directors

Douglas P. Boyd, Ph.D.           65    Member of the Board of Directors

Steven G. Stewart                58    Member of the Board of Directors
_______________

(1) Executive officers of BSD.

         Paul F. Turner, MSEE, has served as a director of BSD since 1994 and currently serves as Chairman of the Board of Directors. Mr. Turner also has served as the Senior Vice President and Chief Technology Officer of BSD since August 1999. From October 1995 to August 1999, Mr. Turner also served as the Acting President of BSD. From 1986 to October 1995, Mr. Turner served in various capacities with BSD, including Staff Scientist, Senior Scientist, Vice President of Research, and Senior Vice President of Research. Mr. Turner has led the design of microwave treatment systems for tumors, including the development of external phased array antenna technology to focus radiated microwave energy deep into the central area of the body to treat deep tumors. He has also integrated this novel technology with magnetic resonance imaging to non-invasively monitor treatments within the patient's body.

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

         Michael Nobel, Ph.D., has served as a director of BSD since January 1998. From 1991 to the present, Dr. Nobel has served as the Executive Chairman of the MRAB Group, a privately-held company that provides diagnostic imaging services. From 1995 to the present, Dr. Nobel has served as the Chairman of the Board of the Nobel Family Society. From 1995 to the present, he also has served as Chairman of the American Non-Violence Project Inc., and has served as a consultant to Unesco in Paris and the United Nations Social Affairs Division in Geneva. Dr. Nobel participated in the introduction of magnetic resonance imaging as European Vice President for Fonar Corp.

         Douglas P. Boyd, Ph.D. currently serves as Chairman of the Board of XLR Medical, Inc., as CEO of TeleSecurity Sciences, Inc., as Managing Director of Imaging Technology Ventures, Inc., and on the Board of Directors of Imaging Technology Group, Inc., TechniScan, Inc. and Health Address, Inc. He is internationally known as an expert in radiology and computed tomography ("CT") imaging systems, and has pioneered the development of fan-beam CT scanners, Xenon detector arrays and EBT scanners. Dr. Boyd has been awarded 13 U.S. patents. He is an Adjunct Professor of Radiology at the University of California, San Francisco, has published more than 100 scientific papers and is a frequent speaker at universities and symposia.

         Steven G. Stewart, CPA, served as Chief Financial Officer for Headwaters, Inc. (a New York Stock Exchange Company) from July 1998 until October 2005 when he became the Treasurer and subsequently the Director of Financial Affairs. Previously, Mr. Stewart served as a business assurance partner for PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP), and as an audit partner with Ernst & Young (formerly Arthur Young), including service as the Salt Lake City office Director of High Technology and Entrepreneurial Services. Mr. Stewart's involvement with Headwaters is part-time now and will be through March 2009 when he will fully retire from Headwaters.

         Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2006 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

COMPOSITION OF THE BOARD

         The Board of Directors of the Company currently consists of six directors. Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. There are no family relationships among any of the Company's directors, officers or key employees.

Affirmative Determinations Regarding Director Independence

         The Board of Directors has determined each of the following directors to be an "independent director" as such term is defined in Section 121A of the Rules of the American Stock Exchange:

                                                  Douglas P. Boyd
                                                  Steven G. Stewart
                                                  Michael Nobel

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During fiscal year 2006, the Company's Board of Directors met four times and no director attended fewer than 75% of meetings of the Board or any of the Board committees of which a director was a member.

         The Board of Directors has formed the following committees:

         The Audit Committee. The Audit Committee, which held four meetings during fiscal year 2006, is responsible for reviewing and monitoring the Company's financial statements and internal accounting procedures, recommending the selection of independent auditors by the Board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and the Company's independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of the Company's internal accounting controls and financial affairs. The Board of Directors has adopted a written audit committee charter.

         The members of the Audit Committee are Messrs. Sennewald, Boyd, Stewart and Nobel. Mr. Stewart is currently serving as the audit committee chairman and financial expert. All members of the Audit Committee are independent directors, except Mr. Sennewald.

         The Nominating Committee. The Company does not have a standing nominating committee. Each director participates in decisions relating to making the Company's nominations for directors. The Board of Directors believes that, considering the size of the Company and the Board of Directors, nominating decisions can be easily made on a case-by-case basis and there is no need for the added formality of a nominating committee. Based on criteria established by the American Stock Exchange relating to director independence, Messrs. Stewart, Boyd and Nobel are the Company's only independent directors.

         The Board of Directors does not have an express policy with regard to the consideration of any director candidates since the Board believes that it can adequately evaluate nominees on a case-by-case basis. The Board has not previously received any recommendations for director candidates from stockholders, and has not adopted a formal process for considering director candidates who may be recommended by stockholders. However, the Company's policy is to give due consideration to any and all such candidates, and in evaluating director nominees, the Board considers the appropriate size of the Board, the needs of the Company, the skills and experience of its directors, and a candidate's familiarity with the Company's industry. The Company does not pay fees to any third parties to assist it in identifying potential nominees.

         Although the Company does not have a formal policy regarding attendance by directors at the Company's Annual Meeting, it encourages directors to attend. The Board will give consideration during the upcoming year to establishing a formal policy so as to maximize attendance by directors, taking into account the directors' schedules and the timing requirements of applicable law.

         The Compensation Committee. The Company does not have a standing compensation committee. The independent directors of the Board act as a committee on compensation issues.

COMMUNICATIONS WITH DIRECTORS

         The Company has not adopted a formal process for stockholder communications with the Board. Nevertheless, the Company has tried to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. The Company believes its responsiveness to stockholder communications to the Board has been good.

EXECUTIVE OFFICERS

         The following table presents information as of August 31, 2006 regarding the current executive officers of the Company:

       Name                      Age                 Position
       ----                      ---                 --------

Paul F.  Turner, MSEE            59    Chairman of the Board, Senior VP and
                                       Chief Technology Officer

Hyrum A.  Mead, MBA              59    President

         Information on the business background of Paul F. Turner and Hyrum A. Mead is set forth above under the caption "Election of Directors."

SIGNIFICANT EMPLOYEES

         In addition to the officers and directors identified above, the Company expects the following individuals to make significant contributions to the Company's business during fiscal 2007:

       Name                      Age                 Position
       ----                      ---                 --------
Dixie Toolson Sells              56    Vice President of Regulatory Affairs

Ray Lauritzen                    56    Vice President of Field Service

Brian L. Ferrand                 51    Vice President of Sales

Richard A. White                 51    Vice President of Business Development

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

         Brian L. Ferrand, joined BSD Medical as Vice President of Sales in 2005. Previously, Mr. Ferrand served as Vice President of Sales and as a corporate officer of Merit Medical Systems, Inc. (a company traded on NASDAQ) from 1993 until October 2004. Previously Mr. Ferrand served as Director of Sales (1992-1993) and as a National Sales Manager (1991-1992) for Merit Medical. Merit Medical Systems is a producer of medical products used in Cardiology and Radiology sold on a worldwide basis.

         Richard A. White, joined BSD Medical in 2004, and serves as Vice President of Business Development, looking for growth opportunities for the company, as well as overseeing the marketing and reimbursement efforts. Richard has been deeply involved in business development and growth since obtaining his degree in international business at The Garvin School of International Management "Thunderbird" in 1980. He has played a key role in the founding of new companies, has led a national sales organization selling large capital equipment in power control systems and served as International Sales Manager for Merit Medical Systems, a leading manufacturer and marketer of products used in diagnostic and interventional cardiology and radiology procedures.

CODE OF ETHICS

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The following table sets forth certain information regarding all compensation earned by Paul Turner, our Senior Vice President and Chief Technology Officer, and Hyrum Mead, our President, for services rendered to us during fiscal 2006, 2005, and 2004.

                                                      SUMMARY COMPENSATION TABLE

-------------------------------------- ------- ----------------------------- -------------------------------
                                               Annual Compensation           Long-Term Compensation Awards
-------------------------------------- ------- --------------- ------------- -------------------------------
Name and Principal Position            Year    Salary ($)      Bonus ($)     Securities Underlying Options
                                                                             / SARs (#)
-------------------------------------- ------- --------------- ------------- -------------------------------
Paul Turner,                           2006    $172,160        $500          300,000 (1)
Chairman of the Board, Senior Vice     2005    $155,000        $500
President, Chief Technology Officer    2004    $149,990        $400
-------------------------------------- ------- --------------- ------------- -------------------------------
Hyrum A. Mead,                         2006    $181,660        $500          400,000 (1)
President, Director                    2005    $165,000        $500
                                       2004    $148,325        $400
-------------------------------------- ------- --------------- ------------- -------------------------------

(1) There were no stock options granted to Messrs. Turner or Mead in fiscal 2006 and 2005. There were stock options granted to Messrs. Turner of 300,000 and Mead of 400,000 during fiscal 2004 for BSD Medical Common Stock.

         In fiscal 2006 Mr. Mead exercised 15,252 options and none were exercised by Mr. Turner. In fiscal 2005, Mr. Turner exercised 180,953 stock options and Mr. Mead exercised 25,000 stock options. No stock options were exercised during fiscal year 2004 by Messrs. Turner and Mead.

         Paul F. Turner and Hyrum A. Mead are the only members of the Board of Directors who are employed by us. Messrs. Turner and Mead do not receive any separate compensation for services performed as directors.

COMPENSATION OF DIRECTORS

         During fiscal 2006 we revised our 1998 Director Stock Option Plan to provide an annual retainer in the amount of $30,000 to each non-employee director other than the Chair of the Audit Committee, who is to receive $35,000. Of the Annual Retainer, a cash payment of $15,000 is to be paid in cash and the balance is to be paid in the form of restricted shares of our common stock to each Non-Employee Director, other that the Chair of the Audit Committee, who is to receive a cash payment of $20,000, payable in equal installments on March 1 and September 1 of each year in which each Non-Employee Director continues to serve as a member of the Board. The portion of the annual retainer that is paid in restricted stock will be determined by reference closing price for the Common Stock on the day of the payment. Each non-employee director will receive an annual option to purchase 30,000 restricted shares of our common stock at a purchase price calculated with respect to the Annual Retainer. The options vest ratably over 5 years and expire in 10 years.

         For the period of September 1, 2003 through February 28, 2004 these directors were compensated with payments of $5,000 in cash and issued common stock in the amount of 3,546 shares. For the period March 1, 2004 through August 31, 2004, the directors were paid $5,000 in cash and issued 3,571 shares of common stock. For the period September 1, 2004 to February 28, 2005 the directors were compensated with payments of $5,000 in cash and issued 2,183 shares of restricted common stock and for the period March 1, 2005 to August 31, 2005 they were issued $5,000 in cash and 2,049 shares of restricted stock for their services with the exception of Douglas Boyd who was issued a prorated payment of $3,050 in cash and 1,250 shares of common stock based on his start date on the Board of Directors of May 12, 2005. On September 20, 2005 these directors were issued a stock option grant of 25,000 shares based on a strike price of $2.44 per share for their services for FYE 2006. On March 1, 2006 each non-employee director received a cash payment of $7,500 and 1,531 shares of restricted stock for their services from September 1, 2005 to February 28, 2006, other than the Audit Committee Chair who received a pro-rated payment of $2,659 in cash, 543 shares of restricted stock and a stock option grant of 16,368 shares at a strike price of $5.76 per share. On September 1, 2006 these directors were issued a stock option grant of 30,000 shares based on a strike price of $4.77 per share for their services for fiscal 2007. Each director was paid for their services from March 1, 2006 to August 31, 2006 with a cash payment of $7,500 and 1,572 shares of restricted stock, other than the Audit Committee Chair, who received a cash payment of $10,000 and 1,572 restricted stock.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2006 AND YEAR-END OPTION VALUES

                                                                  Number of Shares
                                                                     Underlying                Value of Unexercised
                                                               Unexercised Options at         In-the-Money Options at
                                                                  August 31, 2005                 August 31, 2005
                                                             ------------ --------------    ------------- --------------
                        Shares Acquired        Value
                          on Exercise         Realized       Exercisable  Unexercisable     Exercisable   Unexercisable
                        -----------------    -----------     ------------ --------------    ------------- --------------
Paul F.  Turner,                                             200,000      100,000           $700,000      $350,000
Chairman of the
Board, Sr. VP and
Chief Technology
Officer

Hyrum A.  Mead,         14,000               $63,140         546,415      133,333           $2,056,640    $466,665
President

EMPLOYMENT CONTRACTS

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

         The following table sets forth, as of October 24, 2006, the beneficial ownership of our outstanding common stock by:

         o each person (including any group) known to us to own more than 5% of any class of our common stock,

         o    each of our executive officers,

         o    each of our directors, and

         o    all executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. For purposes of calculating the percentages shown in the table, each person listed is deemed to beneficially own any shares issuable on the exercise of vested options and warrants held by that person that are exercisable within 60 days after November 20, 2006, Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage calculation of beneficial ownership is based on 21,040,116 shares of common stock outstanding as of November 20, 2006. Except as otherwise noted, the address of each person listed on the following table is 2188 West 2200 South, Salt Lake City, Utah 84119.

                                                               Common Stock
                                                            Beneficially Owned
                                                            -------------------
Title of Class          Name of Beneficial Owner            Shares      Percent
--------------          ------------------------            ------      -------
                         Officers and Directors

Common Stock       Dr. Gerhard W. Sennewald (1)            6,903,051      32.65%
Common Stock       Paul F. Turner (2)                      2,085,342       9.81%
Common Stock       Hyrum A. Mead (3)                         655,402       3.03%
Common Stock       Dr. Michael Nobel (4)                     244,170       1.15%
Common Stock       Douglas P. Boyd (5)                         9,353           *
Common Stock       Steven G. Stewart                           2,115           *

                             Holders of More Than 5%

Common Stock       John E. Langdon (6)                     1,295,010       6.15%
Common Stock       All Executive Officers and Directors    9,899,433      45.16%
                   as a Group (5 persons) (7)

-------------------------
* Less than 1%

(1) Includes 100,000 shares subject to options. Does not include 500,000 shares held by Dr. Sennewald's spouse, for which he disclaims beneficial ownership.

(2)      Includes 200,000 shares subject to options.

(3)      Includes 546,415 shares subject to options.

(4)      Includes 25,000 shares subject to options.

(5)      Includes 5,000 shares subject to options.

(6) Includes 351,862 shares owned directly by Mr. Langdon. The remaining shares are held in trusts for which Mr. Langdon is Trustee. Does not include 50,000 shares held by Mr. Langdon's spouse, for which he disclaims beneficial ownership. Mr. Langdon's address is: 2501 Parkview Drive, Suite 500, Fort Worth, TX 76102.

(7)      Includes 876,415 shares subject to options.

         We have two equity compensation plans, our 1998 Employee Stock Option Plan and our 1998 Director Stock Plan, both of which were approved by our stockholders. Shown below on an aggregate basis is a summary of equity compensation plan information with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of Securities to be    Weighted-Average Exercise      Number of Securities
                                                                                            Remaining Available for
                                                                                             Future Issuance Under
                                  Issued Upon Exercise of       Price of Outstanding       Equity Compensation Plans
                                   Outstanding Options,         Options, Warrants and        (Excluding Securities
                                    Warrants and Rights                Rights              Reflected in Column (a))
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans                1,809,051                       1.72                        729,429
Approved by Security Holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans not                    -                          -                              -
Approved by Security Holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                    1,809,051                      $1.72                       729,429
------------------------------- ---------------------------- ---------------------------- ----------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Medizin-Technik GmbH. We supply equipment components to Medizin-Technik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe. Medizin-Technik purchases equipment, which it installs, and components to service our hyperthermia therapy systems that it sells to its customers in Europe. We had revenue of $689,086 in fiscal 2006 from the sale of systems and various component parts sold to Medizin-Technik. During fiscal 2005, we had sales of $987,472 to Medizin-Technik. Dr. Gerhard W. Sennewald, one of our directors and significant stockholders, is the President and Chief Executive Officer of Medizin-Technik and its sole stockholders. Management believes the terms of the transactions with Medizin-Technik were arms length and fair to the Company.

ITEM 13. EXHIBITS
         --------

The following exhibits are incorporated herein by reference as indicated:

     Exhibit
     Number                        Description
     -------                       -----------

      3.1         Amended and Restated Certificate of Incorporation.
                  Incorporated by reference to Exhibit 3.1 of the BSD Medical Corporation Annual Report Form 10-KSB, filed December 1, 2003.

      3.2 By-Laws. Incorporated by reference to Exhibit 3.2 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

      4.1 Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

      4.2 Emerson Securities Purchase Agreement. Incorporated by reference to Exhibit 4.1 of the BSD Medical Corporation Annual Report on Form 10-KSB, filed December 1, 2003.

      10.1 Transfer of Trade Secrets Agreement dated December 7, 1979, among BSD Medical Corporation, Vitek, Incorporated and Ronald
                  R. Bowman. Incorporated by reference to Exhibit 10.6 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

      10.2 Second Addendum to Exclusive Transfer of Trade Secrets Agreement dated April 2, 1987. Incorporated by reference to
                  Exhibit 10 of the BSD Medical Corporation Annual Report on Form 10-K, filed April 8, 1988.

      10.3 License Agreement between BSD Medical Corporation and EDAP Technomed, Inc., dated July 3, 1996. Incorporated by reference to Exhibit 10 of Current Report on Form 8-K, filed August 7, 1996.

      10.4 Stock Purchase Agreement dated October 31, 1997, by and among TherMatrx, Inc., BSD Medical Corporation, Oracle Strategic Partners, L.P. and Charles Manker. Incorporated by reference to Exhibit 10.6 of the BSD Medical Corporation Annual Report on Form 10-KSB filed December 10, 1998.

      10.5 BSD Medical Corporation 1998 Director Stock Plan. Incorporated by reference to Exhibit A of the BSD Medical Corporation
                  Schedule 14A, filed July 27, 1998.

      10.6        BSD Medical Corporation 1998 Stock Incentive Plan.
                  Incorporated by reference to Exhibit B of the BSD Medical Corporation Schedule 14B, filed July 27, 1998.

      21 Subsidiary List. Incorporated by reference to Exhibit 21 of the BSD Medical Corporation Annual Report on Form 10-KSB filed December 1, 2003.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         ---------------------------------------

         The following table presents fees for professional services rendered by Tanner LC for the audit of our annual financial statements for the fiscal years ended August 31, 2006 and August 31, 2005 and fees billed for other services rendered by Tanner LC during those periods.

                                           Fiscal 2006    Fiscal 2005

Audit Fees(1)                                $75,500        $52,619
Audit-Related Fees(2)                          6,265          5,902
Tax Fees(3)                                        -         23,075
All Other Fees(4)                                  -          1,560
Total                                        $81,765        $83,156
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

Pre-Approval Policies
---------------------

         The Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent auditors and subsequently reviewed the actual fees and expenses paid to Tanner LC. The Audit Committee has determined that the fees paid to Tanner LC for non-audit services are compatible with maintaining Tanner LC's independence as our auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BSD MEDICAL CORPORATION


Date:  November 29, 2006               By:    /s/ Hyrum A. Mead
                                       ----------------------------------------
                                       Hyrum A. Mead
                                       President and Member of the Board of
                                       Directors (principal executive officer)


Date:  November 29, 2006               By:    /s/ Dennis Bradley
                                       ----------------------------------------
                                       Dennis Bradley
                                       Controller (principal financial and
                                       accounting officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 29, 2006               By:      /s/ Paul F. Turner
                                       ----------------------------------------

                                       Paul F. Turner
                                       Chairman of the Board, Senior Vice
                                       President and Chief Technology Officer


Date:  November 29, 2006               By:      /s/ Hyrum A. Mead
                                       ----------------------------------------
                                       Hyrum A. Mead
                                       President and Member of the Board of
                                       Directors (principal executive officer)


Date:  November 29, 2006               By:      /s/ Gerhard W. Sennewald
                                       ----------------------------------------
                                       Dr. Gerhard W. Sennewald
                                       Member of the Board of Directors

Date:  November 29, 2006               By:      /s/ Steven G. Stewart
                                       ----------------------------------------
                                       Steven G. Stewart
                                       Member of the Board of Directors


Date:  November 29, 2006               By:      /s/ Michael Nobel
                                       ----------------------------------------
                                       Dr. Michael Nobel
                                       Member of the Board of Directors


Date:  November 29, 2006               By:      /s/ Douglas P. Boyd
                                       ----------------------------------------
                                       Dr. Douglas P. Boyd
                                       Member of the Board of Directors