Form 10-Q
period 2006-11-30
BSD MEDICAL CORP
filed 2007-01-16
CIK 320174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------




                                    FORM 10-Q


(Mark One)

         |X|      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended November 30, 2006

         |_|      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                           Commission File No. 0-10783


                               -------------------



                             BSD Medical Corporation
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  75-1590407
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                              2188 West 2200 South
                           Salt Lake City, Utah 84119
               (Address of principal executive offices, zip code)

                                 (801) 972-5555
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Large Accelerated Filer |_| Accelerated Filer |_| Non-accelerated Filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         As of January 15, 2007, there were 21,040,186 shares of the registrant's common stock, $0.001 par value per share, outstanding

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             BSD MEDICAL CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                   Assets                      November 30,        August 31,
                   ------                          2006               2006
                                             ---------------   -----------------
Current assets:
    Cash and cash equivalents                $     1,273,927   $      2,179,094
    Investments                                   20,920,220         22,556,106
    Receivables, net                               1,086,886          1,186,800
    Related party trade receivables                  226,683            261,543
    Income tax receivable                            328,021                  -
    Inventories, net                               1,474,247          1,366,264
    Deferred tax asset                               279,000            178,000
    Other current assets                             112,309            120,277
                                             ---------------   -----------------
           Total current assets                   25,701,293         27,848,084

Property and equipment, net                          306,199            303,034
Note receivable                                      137,500            137,500
Patents, net                                          20,781             21,250
                                             ---------------   -----------------
                                             $    26,165,773   $     28,309,868
                                             ===============   =================

       Liabilities and Stockholders' Equity
       ------------------------------------

Current Liabilities:
    Accounts payable                         $       490,256   $        365,396
    Accrued  liabilities                             423,982            545,113
    Income taxes payable                                   -          1,539,946
    Deferred revenue - current portion                23,293             17,912
                                             ---------------   -----------------

           Total current liabilities                 937,531          2,468,367
                                             ---------------   -----------------

Deferred revenue - less current portion              200,833            217,500
                                             ---------------   -----------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value;
        10,000,000 authorized, no shares
        issued and outstanding                             -                  -
    Common stock, $.001 par value;
        40,000,000 shares authorized;
        21,040,186 and 21,023,668 shares
        issued and outstanding                        21,041             21,024
    Additional paid-in capital                    25,438,724         25,452,231
    Deferred compensation                                  -           (247,700)
    Treasury stock , at cost                            (234)              (234)
    Other comprehensive loss                         (68,493)           (99,362)
    Retained earnings (deficit)                     (363,629)           498,042
                                             ---------------   -----------------

           Total stockholders' equity             25,027,409         25,624,001
                                             ---------------   -----------------

                                             $    26,165,773   $     28,309,868
                                             ===============   =================

See accompanying notes to condensed financial statements.

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)

                                                        Three Months
                                                      Ended November 30,
                                             -----------------------------------
                                                   2006               2005
Revenues:                                    ---------------   -----------------

      Sales                                  $       648,611   $        509,881
      Sales to related parties                        16,044             11,286
                                             ---------------   -----------------

           Total revenues                            664,655            521,167
                                             ---------------   -----------------
Costs and expenses:
    Cost of sales                                    436,625            352,244
    Cost of sales to related parties                  12,630              5,256
    Research and development                         332,079            230,165
    Selling, general and administrative            1,556,441          1,054,114
                                             ---------------   -----------------

           Total costs and expenses                2,337,775          1,641,779
                                             ---------------   -----------------

           Operating loss                         (1,673,120)        (1,120,612)
                                             ---------------   -----------------

Other income (expense):
    Interest income                                  370,213            244,623
    Other income (expense)                           (27,732)         5,882,925
                                             ---------------   -----------------

           Total other income                        342,481          6,127,548
                                             ---------------   -----------------

Income (loss) before income taxes                 (1,330,639)         5,006,936
Income tax benefit (expense)                         468,968         (1,870,694)
                                             ---------------   -----------------
           Net income (loss)                 $      (861,671)  $      3,136,242
                                             ===============   =================


Net income (loss) per common share - basic   $          (.04)  $            .15
                                             ===============   =================

Net income (loss) per common share - diluted $          (.04)  $            .13
                                             ===============   =================

Weighted average number of common  shares
  outstanding
     Basic                                        21,036,000         20,513,000
     Diluted                                 ---------------   -----------------
                                                  21,036,000         22,145,000
                                             ---------------   -----------------

See accompanying notes to condensed financial statements.

                             BSD MEDICAL CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                         Three Months
                                                      Ended November 30,
                                             -----------------------------------
                                                   2006             2005
                                             ---------------   -----------------

Cash flows from operating activities:
 Net income (loss)                           $      (861,671)  $      3,136,242
 Adjustments to reconcile net income (loss)
    to net cash used in operating
    activities:
    Provision for doubtful accounts                   83,700                  -
    Depreciation and amortization                     21,116             34,309
    Stock compensation expense                       234,210                945
    Gain on sale of investment in TherMatrx                -         (5,882,925)
    Amortization of deferred compensation                  -             36,650
    (Increase) decrease in:
        Receivables                                   16,214           (332,197)
        Related party receivables                     34,860            210,756
        Income tax receivable                       (367,967)                 -
        Inventories                                 (107,983)          (156,866)
        Deferred tax asset                          (101,000)            (8,000)
        Other current assets                           7,968            (22,751)
    Increase (decrease) in:
        Accounts payable                             124,860            234,432
        Accrued expenses                            (121,131)           105,296
        Income taxes payable                      (1,500,000)         1,770,602
        Deferred revenue                            (11,286)             (2,894)
                                             ---------------   -----------------

        Net cash used in operating
          activities                              (2,548,110)          (876,401)
                                             -----------------------------------

Cash flows from investing activities:
 Proceeds from sale of investment in
  TherMatrx                                                -          5,882,925
 (Purchase) sale of investments                    1,666,755         (5,698,833)
 Purchase of property and equipment                  (23,812)          (133,435)
                                             ---------------   -----------------

        Net cash provided by investing
          activities                               1,642,943             50,657
                                             ---------------   -----------------

Cash flows from by financing activities:
 Proceeds from sale of common stock                        -             75,305
                                             -----------------------------------

Decrease in cash and cash equivalents               (905,167)          (750,440)
Cash and cash equivalents, beginning
  of period                                        2,179,094            908,674
                                             ---------------   -----------------
Cash and cash equivalents, end of period     $     1,273,927   $        158,235
                                             ===============   =================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

o The Company paid no cash for interest during the three months ended November 30, 2006 and 2005 and $1,500,000 and $108,091 for income taxes during the three months ended November 30, 2006 and 2005, respectively.

o The Company issued 120,000 stock options during the three months ended November 30, 2006, which resulted in compensation expense of $344,141 of which $17,207 was recognized during the quarter. The Company issued

         170,000 stock options during the three months ended November 30, 2005, which resulted in an increase to deferred compensation of $326,550.

o The Company had an income tax benefit from the exercise of stock options of $258,892 during the three months ended November 30, 2005, which was recorded as an increase to additional paid-in capital and a reduction in income taxes payable.

o The Company had an unrealized gain of $30,869 during the three months ended November 30, 2006 on available-for-sale securities. The Company had an unrealized loss of $61,478 during the three months ended November 30, 2005 on available-for- sale securities.

o The Company transferred deferred compensation of $247,700 to additional paid-in capital during the three months ended November 30, 2006.

o The Company decreased income taxes payable and decreased income tax receivable by $39,946 during the three months ended November 30, 2006.


See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements


Note 1.    Basis of Presentation

         The accompanying unaudited condensed balance sheets of BSD Medical Corporation as of November 30, 2006 and August 31, 2006 and the related unaudited condensed statements of operations and of cash flows for the three months ended November 30, 2006 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended August 31, 2006.

         All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2006 and August 31, 2006 and our results of operations and cash flows for the three months ended November 30, 2006 and 2005 have been included. The results of operations for the three months ended November 30, 2006 may not be indicative of the results for the year ending August 31, 2007.

Note 2.  Recent Accounting Pronouncements

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this Interpretation will have on our financial statements. This Interpretation will be effective in the Company's financial statements for the fiscal year beginning September 1, 2007.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on the financial statements.

         The FASB has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in the Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statement presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statement should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of this new accounting pronouncement had no material impact on the Company's financial position or results of operations.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Note 3.  Net Income (Loss) Per Common Share

         The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. When common stock equivalents are anti-dilutive, they are not included. During the three months ended November 30, 2006, 1,174,999 common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect.

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                               Three Months Ended November 30,
                                             -----------------------------------
                                                  2006                2005
                                             ---------------   -----------------

         Weighted average number of
            shares outstanding - basic            21,036,000         20,513,000
         Dilutive effect of stock options                  -          1,632,000
                                             ---------------   -----------------

         Weighted average number of
            shares outstanding - diluted          21,036,000         22,145,000
                                             ===============   =================

Note 4.    Inventories

         Inventories consist of the following:

                                               November 30,        August 31,
                                                  2006               2006
                                             ---------------   -----------------

         Parts and supplies                  $       867,804   $        711,552
         Work-in-process                             593,339            641,608
         Finished goods                               53,104             53,104
         Reserve for obsolete inventory              (40,000)           (40,000)
                                             ---------------   -----------------

         Inventories, net                    $     1,474,247   $      1,366,264
                                             ===============   =================

Note 5.    Related Party Transactions

         During the three months ended November 30, 2006 and November 30, 2005, we had sales of $16,044 and $11,286, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent 2% of total sales for each period.

         At November 30, 2006 and August 31, 2006, receivables include $226,683 and $261,543 respectively, from this entity.

Note 6.  Stock-based compensation

         On September 1, 2006, we adopted SFAS No. 123 (R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options. In accordance with this standard, we recognize the compensation cost of all share-based awards on a straight-line basis over the requisite service period for the number of awards that are expected to vest. Prior to September 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, and related Interpretations, as permitted by SFAS No. 123.

         Our condensed financial statements as of November 30, 2006 and for the three months ended November 30, 2006 reflect the impact of the implementation of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires that compensation expense be recognized during the quarter ended November 30, 2006 equal to: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

         We have two stock-based employee plans and a director option plan which are described more fully in Note 11 in our 2006 Annual Report on Form 10-KSB. As of November 30, 2006, we had approximately 779,000 shares of common stock reserved for future issuance under the stock option plans.

         The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statement of operations for the three months ended November 30, 2006 includes stock-based compensation expense from stock options of $204,210 in selling, general and administrative expenses.

         During the three months ended November 30, 2006, we granted 120,000 options to our directors, with one fifth vesting each year for the next five years. This grant accounts for $17,207 of the stock-based compensation expense for the three months ended November 30, 2006.

         Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.34 years is approximately $1,671,000 at November 30, 2006.

         Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended November 30, 2006 are shown below:

Expected volatility                                                67.57%
Expected dividends                                                   0%
Expected term                                                     5 Years
Risk-free interest rate                                            4.68%

         The expected volatility rate was estimated based on the historical volatility of our common stock. The expected term was estimated based on historical experience of stock option exercise. The risk-free interest rate is the rate provided by the U.S. Treasury for Daily Treasury Yield Curve Rates commonly referred to as "Constant Maturity Treasury" rate in effect at the time of grant with a remaining term equal to the expected option term.

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans and the employee stock purchase plan for the three months ended November 30, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and charged to expense over the options' vesting periods.

Net income - as reported                                       $      3,136,242
Add: Stock-based employee compensation expense
   included in reported net income,
   net of related tax effects                                            36,650
Deduct: Stock-based employee compensation expense
   determined under fair value based method for
   all awards, net of related taxes fair value
   based method for all awards, net of related taxes                   (158,738)
                                                               -----------------

Net income - pro forma                                         $      3,014,154
                                                               =================

Income per common share - as reported:

     Basic                                                     $            .15
     Diluted                                                   $            .13

Income per common share - pro forma:
     Basic                                                     $            .14
     Diluted                                                   $            .13

         A summary of the time-based stock option awards as of November 30, 2006, and changes during the three months then ended, is as follows:


                                                       Weighted-
                                           Weighted-    Average
                                            Average     Remaining     Aggregate
                                            Exercise  Contract Term   Intrinsic
 Stock Option Awards            Shares       Price       (Years)        Value

 Outstanding at August 31,
   2006                        1,809,051  $     1.72
 Granted                         120,000        4.77
 Exercised                        13,788        1.31
 Forfeited or expired              -              -


 Outstanding at November 30,
   2006                        1,915,263  $     1.92
                              ==========  ==========

 Exercisable at November 30,
   2006                        1,331,309  $     1.24       6.32      $ 6,604,000
                              ==========  ==========    ==========   ===========

         The weighted-average grant-date fair value of stock options granted during the three months ended November 30, 2006 was $4.77.

         Upon adoption of SFAS No. 123 (R) on September 1, 2006, we closed the balance of deferred compensation of $247,700 to additional paid-in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         In spite of the advances in cancer treatment technology, over 40% of cancer patients continue to die from the disease in the United States, and cancer has now surpassed heart disease as the number one killer from all causes of death in the United States. Commercialization of our systems used to treat cancer, including the BSD-2000 and BSD-500 families of systems and the new MicroThermX 100 microwave thermal ablation system, is our most immediate business objective. Our BSD-2000 and BSD-500 cancer treatment systems are used to treat cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms. Our MicroThermX 100 system is used to treat cancers with heat alone. Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung, and including general pelvic and abdominal tumors. Our cancer treatment systems have been used to treat thousands of patients throughout the world, and have received much notoriety, including the 2005 Frost & Sullivan "Technology Innovation of the Year Award" for cancer therapy devices.

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

         Inventory Reserves. As of November 30, 2006, we had recorded a reserve for potential inventory impairment of $40,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2007 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

         Product Warranty. We provide product warranties on our BSD-500 and BSD-2000 systems. These warranties vary from contract to contract, but generally consist of parts and labor warranties for one year from the date of installation. To date, expenses resulting from such warranties have not been material. We record a warranty expense at the time of each sale. This reserve is estimated based on prior history of service expense associated with similar units sold in the past.

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of August 31, 2006 we had a $20,000 balance in this account. During the period ended November 30, 2006, we analyzed our outstanding accounts receivables and determined that we should increase our allowance for doubtful accounts by $83,700 to a balance of $103,700 at November 30, 2006. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Stock-based compensation - On September 1, 2006 we adopted SFAS No. 123(R), which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. During the three months ended November 30, 2006, we recorded compensation expense of $204,210 for stock options issued to directors and employees. The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards. As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us. Upon adoption of SFAS No. 123 (R) on September 1, 2006, we closed the balance of deferred compensation of $247,700 to additional paid-in capital.

Results of Operations
---------------------

Three Months Ended November 30, 2006 Compared to the Three Months Ended November 30, 2005

         Revenues. Total revenues for the three months ended November 30, 2006 were $664,655, compared to $521,167, for the three months ended November 30, 2005, an increase of $143,488, or approximately 28%. The increase in total revenues was primarily due to an increase in sales to unrelated parties. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Related Party Sales. We earned $16,044, or approximately 2%, of our revenues in the three months ended November 30, 2006 from sales to related parties as compared to $11,286 or 2%, in the three months ended November 30, 2005. All of the related party revenue in the 2006 period was from sales of component parts to Medizin-Technik.

         Non-Related Party Sales. In the three months ended November 30, 2006, we earned $648,611 or 98%, of our revenues from sales to unrelated parties, as compared to $509,881, or 98%, for the three months ended November 30, 2005. These sales for the three months ended November 30, 2006 consisted of product sales of $586,612, consulting services of $31,143, service contracts of $14,110, and probes of $16,746. By comparison, these sales for the three months ended November 30, 2005 consisted of product sales of $445,825, consulting services of $4,645, service contracts of $5,594, probes of $17,923 and other miscellaneous revenue of $35,894.

         Gross Profit. Gross profit for the three months ended November 30, 2006 was $215,400 or 32% as compared to $163,667 or 31%, of total product sales for the three months ended November 30, 2005. As sales volumes increases, our employees will be more utilized, thus increasing our gross profit percentage.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $1,556,441 in the three months ended November 30, 2006, from $1,054,114 for the three months ended November 30, 2005, an increase of $502,327 or approximately 48%. This increase was primarily due to an increase in sales and marketing costs of $294,083 supporting new product sales and market development activities and $204,210 in compensation expense related to issuance of stock options. We anticipate that our selling, general and administrative expenses will continue at this increased level at least in the short term.

         Research and Development Expenses. Research and development expenses were $332,079, for the three months ended November 30, 2006, as compared to $230,165, for the corresponding period of fiscal 2005, an increase of $101,914, or approximately 44%. Research and development expenses in the three months ended November 30, 2006 related to the following:

         o Update of our commercial version of the BSD-2000 with complete modernization of the computer system, including addition of the Sigma Ellipse phased array applicator.

         o Support for field implementation of a complete new design of the BSD-2000 patient support system, enhancements to the BSD 500 and 2000 systems including language translations of the operating manuals to German and Chinese development of various spiral array applicator systems to compliment the BSD-500.

         o Support for PMA filing for the BSD-2000 system, development of the first model of the MicroThermX 100 microwave ablation system.

         o    Development of new microwave ablation disposable applicators.

         o Technical research to evaluate the various treatment sites and diseases suitable for the application of the MicroThermX 100.

         Interest income. Interest income increased to $370,213 for the three months ended November 30, 2006 as compared to $244,623 for the three months ended November 30, 2005, due to the significantly higher levels of cash and investments resulting from the sale of our investment in TherMatrx.

         Net income (loss). During the three months ended November 30, 2006 we had a net loss of $861,671 after recording a tax benefit of $468,968 as compared to an after tax net income of $3,136,242 in the corresponding period of 2005.

Liquidity and Capital Resources
-------------------------------

         Since inception through November 30, 2006, we have generated an accumulated deficit of $363,629. We have historically financed our operations through cash from operations, research grants, licensing of technological assets and issuance of common stock. As of November 30, 2006, we had cash, cash equivalents and investments totaling $22,194,147 as compared to cash, cash equivalents and investments totaling $24,735,200 as of August 31, 2006.

         During the three months ended November 30, 2006 we used $2,548,110 of cash in operating activities, primarily as a result of our net loss of $861,671, decreases in accrued expenses of $121,131 and income tax payable of $1,500,000, increases in income tax receivable of $367,967, inventories of $107,983 and deferred tax asset of $101,000, offset by increases in accounts payable of $124,860 and decreases in receivables of $16,214 and related party receivables of $34,860. Our investing activities resulted in a decrease in investments of $1,666,755 and the purchase of property and equipment of $23,812.

         We expect to incur additional expenses related to the commercial introduction of our systems, due to additional participation at trade shows, expenditures on publicity, additional travel, increased sales salaries and commissions and other related expenses. In addition, we anticipate that we will incur increased expenses related to seeking governmental and regulatory approvals for our products and corporate governance and compliance with the Sarbanes-Oxley Act, during fiscal 2007.

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

         As of November 30, 2006, we have no significant commitments for the purchase of property and equipment.

         The Company has no off balance sheet arrangements as November 30, 2006.

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical facts, the statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

         o    our belief about the market opportunities for our products;

         o    our anticipated financial performance and business plan;

         o our expectations regarding the commercialization of the BSD-2000, BSD 500 and MicroThermx 100 systems;

         o our expectations to further expand our developments to treat other diseases and medical conditions;

         o our expectations that in a higher production environment of established commercial sales we could achieve a 60% gross margin on system sales and an 80% gross margin on service agreements and disposable applicators used with our MicroThermx 100 system;

         o our belief concerning the market potential for developed cancer therapy systems;

         o our expectations related to the after-market opportunity for service agreements;

         o    our expectations related to the replacement cycle for our systems;

         o our expectations that we will incur increased expenses related to seeking governmental and regulatory approvals for our products;

         o our expectations and efforts regarding FDA approvals relating to the BSD-2000 and MicroThermx systems;

         o    our development or acquisition of new technologies;

         o our belief that our technology has application for additional approaches to treating cancer and for other medical purposes;

         o the amount of expenses we will incur for the commercial introduction of the BSD-2000 and MicroThermx systems; and

         o our belief that our current working capital, investments and cash from operations will be sufficient to finance our operations through working capital and capital resources needs for fiscal 2007; and

         We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled "Risk Factors" included in our Annual Report on Form 10-KSB for the year ended August 31, 2006 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

         As of November 30, 2006, our investments consist primarily of highly-liquid mutual funds, which are considered available-for-sale securities. These investments are not held for speculative or trading purposes. Our investments may be exposed to market risk from changes in interest rates and other security market conditions that could impact our results of operations and financial position. Changes in interest rates or other market factors may materially affect the investment income we earn on cash, cash equivalents and investments.

         We do not have material foreign operations and are not currently exposed to material risks from changes in foreign currency.

Item 4.   Controls and Procedures.

         a.   Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the principal executive officer and principal financial officer concluded that for the reasons described below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         In connection with the completion of its review of our financial statements for the fiscal quarter ended November 30, 2006, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting. These deficiencies included a lack of segregation of duties in our accounting department and a lack of controls over reporting and accounting for deferred income taxes, deferred compensation and stock options. These deficiencies have been disclosed to our audit committee and to our auditors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

         b.   Changes in internal controls over financial reporting.

         During the fiscal quarter covered by this report, with the exception of the matters described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.      Risk Factors.

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-KSB for the year ended August 31, 2006, which could materially affect our business, financial condition or future results of operations. The risks discussed in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 6.       Exhibits.

         The following exhibits are filed as part of this report:

    Exhibit No.     Description of Exhibit
    -----------     ------------------------------------------------------------

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




                                    BSD MEDICAL CORPORATION



Date:    January 16, 2007                    /s/ Hyrum A. Mead
                                    ---------------------------------------
                                    President (Principal Executive Officer)

Date:    January 16, 2007                    /s/ Dennis E. Bradley
                                    ----------------------------------------
                                    Controller (Principal Accounting Officer)