Form 10-Q
period 2007-02-28
BSD MEDICAL CORP
filed 2007-04-16
CIK 320174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------


                                    FORM 10-Q


(Mark One)

         |X|      Quarterly  Report  Pursuant to  Section  13 or  15(d)  of  the
         Securities Exchange Act of 1934

         For the quarterly period ended February 28, 2007

         |_|      Transition  Report  Pursuant  to  Section  13 or  15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ___________ to __________

                          Commission File No. 001-32526


                         -------------------------------



                             BSD Medical Corporation
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                  75-1590407
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                              2188 West 2200 South
                           Salt Lake City, Utah 84119
          (Address of principal executive offices, including zip code)

                                 (801) 972-5555
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer |_| Accelerated Filer |_| Non-accelerated Filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         As of April 6, 2007, there were 21,090,786 shares of the registrant's common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             BSD MEDICAL CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                 Assets         February 28,       August 31,
                                ------             2007               2006
                                              ---------------   ----------------
Current assets:
  Cash and cash equivalents                   $       804,490   $     2,179,094
  Investments                                      20,366,165        22,556,106
  Receivables, net                                  1,007,928         1,186,800
  Related party trade receivables                     254,658           261,543
  Income tax receivable                             1,121,996                 -
  Inventories, net                                  1,379,178         1,366,264
  Deferred tax asset                                  369,000           178,000
  Other current assets                                133,805           120,277
                                              ---------------   ----------------
         Total current assets                      25,437,220        27,848,084

Property and equipment, net                           303,100           303,034
Note receivable                                             -           137,500
Patents, net                                           20,311            21,250
                                              ---------------   ----------------
                                              $    25,760,631   $    28,309,868
                                              ===============   ================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
  Accounts payable                            $       351,737   $       365,396
  Accrued  liabilities                                670,076           545,113
  Income taxes payable                                      -         1,539,946
  Deferred revenue - current portion                   21,550            17,912
                                              ---------------   ----------------

         Total current liabilities                  1,043,363         2,468,367
                                              ---------------   ----------------

Deferred revenue - less current portion                58,333           217,500
                                              ---------------   ----------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value;
    10,000,000 authorized, no shares
    issued and outstanding                                  -                 -
  Common stock, $.001 par value;
    40,000,000 shares authorized;
    21,047,186 and 21,023,668 shares
    issued  and outstanding                            21,048            21,024
  Additional paid-in capital                       25,662,998        25,452,231
  Deferred compensation                                     -          (247,700)
  Treasury stock , at cost                               (234)             (234)
  Other comprehensive income (loss)                    51,537           (99,362)
  Retained earnings (deficit)                      (1,076,414)          498,042
                                              ---------------   ----------------

         Total stockholders' equity                24,658,935        25,624,001
                                              ---------------   ----------------

                                              $    25,760,631   $    28,309,868
                                              ===============   ================


            See accompanying notes to condensed financial statements.

                                           BSD MEDICAL CORPORATION
                                     Condensed Statements of Operations
                                                 (Unaudited)



                                                        Three Months                   Six Months
                                                     Ended February 28,             Ended February 28,
                                              ----------------------------   ------------------------------
                                                  2007            2006            2007            2006
                                              ------------   -------------   -------------   --------------
Sales                                         $    178,074   $     242,790   $     826,685   $      752,090
Related party sales                                482,583         196,586         498,627          208,453
                                              ------------   -------------   -------------   --------------

           Total sales                             660,657         439,376       1,325,312          960,543
                                              ------------   -------------   -------------   --------------
Costs and expenses:
    Cost of sales                                   95,870         242,333         509,891          594,576
    Cost of related party sales                    327,448          61,398         362,681           66,654
    Research and development                       508,778         334,739         840,857          564,904
    Selling, general, and administrative         1,331,259       1,169,707       2,887,700        2,223,822
                                              ------------   -------------   -------------   --------------

           Total costs and expenses              2,263,354       1,808,177       4,601,129        3,349,956
                                              ------------   -------------   -------------   --------------

           Operating loss                       (1,602,697)     (1,368,801)     (3,275,817)      (2,489,413)
                                              ------------   -------------   -------------   --------------

Other income
    Interest income                                342,457         304,590         712,670          549,213
    Other income (expense)                         (46,604)      5,932,361         (74,336)      11,815,286
                                              ------------   -------------   -------------   --------------

           Total other income:                     295,853       6,236,951         638,334       12,364,499
                                              ------------   -------------   -------------   --------------
           Income (loss) before income taxes    (1,306,844)      4,868,150      (2,637,483)       9,875,086
Income tax (provision) benefit                     594,059      (1,686,471)      1,063,027       (3,557,164)
                                              ------------   -------------   -------------   --------------
           Net income (loss)                  $   (712,785)  $   3,181,679   $  (1,574,456)  $    6,317,922
                                              ============   =============   =============   ==============

Net income (loss) per common share:
    Basic                                     $      (0.03)  $        0.15   $       (0.07)  $         0.30
                                              ============   =============   =============   ==============
    Diluted                                   $      (0.03)  $        0.14   $       (0.07)  $         0.28
                                              ============   =============   =============   ==============

Weighted average number of shares outstanding:
    Basic                                       21,042,000      20,575,000      21,039,000       20,556,000
                                              ============   =============   =============   ==============
    Diluted                                     21,042,000      22,046,000      21,039,000       22,123,000
                                              ============   =============   =============   ==============

                          See accompanying notes to condensed financial statements.

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                         Six Months
                                                      Ended February 28,
                                              ---------------   ----------------
                                                    2007              2006
                                              ---------------   ----------------

Cash flows from operating activities:
  Net income (loss)                           $    (1,574,456)  $     6,317,922
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Provision for doubtful accounts                   83,700                 -
     Depreciation and amortization                     46,340            43,588
     Loss on disposition of property and
       equipment                                        2,577                 -
     Stock compensation expense                       438,944            18,050
     Amortization of deferred compensation                  -            56,300
     Gain on sale of investment in TherMatrx                -       (11,550,120)
     (Increase) decrease in:
       Receivables                                    232,672           (38,875)
       Related party receivables                        6,885            59,204
       Income tax refund receivable                (1,147,645)                -
       Inventories                                    (12,914)         (221,301)
       Deferred tax asset                            (191,000)         (199,000)
       Other current assets                           (13,528)           56,208
     Increase (decrease) in:
       Accounts payable                               (13,659)          121,753
       Accrued expenses                               124,963           282,460
       Income taxes payable                        (1,500,000)        3,239,505
       Deferred revenue                              (155,529)             (221)
                                              ---------------   ----------------

         Net cash used in operating
         activities                                (3,672,650)       (1,814,526)
                                              ---------------   ----------------

Cash flows from investing activities:
  Proceeds from sale of investment in
    TherMatrx                                               -        11,550,120
  (Purchase) sale of investments                    2,340,840        (9,948,404)
  Purchase of property and equipment                  (48,044)         (161,535)
                                              ---------------   ----------------

         Net cash provided by investing
         activities                                 2,292,796         1,440,181
                                              ---------------   ----------------

Cash flows from by financing activities:
  Proceeds from sale of common stock                    5,250           137,160
                                              ---------------   ----------------

Decrease in cash and cash equivalents              (1,374,604)         (237,185)
Cash and cash equivalents, beginning of
  period                                            2,179,094           908,674
                                              ---------------   ----------------

Cash and cash equivalents, end of period      $       804,490   $       671,489
                                              ===============   ================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

         o The Company paid no cash for interest during the six months ended February 28, 2007 and 2006 and $1,799,000 and $392,311 for income taxes during the six months ended February 28, 2007 and 2006, respectively.

         o The Company issued 120,000 stock options during the six months ended February 28, 2007 which resulted in compensation expense of $344,141, of which $34,150 was recognized during the six months ended February 28, 2007. The Company issued 265,000 stock options during the six months ended February 28, 2006, which resulted in an increase to deferred compensation of $363,200.

         o The Company had an income tax benefit from the exercise of stock options of $14,297 and $555,567 during the six months ended February 28, 2007 and 2006 respectively, which was recorded as an increase to additional paid-in capital and a reduction in income taxes payable.

         o The Company had an unrealized gain of $150,899 during the six months ended February 28, 2007 on available-for-sale securities. The Company had an unrealized loss of $8,278 during the six months ended February 28, 2006 on available-for-sale securities.

         o The Company transferred deferred compensation of $247,700 to additional paid-in capital during the six months ended February 28, 2007.

         o The Company decreased income taxes payable and decreased income tax receivable by $39,946 during the six months ended February 28, 2007.

         o The Company increased common stock and decreased additional paid-in capital by $10 during the six months ended February 28, 2007.





            See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements


Note 1.    Basis of Presentation

         The accompanying unaudited condensed balance sheets of BSD Medical Corporation as of February 28, 2007 and August 31, 2006 and the related unaudited condensed statements of operations and of cash flows for the three months and six months ended February 28, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended August 31, 2006.

         All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of February 28, 2007 and August 31, 2006 and our results of operations and cash flows for the three months and six months ended February 28, 2007 and 2006 have been included. The results of operations for the three months and six months ended February 28, 2007 may not be indicative of the results for the year ending August 31, 2007.

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

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         On December 21, 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. To the extent that we enter into financing arrangements in the future that include registration payment arrangements, the future application of this FSP may have a material effect on our financial condition and results of operations.

         In June 2006, the FASB ratified EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, we disclose our policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. We present revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on our financial position and results of operations.

Note 3.  Net Income (Loss) Per Common Share

         The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. When common stock equivalents are anti-dilutive, they are not included. During the three months and six months ended February 28, 2007, 1,531,960 and 1,247,563 common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect, respectively, resulting because of the Company's net loss.

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                             Three Months Ended          Six Months Ended
                                February 28,                February 28,
                           ---------------------------------------------------
                             2007          2006          2007          2006
Weighted average number
 of shares outstanding
 - basic                   21,042,000   20,575,000    21,039,000    20,556,000
Dilutive effect of stock
 options                            -    1,471,000             -     1,578,780
                           ---------------------------------------------------

Weighted average number
  of shares outstanding
  - diluted                21,042,000   22,046,000    21,039,000    22,123,000
                           ===================================================


Note 4.  Inventories

         Inventories consist of the following:

                                          February 28, 2007   August 31, 2006
                                          ------------------ -------------------

         Parts and supplies                     $  817,338          $  711,552
         Work-in-process                           548,736             641,608
         Finished goods                             53,104              53,104
         Reserve for obsolete inventory            (40,000)            (40,000)
                                          ------------------ -------------------

         Inventories, net                      $ 1,379,178         $ 1,366,264
                                          ================== ===================

Note 5.    Related Party Transactions

         During the three months ended February 28, 2007 and February 28, 2006, we had sales of $482,583 and $196,586, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent 73% and 45% of total sales for each respective three-month period.

         During the six months ended February 28, 2007 and February 28, 2006, we had sales of $498,627 and $208,453, respectively, to this related party. These related party transactions represent 38% and 22% of total sales for each respective six-month period.

         At February 28, 2007 and August 31, 2006, receivables include $254,658 and $261,543 respectively, from this entity.

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

         Our condensed financial statements as of February 28, 2007 and for the three months and six months ended February 28, 2007 reflect the impact of the implementation of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires that compensation expense be recognized during the three months and six months ended February 28, 2007 equal to: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

         We have two stock-based employee plans and a director option plan which are described more fully in Note 11 in our 2006 Annual Report on Form 10-KSB. As of February 28, 2007, we had approximately 779,000 shares of common stock reserved for future issuance under the stock option plans.

         The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statements of operations for the three months and six months ended February 28, 2007 include stock-based compensation expense from stock options in selling, general and administrative expenses of $204,734 and $408,943, respectively.

         During the six months ended February 28, 2007, we granted 120,000 options to our directors, with one fifth vesting each year for the next five years. This grant accounts for $34,414 of the stock-based compensation expense for the six months ended February 28, 2007.

         Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.34 years is approximately $1,466,000 at February 28, 2007.

         Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the six months ended February 28, 2007 are shown below:

Expected volatility                                                  67.57%
Expected dividends                                                     0%
Expected term                                                       5 Years
Risk-free interest rate                                              4.64%

         The expected volatility rate was estimated based on the four-year historical volatility of our common stock. The expected term was estimated based on historical experience of stock option exercise. The risk-free interest rate is the rate provided by the U.S. Treasury for Daily Treasury Yield Curve Rates commonly referred to as "Constant Maturity Treasury" rate in effect at the time of grant with a remaining term equal to the expected option term.

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans and the employee stock purchase plan for the three months and six months ended February 28, 2006. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and charged to expense over the options' vesting periods.

                                                Three Months        Six Months
                                                   Ended              Ended
                                                February 28,       February 28,
                                                   2006                2006
                                              --------------      --------------

Net income - as reported                      $    3,181,679      $   6,317,922
Add: Stock-based employee compensation
  expense included in reported net
  income, net of related taxes tax
  effects                                             19,650             56,300
Deduct: Stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related taxes                        -           (170,798)

Net income - pro forma                        $    3,201,629      $   6,203,424

Income per common share - as reported:

     Basic                                    $          .15      $         .30
     Diluted                                  $          .14      $         .28

Income per common share - pro forma:
     Basic                                    $          .16      $         .30
     Diluted                                  $          .14      $         .28
--------------------------------------------------------------------------------

         A summary of the time-based stock option awards as of February 28, 2007, and changes during the six months then ended, is as follows:

                                                        Weighted-
                                           Weighted-     Average
                                            Average     Remaining      Aggregate
                                            Exercise  Contract Term    Intrinsic
 Stock Option Awards            Shares       Price       (Years)         Value
                               ---------   ---------  -------------  -----------
 Outstanding at August
   31, 2006                    1,809,051   $    1.72
 Granted                         120,000        4.77
 Exercised                       (20,788)       1.12
 Forfeited or expired                  -           -



  Outstanding at February
     28, 2007                  1,908,263   $    1.92
                               =========   =========

 Exercisable at February
     28, 2007                  1,434,120   $    1.30       6.82      $ 9,376,876
                               =========   =========  =============  ===========

         The weighted-average grant-date fair value of stock options granted during the six months ended February 28, 2007 was $2.87.

         Upon adoption of SFAS No. 123 (R) on September 1, 2006, we reclassified the balance of deferred compensation of $247,700 to additional paid-in capital.

Note 7.  Subsequent Event

         In April 2007, we received an additional $202,223 in proceeds from the sale of TherMatrx, Inc. We previously reported that we had received the last of the contingency payments from the sale. However, pursuant to the performance of certain audit procedures requested by the former management of TherMatrx, additional contingency payments were calculated and distributed.

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

         While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for much of the technology that has successfully created a substantial new medical industry using that therapy. In accordance with our strategic plan, we subsequently sold our interest in TherMatrx, Inc., the company established to commercialize our technology for treating enlarged prostate symptoms, to provide substantial funding that we can utilize for commercializing our systems used in the treatment of cancer and in achieving other business objectives.

         In spite of the advances in cancer treatment technology, according to the American Cancer Society over 40% of cancer patients continue to die from the disease in the United States, and cancer has now surpassed heart disease as the number one killer from all causes of death in the United States. Commercialization of our systems used to treat cancer, including the BSD-2000 and BSD-500 families of systems and the new MicroThermX 100 microwave thermal ablation system, is our most immediate business objective. Our BSD-2000 and BSD-500 cancer treatment systems are used to treat cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms. Our MicroThermX 100 system is used to treat cancers with heat alone. Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung, and including general pelvic and abdominal tumors. Our cancer treatment systems have been used to treat thousands of patients throughout the world, and have been recognized, including the 2005 Frost & Sullivan "Technology Innovation of the Year Award" for cancer therapy devices.

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

         Our revenue recognition policy is the same for sales to both related parties and non-related parties. We provide the same products and services under the same terms to non-related parties as to related parties. Sales to distributors are recognized in the same manner as sales to end-user customers. Deferred revenue and customer deposits payable include amounts from service contracts as well as cash received for the sales of products, which have not been shipped.

         Inventory Reserves. As of February 28, 2007, we had recorded a reserve for potential inventory impairment of $40,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2007 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory in future periods.

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

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of August 31, 2006 we had a $20,000 balance in this account. During the six months ended February 28, 2007, we analyzed our outstanding accounts receivables and determined that we should increase our allowance for doubtful accounts by $83,700 to a balance of $103,700 at February 28, 2007. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Stock-based Compensation - On September 1, 2006 we adopted SFAS No. 123(R), which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. During the three months and six months ended February 28, 2007, we recorded compensation expense of $204,734 and $408,943, respectively, for stock options issued to directors and employees. The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards. As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us. Upon adoption of SFAS No. 123 (R) on September 1, 2006, we reclassified the balance of deferred compensation of $247,700 to additional paid-in capital.

Results of Operations
---------------------

Three Months Ended February 28, 2007 Compared to the Three Months Ended February 28, 2006

         Revenues. Total revenues for the three months ended February 28, 2007 were $660,657, compared to $439,376, for the three months ended February 28, 2006, an increase of $221,281, or approximately 50%. The increase in total revenues was due to an increase in sales to related parties, as discussed below. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Related Party Sales. We earned $482,583, or approximately 73%, of our revenues in the three months ended February 28, 2007 from sales to related parties as compared to $196,586 or 45%, in the three months ended February 28, 2006. These sales for the three months ended February 28, 2007 were to Medizin-Technik and consisted of product sales of $368,875, probes of $17,100 and other revenues of $96,608. All of the related party revenues in the three months ended February 28, 2006 was from sales of systems and component parts to Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Non-Related Party Sales. In the three months ended February 28, 2007, we earned $178,074 or 27%, of our revenues from sales to unrelated parties, as compared to $242,790, or 55%, for the three months ended February 28, 2006. These sales for the three months ended February 28, 2007 consisted of product sales of $149,800, consulting services of $9,720, service contracts of $6,743, probes of $9,200 and other revenues of $2,611. By comparison, these sales for the three months ended February 28, 2006 consisted of product sales of $200,000, consulting services of $32,064, service contracts of $7,094, probes of $2,362 and other revenues of $1,270.

         Gross Profit. Gross profit for the three months ended February 28, 2007 was $237,339 or 36% as compared to $135,645 or 31%, of total product sales for the three months ended February 28, 2006. As sales volumes increases, our employees will be more utilized, thus increasing our gross profit percentage. The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $1,331,259 in the three months ended February 28, 2007, from $1,169,707 for the three months ended February 28, 2006, an increase of $161,552 or approximately 14%. This increase was primarily due to $204,734 in compensation expense related to issuance of stock options. We anticipate that our selling, general and administrative expenses will continue at this increased level at least in the short term.

         Research and Development Expenses. Research and development expenses were $508,778 for the three months ended February 28, 2007, as compared to $334,739, for the corresponding period of fiscal 2006, an increase of $174,039, or approximately 52%. Research and development expenses in the three months ended February 28, 2007 increased due to expanded activities related to the following:

         o Update of our commercial version of the BSD-2000 with complete modernization of the computer system, including addition of the Sigma Ellipse phased array applicator.

         o Support for field implementation of a complete new design of the BSD-2000 patient support system, enhancements to the BSD 500 and 2000 systems including language translations of the operating manuals to German and Chinese and development of various spiral array applicator systems to compliment the BSD-500.

         o Support for Premarket Approval, or PMA, filing for the BSD-2000 system, development of the first model of the MicroThermX 100 microwave ablation system.

         o    Development of new microwave ablation disposable applicators.

         o Technical research to evaluate the various treatment sites and diseases suitable for the application of the MicroThermX 100.

         Interest Income. Interest income increased to $342,457 for the three months ended February 28, 2007 as compared to $304,590 for the three months ended February 28, 2006, due to higher levels of cash and investments and higher rates in the current fiscal year.

         Net income (loss). During the three months ended February 28, 2007 we had a net loss of $712,785 after recording a tax benefit of $594,059 as compared to an after tax net income of $3,181,679 in the corresponding period of 2006.

Six Months Ended February 28, 2007 Compared to the Six Months Ended February 28, 2006

         Revenues. Total revenues for the six months ended February 28, 2007 were $1,325,312, compared to $960,543, for the six months ended February 28,

2006, an increase of $364,769, or approximately 38%. The increase in total revenues was due to an increase in sales to related parties, as discussed below. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Related Party Sales. We earned $498,627, or approximately 38%, of our revenues in the six months ended February 28, 2007 from sales to related parties as compared to $208,453 or 22%, in the six months ended February 28, 2006. These sales for the six months ended February 28, 2007 were to Medizin-Technik and consisted of product sales of $368,875, probes of $25,380 and other revenues of $104,372. All of the related party revenues in the six months ended February 28, 2006 was from sales of systems and component parts to Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Non-Related Party Sales. In the six months ended February 28, 2007, we earned $826,685 or 62%, of our revenues from sales to unrelated parties, as compared to $752,090, or 78%, for the six months ended February 28, 2006. These sales for the six months ended February 28, 2007 consisted of product sales of $736,412, consulting services of $40,863, service contracts of $18,028, probes of $19,922 and other revenue of $11,460. By comparison, these sales for the six months ended February 28, 2006 consisted of product sales of $644,805, consulting services of $36,709, service contracts of $11,937, probes of $20,285 and other revenues of $38,354.

         Gross Profit. Gross profit for the six months ended February 28, 2007 was $452,740 or 34% as compared to $299,313 or 31%, of total product sales for the six months ended February 28, 2006. As sales volume increases, our employees will be more utilized, thus increasing our gross profit percentage. The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $2,887,700 in the six months ended February 28, 2007, from $2,223,822 for the six months ended February 28, 2006, an increase of $663,878 or approximately 30%. This increase was primarily due to an increase in sales and marketing costs supporting new product sales and market development activities and $408,943 in compensation expense related to issuance of stock options. We anticipate that our selling, general and administrative expenses will continue at this increased level at least in the short term.

         Research and Development Expenses. Research and development expenses were $840,857, for the six months ended February 28, 2007, as compared to $564,904, for the corresponding period of fiscal 2006, an increase of $275,953, or approximately 49%. Research and development expenses in the three months ended February 28, 2007 increased due to expanded activities related to the following:

         o Update of our commercial version of the BSD-2000 with complete modernization of the computer system, including addition of the Sigma Ellipse phased array applicator.

         o Support for field implementation of a complete new design of the BSD-2000 patient support system, enhancements to the BSD 500 and 2000 systems including language translations of the operating manuals to German and Chinese and development of various spiral array applicator systems to compliment the BSD-500.

         o Support for PMA filing for the BSD-2000 system, development of the first model of the MicroThermX 100 microwave ablation system.

         o    Development of new microwave ablation disposable applicators.

         o Technical research to evaluate the various treatment sites and diseases suitable for the application of the MicroThermX 100.

         Interest Income. Interest income increased to $712,670 for the six months ended February 28, 2007, as compared to $549,213 for the six months ended February 28, 2006, due to higher levels of cash and investments and higher rates in the current fiscal year.

         Net income (loss). During the six months ended February 28, 2007 we had a net loss of $1,574,456 after recording a tax benefit of $1,063,027 as compared to an after tax net income of $6,317,922 in the corresponding period of 2006.

Liquidity and Capital Resources
-------------------------------

         Since inception through February 28, 2007, we have generated an accumulated deficit of $1,076,414. We have historically financed our operations through cash from operations, research grants, licensing of technological assets, issuance of common stock and sale of investments in spinoff operations. As of February 28, 2007, we had cash, cash equivalents and investments totaling $21,170,655 as compared to cash, cash equivalents and investments totaling $24,735,200 as of August 31, 2006.

         During the six months ended February 28, 2007, we used $3,672,650 of cash in operating activities, primarily as a result of our net loss of $1,574,456, decrease in income tax payable of $1,500,000, increases in income tax receivable of $1,147,645, and deferred tax asset of $191,000, offset by increases in accrued expenses of $124,963 and decreases in receivables of $239,557. Cash provided from investing activities resulted from the sale of investments of $2,340,840 offset by the purchase of property and equipment of $48,044. Cash provided by investing activities consisted of proceeds from exercise of stock options of $5,250.

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

         We believe we can cover any cash requirements with cost cutting or available cash. If we cannot cover any such cash shortfall with cost cutting or available cash, we would need to obtain additional financing. We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us. If we raise equity capital our stockholders will be diluted. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

         As of February 28, 2007, we have no significant commitments for the purchase of property and equipment.

         The Company has no off balance sheet arrangements as of February 27, 2007.

         We believe that our current cash and cash equivalents and expected cash provided from operating activities will be sufficient to fund our operations for the next twelve months.

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

         o our expectations and efforts regarding FDA approvals relating to the BSD-2000 and MicroThermX 100 systems;

         o our belief that our technology has application for additional approaches to treating cancer and for other medical purposes;

         o our expectations related to the amount of expenses we will incur for the commercial introduction of the BSD-2000 and MicroThermX 100 systems;

         o our belief that we can cover any cash shortfall with cost cutting or available cash; and

         o our belief that our current working capital, investments and cash from operations will be sufficient to finance our operations through working capital and capital resources needs for fiscal 2007.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

         As of February 28, 2007, our investments consist primarily of highly-liquid mutual funds, which are considered available-for-sale securities. These investments are not held for speculative or trading purposes. Our investments may be exposed to market risk from changes in interest rates and other security market conditions that could impact our results of operations and financial position. Changes in interest rates or other market factors may materially affect the investment income we earn on cash, cash equivalents and investments.

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

         In connection with the completion of its review of our financial statements for the fiscal quarter ended November 30, 2006, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting. These deficiencies included a lack of segregation of duties in our accounting department and a lack of controls over reporting and accounting for deferred income taxes, deferred compensation and stock options. These deficiencies have been disclosed to our audit committee and to our auditors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective, including increasing the size of our financial department, and hiring more experienced financial management with experience in accounting for deferred income taxes, deferred compensation and stock options.

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

PART II - OTHER INFORMATION

Item 1A.      Risk Factors.

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1 - Description of Business in our Annual Report on Form 10-KSB for the year ended August 31, 2006, which could materially affect our business, financial condition or future results of operations. The risks discussed in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 6.       Exhibits.

         The following exhibits are filed as part of this report:

    Exhibit No.     Description of Exhibit
    -----------     ----------------------

      31.1          Certification  of  Principal   Executive   Officer  Required
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2          Certification  of  Principal   Financial   Officer  Required
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1          Certification  of  Principal   Executive   Officer  Required
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2          Certification  of  Principal   Financial   Officer  Required
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      BSD MEDICAL CORPORATION



Date:    April 16, 2007                  /s/ Hyrum A. Mead
                                      -----------------------------------------
                                      Hyrum A. Mead
                                      -------------
                                      President (Principal Executive Officer)

Date:    April 16, 2007                  /s/ Dennis E. Bradley
                                      -----------------------------------------
                                      Dennis E. Bradley
                                      -----------------
                                      Controller (Principal Accounting Officer)