Form 10-Q
period 2007-05-31
BSD MEDICAL CORP
filed 2007-07-16
CIK 320174

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      ------------------------------------

                                    FORM 10-Q


     (Mark One)

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 2007

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                          Commission File No. 001-32526



                      ------------------------------------


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

         As of July 16, 2007, there were 21,284,353 shares of the registrant's common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.


                             BSD MEDICAL CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                                    May 31,         August 31,
                                 Assets              2007              2006
                                 ------        --------------    ---------------
Current assets:
    Cash and cash equivalents                  $    1,139,397    $    2,179,094
    Investments                                    19,633,218        22,556,106
    Receivables, net                                  748,649         1,186,800
    Related party trade receivables                   565,964           261,543
    Income tax receivable                           1,075,667                 -
    Inventories, net                                1,285,688         1,366,264
    Deferred tax asset                                359,000           178,000
    Other current assets                              224,755           120,277
                                               --------------    ---------------
           Total current assets                    25,032,338        27,848,084

Property and equipment, net                           294,760           303,034
Note receivable                                             -           137,500
Patents, net                                           19,842            21,250
                                               --------------    ---------------
                                               $   25,346,940    $   28,309,868
                                               ================  ===============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
    Accounts payable                           $      331,608    $      365,396
    Accrued  liabilities                              443,497           545,113
    Income taxes payable                                    -         1,539,946
    Deferred revenue - current portion                 28,838            17,912
                                               --------------    ---------------

           Total current liabilities                  803,943         2,468,367

Deferred revenue - less current portion                53,333           217,500
                                               --------------    ---------------

           Total liabilities                          857,276         2,685,867
                                               --------------    ---------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value;
        10,000,000 authorized, no shares
        issued and outstanding                              -                 -
    Common stock, $.001 par value;
        40,000,000 shares authorized;
        21,279,353 and 21,023,668 shares
        issued  and outstanding                        21,280            21,024
    Additional paid-in capital                     26,155,108        25,452,231
    Deferred compensation                                   -          (247,700)
    Treasury stock , 24,331 shares at cost               (234)             (234)
    Other comprehensive income (loss)                  24,562           (99,362)
    Retained earnings (deficit)                    (1,711,052)          498,042
                                               --------------    ---------------

           Total stockholders' equity              24,489,664        25,624,001
                                               --------------    ---------------

                                               $   25,346,940    $   28,309,868
                                               ================  ===============



            See accompanying notes to condensed financial statements.


                                       BSD MEDICAL CORPORATION
                                 Condensed Statements of Operations
                                             (Unaudited)


                                                       Three Months               Nine Months
                                                       Ended May 31,             Ended May 31,
                                              ---------------------------  --------------------------
                                                   2007          2006           2007          2006
                                              -------------  ------------  ------------  ------------
Sales                                         $     432,123  $    264,050  $  1,258,808  $  1,004,272
Related party sales                                 521,053       448,721     1,019,680       669,041
                                              -------------  ------------  ------------  ------------

           Total sales                              953,176       712,771     2,278,488     1,673,313
                                              -------------  ------------  ------------  ------------
Costs and expenses:
    Cost of sales                                   200,620       167,464       703,006       680,918
    Cost of related party sales                     279,911       245,250       650,097       393,026
    Research and development                        451,721       380,623     1,292,578       945,527
    Selling, general, and administrative          1,400,170     1,329,282     4,287,870     3,553,103
                                              -------------  ------------  ------------  ------------

           Total costs and expenses               2,332,422     2,122,619     6,933,551     5,572,574
                                              -------------  ------------  ------------  ------------

           Operating loss                        (1,379,246)   (1,409,848)   (4,655,063)   (3,899,261)
                                              -------------  ------------  ------------  ------------

Other income
    Interest income                                 331,579       411,777     1,044,249       960,990
    Other income (expense)                          180,384     5,935,315       106,048    17,750,601
                                              -------------  ------------  ------------  ------------

           Total other income                       511,963     6,347,092     1,150,297    18,711,591
                                              -------------  ------------  ------------  ------------
           Income (loss) before income taxes       (867,283)    4,937,244    (3,504,766)   14,812,330
Income tax (provision) benefit                      232,645    (1,949,621)    1,295,672    (5,506,785)
                                              -------------  ------------  ------------  ------------
           Net income (loss)                  $    (634,638) $  2,987,623  $ (2,209,094) $  9,305,545
                                              =============  ============  ============  ============

Net income (loss) per common share:
    Basic                                     $       (0.03) $       0.14  $      (0.10) $       0.45
                                              =============  ============  ============  ============
    Diluted                                   $       (0.03) $       0.13  $      (0.10) $       0.42
                                              =============  ============  ============  ============

Weighted average number of
shares outstanding:
    Basic                                        21,135,000    20,926,000    21,071,000    20,683,000
                                              =============  ============  ============  ============
    Diluted                                      21,135,000    22,163,000    21,071,000    22,148,000
                                              =============  ============  ============  ============

                      See accompanying notes to condensed financial statements.



                             BSD MEDICAL CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months
                                                          Ended May 31,
                                                  ------------------------------
                                                      2007             2006
                                                  ------------   ---------------

Cash flows from operating activities:
    Net income (loss)                             $ (2,209,094)  $    9,305,545
    Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
       Provision for doubtful accounts                  83,700                -
       Depreciation and amortization                    70,111           64,195
       Loss on disposition of property and
         equipment                                     2,577                  -
       Stock compensation expense                      673,678           48,471
       Amortization of deferred compensation                 -           75,950
       Gain on sale of investment in TherMatrx        (202,223)     (17,413,342)
       (Increase) decrease in:
           Receivables                                 491,951         (335,760)
           Related party receivables                  (304,421)        (105,745)
           Income tax refund receivable             (1,068,164)               -
           Inventories                                  80,576         (383,857)
           Deferred tax asset                         (181,000)        (111,000)
           Other current assets                       (104,478)          (1,028)
       Increase (decrease) in:
           Accounts payable                            (33,788)         411,138
           Accrued expenses                           (101,616)         221,055
           Income taxes payable                     (1,500,000)       4,998,125
           Deferred revenue                           (153,241)          10,219
           Deferred tax liability                            -          (13,000)
                                                  ------------   ---------------

          Net cash used in operating
          activities                                (4,455,432)      (3,229,031)
                                                  ------------   ---------------

Cash flows from investing activities:
    Proceeds from sale of investment in
      TherMatrx                                        202,223       17,413,342
    (Purchase) sale of investments                   3,046,812      (14,770,709)
    Purchase of property and equipment                 (63,006)        (194,866)
                                                  ------------   ---------------

          Net cash provided by
          investing activities                       3,186,029        2,447,767
                                                  ------------   ---------------

Cash flows from by financing activities:
     Proceeds from sale of common stock                229,706          415,036
                                                  ------------   ---------------

Decrease in cash and cash equivalents               (1,039,697)        (366,228)
Cash and cash equivalents, beginning
  of period                                          2,179,094          908,674
                                                  ------------   ---------------

Cash and cash equivalents, end of
  period                                          $  1,139,397   $      542,446
                                                  ============   ===============

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

         o The Company paid no cash for interest during the nine months ended May 31, 2007 and 2006 and $1,798,676 and $392,311 for income taxes during the nine months ended May 31, 2007 and 2006, respectively.

         o The Company issued 349,368 stock options during the nine months ended May 31, 2006, which resulted in an increase to deferred compensation of $363,200.

         o The Company had an income tax benefit from the exercise of stock options of $47,449 and $972,282 during the nine months ended May 31, 2007 and 2006, respectively, which was recorded as an increase to additional paid-in capital and a reduction in income taxes payable.

         o The Company had an unrealized gain of $123,924 during the nine months ended May 31, 2007 on available-for-sale securities. The Company had an unrealized loss of $115,305 during the nine months ended May 31, 2006 on available-for-sale securities.

         o The Company transferred deferred compensation of $247,700 to additional paid-in capital during the nine months ended May 31, 2007.

         o The Company decreased income taxes payable and decreased income tax receivable by $39,946 during the nine months ended May 31, 2007.

         o The Company increased common stock and decreased additional paid-in capital by $50 during the nine months ended May 31, 2007.





            See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements



Note 1.    Basis of Presentation

         The accompanying unaudited condensed balance sheets of BSD Medical Corporation (the "Company") as of May 31, 2007 and August 31, 2006 and the related unaudited condensed statements of operations and of cash flows for the three months and nine months ended May 31, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended August 31, 2006.

         All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2007 and August 31, 2006 and our results of operations and cash flows for the three months and nine months ended May 31, 2007 and 2006 have been included. The results of operations for the three months and nine months ended May 31, 2007 may not be indicative of the results for the year ending August 31, 2007.

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

         In September 2006, the FASB issued SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company anticipates adopting SFAS No. 158 on August 31, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

Note 3.  Net Income (Loss) Per Common Share

         The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. When common stock equivalents are anti-dilutive, they are not included. During the three months and nine months ended May 31, 2007, 1,224,696 and 1,310,551 common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect, respectively, because of the Company's net loss.

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                   Three Months Ended         Nine Months Ended
                                       May 31,                   May 31,
                              --------------------------------------------------
                                  2007          2006        2007         2006
                                  ----          ----        ----         ----
 Weighted average
    number of shares
    outstanding - basic         21,135,000   20,926,000  21,071,000  20,683,000
 Dilutive effect of
    stock options                        -    1,237,000           -   1,465,000
                              --------------------------------------------------

 Weighted average
    number of shares
    outstanding - diluted       21,135,000   22,163,000  21,071,000  22,148,000
                              ==================================================

Note 4.  Inventories

         Inventories consist of the following:

                                                     May 31,        August 31,
                                                      2007            2006
                                                  ------------------------------

         Parts and supplies                       $   775,221     $   711,552
         Work-in-process                              550,467         641,608
         Finished goods                                     -          53,104
         Reserve for obsolete inventory               (40,000)        (40,000)
                                                  ------------------------------

         Inventories, net                         $ 1,285,688     $ 1,366,264
                                                  ==============================

Note 5.    Related Party Transactions

         During the three months ended May 31, 2007 and May 31, 2006, we had sales of $521,053 and $448,721, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent 55% and 63% of total sales for each respective three-month period.

         During the nine months ended May 31, 2007 and May 31, 2006, we had sales of $1,019,680 and $669,041, respectively, to this related party. These related party transactions represent 45% and 40% of total sales for each respective nine-month period.

At May 31, 2007 and August 31, 2006, receivables include $565,964 and $261,543 respectively, from this entity.

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

         Our condensed financial statements as of May 31, 2007 and for the three months and nine months ended May 31, 2007 reflect the impact of the implementation of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires that compensation expense be recognized during the three months and nine months ended May 31, 2007 equal to:
(a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

         We have two stock-based employee plans and a director option plan which are described more fully in Note 11 in our 2006 Annual Report on Form 10-KSB. As of May 31, 2007, we had approximately 782,000 shares of common stock reserved for future issuance under the stock option plans.

         The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statements of operations for the three months and nine months ended May 31, 2007 include stock-based compensation expense from stock options in selling, general and administrative expenses of $204,734 and $613,678, respectively.

         During the nine months ended May 31, 2007, we granted 120,000 options to our directors, with one fifth vesting each year for the next five years. This grant accounts for $51,488 of the stock-based compensation expense for the nine months ended May 31, 2007.

         Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.39 years is approximately $1,261,000 at May 31, 2007.

         Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the nine months ended May 31, 2007 are shown below:

    Expected volatility                                      67.57%
    Expected forfeiture rate                                   0%
    Expected dividends                                         0%
    Expected term                                           5 Years
    Risk-free interest rate                                  4.68%

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

         The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans and the employee stock purchase plan for the three months and nine months ended May 31, 2006. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and charged to expense over the options' vesting periods.

                                                 Three Months       Nine Months
                                                    Ended              Ended
                                                 May 31, 2006       May 31, 2006
                                                -------------      -------------
   Net income - as reported                     $   2,987,623      $  9,305,545
Add: Stock-based employee
   compensation expense
   included in reported
   net income, net of
   related taxes
   tax effects                                              -            75,950
Deduct: Stock-based employee
   compensation expense
   determined under fair
   value based method for all
   awards, net of related taxes                        (6,377)         (177,175)
                                                -------------      -------------

Net income - pro forma                          $   2,981,246      $  9,204,320
                                                =============      =============

Income per common share - as reported:

     Basic                                      $         .14      $        .45
     Diluted                                    $         .13      $        .42

Income per common share - pro forma:
     Basic                                      $         .14      $        .44
     Diluted                                    $         .13      $        .42

         A summary of the time-based stock option awards as of May 31, 2007, and changes during the nine months then ended, is as follows:

                                                      Weighted-
                                           Weighted-   Average
                                            Average   Remaining       Aggregate
                                           Exercise   Contract Term   Intrinsic
 Stock Option Awards             Shares      Price     (Years)          Value

 Outstanding at August 31,
   2006                         1,809,051  $    1.72
 Granted                          120,000       4.77
 Exercised                       (256,247)      1.18
 Forfeited or expired                   -          -
                                =========



  Outstanding at May 31, 2007   1,672,804  $    2.03
                                =========  =========

 Exercisable at May 31, 2007    1,308,022  $    1.39    6.11         $ 8,578,399
                                =========  =========   ============  ===========

         The weighted-average grant-date fair value of stock options granted during the nine months ended May 31, 2007 was $2.87.

         Upon adoption of SFAS No. 123 (R) on September 1, 2006, we reclassified the balance of deferred compensation of $247,700 to additional paid-in capital.

Note 7.  TherMatrx Sales Proceeds

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsection entitled "Forward-Looking Statements" below. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

         In spite of the advances in cancer treatment technology, according to the American Cancer Society over 40% of cancer patients continue to die from the disease in the United States, and cancer has now surpassed heart disease as the number one killer from all causes of death in the United States. Commercialization of our systems used to treat cancer, including the BSD-2000 and BSD-500 families of systems and the new MicroThermX 100 microwave thermal ablation system, is our most immediate business objective. Our BSD-2000 and BSD-500 cancer treatment systems are used to treat cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms. Our MicroThermX 100 system is used to treat cancers with heat alone. Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung, and general pelvic and abdominal tumors. Our cancer treatment systems have been used to treat thousands of patients throughout the world, and have been recognized, including the 2005 Frost & Sullivan "Technology Innovation of the Year Award" for cancer therapy devices.

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

         We have received United States Food and Drug Administration, or FDA, approval to market our commercial version of the BSD-500, and in March 2006, we completed a submission for FDA approval to sell the BSD-2000 in the United States. We are currently preparing our FDA submission for the MicroThermX 100 system. We have designed our cancer therapy systems such that together they are capable of providing treatment for most solid tumors located virtually anywhere in the body.

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

         Inventory Reserves. As of May 31, 2007, we had recorded a reserve for potential inventory impairment of $40,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2007 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory impairment in future periods.

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

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of August 31, 2006 we had a $20,000 balance in this account. During the nine months ended May 31, 2007, we analyzed our outstanding accounts receivables and determined that we should increase our allowance for doubtful accounts by $83,700 to a balance of $103,700 at May 31, 2007. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Stock-based Compensation - On September 1, 2006 we adopted SFAS No. 123(R), which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. During the three months and nine months ended May 31, 2007, we recorded compensation expense of $204,734 and $613,678, respectively, for stock options issued to directors and employees. The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards. As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us. Upon adoption of SFAS No. 123 (R) on September 1, 2006, we reclassified the balance of deferred compensation of $247,700 to additional paid-in capital.

Results of Operations
---------------------

Three Months Ended May 31, 2007 Compared to the Three Months Ended May 31, 2006

         Revenues. Total revenues for the three months ended May 31, 2007 were $953,176, compared to $712,771, for the three months ended May 31, 2006, an increase of $240,405, or approximately 34%. The increase in total revenues was due to an increase in the volume of sales to both unrelated and related parties, as further discussed below. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Related Party Sales. We earned $521,053, or approximately 55%, of our revenues in the three months ended May 31, 2007 from sales to related parties as compared to $448,721 or 63%, in the three months ended May 31, 2006. These sales for the three months ended May 31, 2007 were to Medizin-Technik GmbH and consisted of product sales of $468,875, probes of $8,700 and other revenues of $43,478. All of the related party revenues in the three months ended May 31, 2006 was from sales of systems and component parts. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Non-Related Party Sales. In the three months ended May 31, 2007, we earned $432,123 or 45%, of our revenues from sales to unrelated parties, as compared to $264,050, or 37%, for the three months ended May 31, 2006. These sales for the three months ended May 31, 2007 consisted of product sales of $410,000, service contracts of $12,763, probes of $3,300 and other revenues of $6,060. By comparison, these sales for the three months ended May 31, 2006 consisted of product sales of $192,334, consulting services of $46,896, service contracts of $16,161, probes of $2,748 and other revenues of $5,911.

         Gross Profit. Gross profit for the three months ended May 31, 2007 was $472,645 or 50% of total product sales as compared to $300,057 or 42%, of total product sales for the three months ended May 31, 2006. As sales volumes increase, we will more fully absorb our fixed overhead costs, thus increasing our gross profit percentage. The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $1,400,170 in the three months ended May 31, 2007, from $1,329,282 for the three months ended May 31, 2006, an increase of $70,888 or approximately 5%. This increase was primarily due to $204,734 in compensation expense related to issuance of stock options. We anticipate that our selling, general and administrative expenses will continue at this increased level at least in the short term.

         Research and Development Expenses. Research and development expenses were $451,721 for the three months ended May 31, 2007, as compared to $380,623, for the corresponding period of fiscal 2006, an increase of $71,098, or approximately 19%. Research and development expenses in the three months ended May 31, 2007 increased due to expanded activities related to the following:

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

         Interest Income. Interest income decreased to $331,579 for the three months ended May 31, 2007 as compared to $411,777 for the three months ended May 31, 2006, due to lower levels of cash and investments in the current fiscal year.

         Net Income (Loss). During the three months ended May 31, 2007 we had a net loss of $634,638 after recording a tax benefit of $232,645 as compared to an after tax net income of $2,987,623 in the corresponding period of 2006. The net income in the previous fiscal year was attributed primarily to the gain on sale of our investment in TherMatrx.

Nine Months Ended May, 2007 Compared to the Nine Months Ended May 31, 2006

         Revenues. Total revenues for the nine months ended May 31, 2007 were $2,278,488, compared to $1,673,313, for the nine months ended May 31, 2006, an increase of $605,175, or approximately 36%. The increase in total revenues was due to an increase in the volume of sales to both unrelated and related parties, as further discussed below. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Related Party Sales. We earned $1,019,680, or approximately 45%, of our revenues in the nine months ended May 31, 2007 from sales to related parties as compared to $669,041 or 40%, in the nine months ended May 31, 2006. These sales for the nine months ended May 31, 2007 were to Medizin-Technik and consisted of product sales of $837,750, probes of $34,080 and other revenues of $147,850. All of the related party revenues in the nine months ended May 31, 2006 was from sales of systems and component parts.. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Non-Related Party Sales. In the nine months ended May 31, 2007, we earned $1,258,808 or 45%, of our revenues from sales to unrelated parties, as compared to $1,004,272, or 60%, for the nine months ended May 31, 2006. These sales for the nine months ended May 31, 2007 consisted of product sales of $1,172,887, consulting services of $36,309, service contracts of $33,616, probes of $3,300 and other revenue of $12,696. By comparison, these sales for the nine months ended May 31, 2006 consisted of product sales of $886,954, consulting services of $89,268, and service contracts of $28,050.

         Gross Profit. Gross profit for the nine months ended May 31, 2007 was $925,385 or 40% of total product sales, as compared to $599,369 or 36% of total product sales for the nine months ended May 31, 2006. As sales volume increases, we will more fully absorb our fixed overhead costs, thus increasing our gross profit percentage. The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $4,287,870 in the nine months ended May 31, 2007, from $3,553,103 for the nine months ended May 31, 2006, an increase of $734,767 or approximately 21%. This increase was primarily due to an increase in sales and marketing costs supporting new product sales and market development activities and $613,678 in compensation expense related to issuance of stock options. We anticipate that our selling, general and administrative expenses will continue at this increased level at least in the short term.

         Research and Development Expenses. Research and development expenses were $1,292,578, for the nine months ended May 31, 2007, as compared to $945,527, for the corresponding period of fiscal 2006, an increase of $347,051, or approximately 37%. Research and development expenses in the nine months ended May 31, 2007 increased due to expanded activities related to the following:

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

         Interest Income. Interest income increased to $1,044,249 for the nine months ended May 31, 2007, as compared to $960,990 for the nine months ended May 31, 2006, due to higher average levels of cash and investments and higher rates in the current fiscal year.

         Net Income (Loss). During the nine months ended May 31, 2007 we had a net loss of $2,209,094 after recording a tax benefit of $1,295,672 as compared to an after tax net income of $9,305,545 in the corresponding period of 2006. The net income in the previous fiscal year was attributed primarily to the gain on sale of our investment in TherMatrx.

Liquidity and Capital Resources
-------------------------------

         Since inception through May 31, 2007, we have generated an accumulated deficit of $1,711,052. We have historically financed our operations through cash from operations, research grants, licensing of technological assets, issuance of common stock and sale of investments in spinoff operations. As of May 31, 2007, we had cash, cash equivalents and investments totaling $20,772,615 as compared to cash, cash equivalents and investments totaling $24,735,200 as of August 31, 2006.

         During the nine months ended May 31, 2007, we used $4,455,432 of cash in operating activities, primarily as a result of our net loss of $2,209,094, decrease in income tax payable of $1,500,000, increase in income tax receivable of $1,068,164, and deferred tax asset of $181,000, offset by decreases in receivables of $491,951 and in inventories of $80,576. Cash provided from investing activities resulted from the sale of investments of $3,046,812, additional proceeds from the sale of our investment in TherMatrx of $202,223, partially offset by the purchase of property and equipment of $63,006. Cash provided by financing activities consisted of proceeds from exercise of stock options of $229,706.

         We expect to incur additional expenses related to the commercial introduction of our systems, due to additional participation at trade shows, expenditures on publicity, additional travel, increased sales salaries and commissions and other related expenses. In addition, we anticipate that we will incur increased expenses related to seeking governmental and regulatory approvals for our products and corporate governance and compliance with the Sarbanes-Oxley Act of 2002, during fiscal 2007.

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

         As of May 31, 2007, we have no significant commitments for the purchase of property and equipment.

         The Company has no off balance sheet arrangements as of May 31, 2007.

         We believe that our current cash and cash equivalents, investments, and expected cash provided from operating activities will be sufficient to fund our operations for the next twelve months.

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

         o our expectation that we will incur increased expenses related to our corporate governance and compliance with the Sarbanes-Oxley Act of 2002;

         o our expectation that our selling, general and administrative expenses will continue at increased levels at least in the short term;

         o our belief that we can cover any cash shortfall with cost cutting or available cash; and

         o our belief that our current working capital, investments and cash from operations will be sufficient to finance our operations through working capital and capital resources needs for the next twelve months.

         We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the subsection entitled "Risks Related to Our Business" included in our Annual Report on Form 10-KSB for the year ended August 31, 2006 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

         As of May 31, 2007, our investments consist primarily of highly-liquid mutual funds, which are considered available-for-sale securities. These investments are not held for speculative or trading purposes. Our investments may be exposed to market risk from changes in interest rates and other security market conditions that could impact our results of operations and financial position. Changes in interest rates or other market factors may materially affect the investment income we earn on cash, cash equivalents and investments.

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

         In connection with the completion of its review of our financial statements for the fiscal quarter ended November 30, 2006, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting. These deficiencies included a lack of segregation of duties in our accounting department and a lack of controls over reporting and accounting for deferred income taxes, deferred compensation and stock options. These deficiencies have been disclosed to our audit committee and to our auditors. During the nine months ended May 31, 2007, we have devoted substantial efforts to fully remedy these deficiencies, including increasing the size of our financial department, and hiring of more experienced financial management with experience in accounting for deferred income taxes, deferred compensation and stock options. We are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

PART ii - OTHER INFORMATION

Item 1A.      Risk Factors.

         In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading "Risks Related to Our Business" in Item 1 - Description of Business in our Annual Report on Form 10-KSB for the year ended August 31, 2006, which could materially affect our business, financial condition or future results of operations. The risks discussed in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 6.       Exhibits.

         The following exhibits are filed as part of this report:

      Exhibit No.    Description of Exhibit
      ----------     -----------------------------------------------------------

         10.1 Independent Contractor Agreement with Dennis P. Gauger dated May 1, 2007. (Incorporated by reference to Exhibit
                     10.1 of our Form 8-K filed May 2, 2007).

         31.1        Certification  of  Principal   Executive  Officer  Required
                     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2        Certification  of  Principal   Financial  Officer  Required
                     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1        Certification  of  Principal   Executive  Officer  Required
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2        Certification  of  Principal   Financial  Officer  Required
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  BSD MEDICAL CORPORATION



Date:    July 16, 2007            /s/ Hyrum A. Mead
                                  ---------------------------------------------
                                  Hyrum A. Mead
                                  President (Principal Executive Officer)

Date:    July 16, 2007            /s/ Dennis P. Gauger
                                  ---------------------------------------------
                                  Dennis P. Gauger
                                  Chief Financial Officer (Principal Accounting
                                  Officer)

--------------------------------------------------------------------------------