Form 10-K
period 2007-08-31
BSD MEDICAL CORP
filed 2007-11-14
CIK 320174

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2007

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                        Commission File Number: 001-32526

                             BSD MEDICAL CORPORATION

             (Exact name of registrant as specified in its charter)

              Delaware                                   75-1590407
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      2188 West 2200 South, Salt Lake City, Utah             84119
        (Address of principal executive office)            (Zip Code)

       Registrant's telephone number, including area code: (801) 972-5555

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [X]   Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No[X]

State the registrant's revenues for its most recent fiscal year: $2,834,386

As of October 29, 2007, the registrant had 21,288,333 shares of its common stock, par value $.001, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of October 29, 2007 was approximately $73,490,000.

Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 28, 2008, are incorporated by reference into
Part III hereof.

                             BSD MEDICAL CORPORATION
                                    FORM 10-K

                       For the Year Ended August 31, 2007

                                TABLE OF CONTENTS




Part I
   Item 1.    Business..................................................      3
   Item 1A    Risk Factors..............................................     16
   Item 1B    Unresolved Staff Comments.................................     20
   Item 2.    Properties................................................     20
   Item 3.    Legal Proceedings.........................................     21
   Item 4.    Submission of Matters to a Vote of Security Holders.......     21

Part II
Item 5.       Marketfor the Registrant's Common Equity, Related
                Stockholder Matters and IssuerPurchases of
                Equity Securities.......................................     21
Item 6.       Selected Financial Data...................................     23
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................     24
Item 7A.      Quantitative and Qualitative Disclosure About
                Market Risk.............................................     34
Item 8.       Financial Statements and Supplementary Data...............     34
Item 9.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..................     34
Item 9A.      Controls and Procedures...................................     35
Item 9B.      Other Information.........................................     36

Part III
   Item 10.   Directors, Executive Officers and Corporate
                Governance..............................................     36
   Item 11.   Executive Compensation....................................     37
   Item 12.   Security Ownership of Certain Beneficial Owners
                and Management..........................................     37
   Item 13.   Certain Relationships and Related Transactions,
                and Director Independence...............................     37
   Item 14.   Principal Accountant Fees and Services....................     37

Part IV
Item 15.      Exhibits and Financial Statement Schedules................     37

Signatures..............................................................     39

                                     PART I

ITEM 1. BUSINESS
----------------

Overview
--------

         BSD Medical Corporation develops, manufactures, markets and services medical systems that deliver precision-focused radio frequency (RF) or microwave energy into diseased sites of the body, heating them to specified temperatures as required by a variety of medical therapies. Our business objectives are to commercialize our products developed for the treatment of cancer and to further expand our developments to treat other diseases and medical conditions. Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer as provided through microwave/RF systems. We consider our operations to comprise one business segment.

         While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for much of the technology that has successfully created a substantial new medical industry addressing the needs of men's health. In accordance with our strategic plan, we subsequently sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide substantial funding that we can utilize for commercializing our systems used in the treatment of cancer and in achieving other business objectives.

         In spite of the advances in cancer treatment technology, over 40% of cancer patients continue to die from the disease in the United States, and cancer has now surpassed heart disease as the number one killer from all causes of death in the United States. Commercialization of our systems used to treat cancer, including the BSD-2000 and BSD-500 families of systems and the new MicroThermX 100 microwave thermal ablation system, is our most immediate business objective. Our BSD-2000 and BSD-500 cancer treatment systems are used to treat cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms. Our MicroThermX 100 system is used to treat cancer with heat alone. Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung. Our cancer treatment systems have been used to treat thousands of patients throughout the world, and have received much notoriety, including the 2005 Frost & Sullivan "Technology Innovation of the Year Award" for cancer therapy devices awarded for the development of the BSD-2000.

         Our BSD-2000 systems are used to non-invasively treat cancers located deeper in the body, and are designed to be companions to the estimated 7,500 linear accelerators used to treat cancer through radiation and in combination with chemotherapy treatments. Our BSD-500 systems treat cancers on or near the body surface and those that can be approached through body orifices such as the throat, the rectum, etc., or through interstitial treatment in combination with interstitial radiation (brachytherapy). BSD-500 systems can be used as companions to our BSD-2000 systems and the estimated 2,500 brachytherapy systems installed, as well as with chemotherapy treatments. The MicroThermX 100 system is used to treat cancers that are prescribed for treatment with heat alone.

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

         We have received United States Food and Drug Administration, or FDA, approval to market our commercial version of the BSD-500, and in March 2006, we completed a submission for FDA approval to sell the BSD-2000 in the United States. The submission seeking FDA approval for the MicroThermX 100 system is currently being prepared. We have designed our cancer therapy systems such that together they are capable of providing treatment for most solid tumors located virtually anywhere in the body.

         Although we have not entered these markets, we also believe that our technology has application for a number of other medical purposes, including the treatment of such conditions as psoriasis, arthritis, fibroids, hemorrhoids, menorrhagra (excessive menstrual bleeding), benign tumors and cysts. We believe our technology is also applicable to treating special medical problems such as sleep apnea and for certain cosmetic uses. Our mission is to develop the full spectrum of medical uses for our special competence in precision-focused RF/microwave systems, and to broadly apply the utilization of our technology to treat cancer and benign diseases and conditions.

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

         On July 15, 2004, TherMatrx, Inc. was sold to American Medical Systems Holdings, Inc. (AMS). Our part of the total proceeds from this sale was approximately 25%. A portion of the payout from the sale was based on contingency payments. By the close of fiscal 2006, we had concluded the receipt of contingency payments from the TherMatrx sale; the payout to us, including contingency payments, being approximately $33.5 million. In April 2007, the Company received an additional $202,223 in proceeds from the sale of TherMatrx.

Our Contributions to Cancer Therapy
-----------------------------------

         Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimates that 1,444,920 new cancer cases will be diagnosed and that 559,650 Americans will die from cancer during 2007. In the United States the chance of developing cancer during a person's lifetime is one in two for men and one in three for women. Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

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

         The treatment of many cancers is generally prescribed with one or more of the primary cancer therapies noted above. Because cancer remains a leading cause of death, these three cancer therapies are still grossly inadequate, and an enormous need for better treatment is obvious. We have engineered systems designed to increase the effectiveness of these cancer treatments through the use of precision-focused RF/microwave energy to selectively heat cancer, creating "hyperthermia" in cancerous tumors. Hyperthermia is an emerging cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment in making certain of the major existing cancer therapies more effective for some cancers.

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

         Cancerous tumors are uncontrolled growths of mutated cells that require more energy to survive than do cells of normal tissue. As cancer cells grow rapidly, they tend to outstrip their blood supply, leaving them oxygen-starved, since there is not enough blood to carry sufficient oxygen to these cells. Oxygen-starved cancer cells are resistant to radiation therapy because the destructive power of radiation therapy depends heavily on tearing apart the oxygen molecules located in cancer cells. When oxygen molecules are torn apart, they form oxygen radicals that can attack cancer cell DNA. Blood depletion also makes cancer resistant to chemotherapy, where blood transport is required to deliver the drug into the tumor. Our hyperthermia therapy systems precisely deliver microwave energy to elevate the temperature of tumors, usually between 40(degree)C and 45(degree)C (104(degree)F to 113(degree)F). The elevated temperatures draw blood to the tumor as the body's natural response to the stimulus of heat. The increased blood supply to the tumor improves delivery of drugs to tumors in chemotherapy. It also delivers more oxygen to the tumor, increasing the effectiveness of radiation therapy.

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

         The BSD-2000 does not currently have FDA approval except as an investigational device, however, the phase III clinical trial that we have used to apply for the FDA approval has been concluded and published in a major journal. Formal submission for FDA approval of the BSD-2000 was made in March 2006. We sought and obtained regulatory approval for the sale of the BSD-2000 in the People's Republic of China during 2005.

         The MicroThermX 100 thermal ablation system was announced in 2006 and does not yet have FDA approval. Preparation for the FDA submission is currently underway.

         Most of our sales of cancer therapy systems over recent past periods have been to cancer research institutions for use in conducting clinical trials with our equipment. As a company, we are now in the early stages of marketing the new commercial version of the BSD-500. Obtaining FDA approval for the BSD-2000 and the MicroThermx 100 would greatly contribute to our sales efforts by providing the additional technology required for the treatment of solid tumors located virtually anywhere in the body.

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

         MicroThermX 100. Our MicroThermX 100 has been developed to treat cancerous tissue percutaneously, laparoscopically or surgically. The MicroThermX 100 utilizes precision-guided microwave energy to ablate cancerous tissue. The MicroThermX 100 includes a computer driven control system, temperature sensors and a disposable applicator. The system is currently being prepared for FDA 510(k) clearance. The advanced features and capabilities of the MicroThermX 100 were made possible by our years of research, design and development in the discipline of thermal medicine technology, supported by leading research centers throughout the world (see reference to these in the section for the BSD-2000). Disposable applicators for the MicroThermX 100 are used to treat different types of tumors, and are especially designed according to the method by which they will be used in treatment, whether by surgeons or interventional radiologists.

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

         BSD-2000. The BSD-2000 family of products includes the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR. These systems non-invasively deliver hyperthermic microwave energy to cancerous tumors, including those located deep within the body. These systems include a computer and software that control the delivery of microwave energy to the tumor, a microwave energy generator, an amplifier that boosts the microwave power, and a special applicator that delivers the microwave energy to the patient lying in a prone position on a specially designed support table. The BSD-2000 systems are able to direct, focus and deliver microwave energy deep within the body by precisely "steering" the energy to the tumor from a cylindrical array of antennae. The basic BSD-2000 has eight microwave antennae enabling this electronic steering of energy within the patient's body. The BSD-2000/3D has 24 microwave antennae enabling additional electronic steering along the long axis of the body. The 3D steering is particularly useful when implemented with a magnetic resonance system that is capable of non-invasive 3D imaging showing the heated regions, thus permitting the 3D steering to more accurately target the energy to the tumor site.

         The BSD-2000 systems have not yet received pre-market approval from the FDA for commercial marketing in the United States, but the BSD-2000 has obtained an investigational device exemption, or IDE, for sale in the United States for research purposes only. We have also certified the BSD-2000 family for the CE Mark required for export into certain European countries and have obtained regulatory approval for the sale of the BSD-2000 in the People's Republic of China. We are engaged in the extensive process of supporting the review of an FDA submission requesting a PMA for the BSD-2000 based on clinical data we have already obtained. While we believe that this data has great merit and is worthy of submission, due to the inherent uncertainties of the FDA approval process there can be no assurance that FDA approval will be obtained through our submissions.

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

         Anticipating an expanding need for present and future sales and marketing, especially with the potential FDA approval for the BSD-2000 and the MicroThermX 100, we hired Brian Ferrand, a seasoned Vice President of Sales, in

September 2005, and maintain a sales, marketing and marketing support organization of ten people. The primary mission of this group is to provide sales and pre-market preparation for our systems.

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

         Although we have not currently entered the thermal ablation market with cancer treatment systems, we anticipate that future competitors in that market will include RadioTherapeutics, a division of Boston Scientific Corporation, Valleylab, a division of Tyco Healthcare, which is a division of Tyco International, Rita Medical and Microsulis Limited.

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

Product Liability Exposure
--------------------------

         The manufacturing and marketing of medical devices involves an inherent risk of product liability. Because our products are intended to be used in hospitals on patients who may be physiologically unstable and severely ill, we are exposed to potential product liability claims. We presently carry product liability insurance with coverage limits of $1 million. However, we cannot assure that our product liability insurance will provide adequate coverage against potential claims that might be made against us. No product liability claims are presently pending against us; however, we cannot assume that product liability claims will not be filed in the future or that such claims will not exceed our coverage limits.

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

Patents, Licenses, and Other Rights
-----------------------------------

         Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect significant technology, inventions and product improvements. We currently own four patents in the United States and six patents outside the United States. In addition, five initial patents were assigned to TherMatrx, for which we obtained a license, four subsequent patents were obtained and assigned to BSD and we obtained one patent license from the National Institutes of Health and one from Duke University. Three new U.S. patent applications are pending. We believe that our patents represent the early pioneering and dominant patents in this field.

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

         On July 31, 2007, BSD obtained an exclusive sub-license to a patent owned by Duke University using phased array technology for the treatment of primary breast cancer on terms that included hyperthermia equipment upgrades and payment of some prior patent costs. This technology and patent is expected to enhance future developments with the current BSD phased array hyperthermia systems.

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

Research and Development
------------------------

         Research and development expenses for fiscal 2007 were $1,875,147 compared to $1,251,956 for fiscal 2006, an increase of $623,191, or 50%. Research and development expenses in fiscal 2007 related to the following:

         o completion of our commercial version of the BSD-2000 with complete modernization of the computer system, applicators and patient supports and development of commercial configuration of BSD-2000 3D/MR

         o addition of the Sigma Ellipse phased array applicator to the standard system configuration of the BSD-2000

         o a complete new design of the BSD-2000 patient support system for commercialization

         o enhancements to the BSD 500 and 2000 systems including language translations to German and Chinese

         o Completion of development collaboration projects with Duke University of various spiral array applicator systems to compliment the BSD-500

         o    Incorporate new development regulations in design process

         o    development of the MicroThermX 100 microwave ablation system

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

Seasonality
-----------

         Our operations are generally not subject to seasonal fluctuations.

Company History
---------------

         BSD was originally incorporated under the laws of the State of Utah on March 17, 1978. In July 1986, BSD was reincorporated in Delaware.

Segment Information and Sales Concentrations
--------------------------------------------

         We consider our operations to comprise one business segment. All of our operating assets are located in the United States.

         A significant portion of our revenues are derived from sales to Medizin-Technik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe and which is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder. For the fiscal year 2007 we had sales of $1,385,332, or 49% of our total sales, from the sale of systems and various component parts sold to Medizin-Technik, as compared to sales of $689,086, or 24% of our total sales, in fiscal 2006. Management believes the terms of the transactions with Medizin-Technik were arms length and fair to the Company.

         A significant portion of our revenues are derived from sales to foreign customers. During the years ended August 31, 2007, 2006 and 2005, total export sales totaled $1,787,363, $2,413,807 and $1,595,050, or 63%, 83% and 79% of
total sales, respectively. During fiscal year 2007, export sales to Switzerland were approximately 44% of total sales. During fiscal year 2006, export sales to China, Switzerland and Poland were approximately 45%, 21% and 10% of total sales, respectively. During fiscal year 2005, export sales to Switzerland and China were approximately 45% and 30% of total sales, respectively.

Backlog
-------

         As of August 31, 2007, the Company had a sales backlog of $2,018,813, consisting of orders from related parties.

Employees
---------

         As of August 31, 2007, we had 45 employees; 41 of whom were full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. We depend upon a limited number of key management, manufacturing, and technical personnel. Our future success will depend in part on our ability to retain these highly qualified employees.

Available Information
---------------------

         We file annual, quarterly and current reports, and other reports and documents with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

         The Company's Internet address is http://www.bsdmc.com. We make available on or through our investor link on our website, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, the charter of the Audit Committee of our Board of Directors and our Code of Ethics.

ITEM 1A.  RISK FACTORS
----------------------

         Our future operating results are highly uncertain. Before deciding to invest in BSD Medical or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report on Form 10-K. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. Although the Company has attempted to list the factors that it is currently aware may have an impact on its operations, there may be other factors of which the Company is currently unaware or to which it does not assign sufficient significance, and the following list should not be considered comprehensive.

         We have a history of significant operating losses and such losses may continue in the future.

         Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $2,850,153 at August 31, 2007. In fiscal 2006, we recorded net income of $9,249,496 which eliminated the accumulated deficit and resulted in positive retained earnings of $498,042 as of August 31, 2006. In fiscal 2007, however, we recorded a net loss of $3,348,195, which increased our accumulated deficit to $2,850,153.

         Our net profit for the fiscal years ended August 31, 2006 and 2005 was primarily due to the sale of our ownership in TherMatrx, to American Medical Systems Holdings, Inc., or AMS. All revenues from this sale have now been received with no significant future revenues expected. We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities. To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia therapy products to sustain and increase our profitability on a quarterly or annual basis. We have been unable to do this in the past and we may be unable to do so in the future, and therefore may never achieve profitability.

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

         Our success in selling our products will depend in large part on the extent to which reimbursement for the costs of our products and related treatments are available from government health agencies, private health insurers and other third-party payers. Despite the existence of general reimbursement policies, local medical review policies may differ for public and private insurance payers, which may cause payment to be refused for some hyperthermia treatments. Private payers also may refuse to pay for hyperthermia treatments.

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

         A limited number of our customers have been developing clinics, and these customers have been particularly vulnerable to financial difficulties that can cause them to be unable to pay for equipment that they have purchased. If we choose to accept higher risk sales opportunities to clinics in the future, we will be subject to these customer credit risks that could lower future net sales due to bad-debt write offs, resulting in losses in future periods and potentially lowering the value of our stock. While we attempt to provide for foreseeable doubtful accounts, we cannot assure that this provision will always be adequate to cover our credit risks.

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

         In addition, there can be no assurance that our channels of distribution that have been successful in the past will be successful in the future. We have derived a significant portion of our revenue from sales in Europe and in China. Sales in Europe were made through our distributor Medizin-Technik, GmbH, which also purchases equipment components and parts from us. Medizin-Technik is controlled by Dr. Sennewald, one of our directors. The loss or ineffectiveness of either Medizin-Technik or our Chinese distributor as a distributor and significant customer could result in lower revenue.

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

         We have not yet received pre-market approval for our BSD-2000 and MicroThermx 100 systems. Obtaining these pre-market approvals from the FDA is necessary for us to commercially market these systems in the United States. Obtaining approvals is a lengthy and expensive process. We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects substantially. Further, even if we are able to obtain the approvals we seek from the FDA, the approvals granted might include significant limitations on the indicated uses for which the products may be marketed, which restrictions could negatively impact our business.

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

         The manufacturing and marketing of medical devices involves an inherent risk of product liability. Because our products are intended to be used in hospitals on patients who may be physiologically unstable and severely ill, we are exposed to potential product liability claims. We presently carry product liability insurance with coverage limits of $1 million. Our product liability insurance does not cover intended injury, injury or damage resulting from the intoxication of any person, payment of workers' compensation benefits, injury of our own employee, injury or damage due to war, damage to property that we own, damage to our work, loss of use of property, patent infringements, pollution claims, interest payments, depreciation of property, or injury or damage resulting from asbestos inhalation. We are responsible to pay the first $10,000 resulting from any claim up to a maximum of $50,000 in one year. We cannot assure that our product liability insurance will provide adequate coverage against potential claims that might be made against us. If we were to be subject to a claim in excess of our coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our limited resources, which would reduce our limited capital resources and liquidity and reduce capital we could otherwise use to obtain approvals for and market our products. In addition, liability or alleged liability could harm our business by diverting the attention and resources of our management and by damaging our reputation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

         None.

ITEM 2. PROPERTIES
------------------

         Our office, production and research facilities are located in Salt Lake City, Utah. The complete headquarters and production facility occupies approximately 20,000 square feet. In November 2002, we renewed our lease for five years, which included payments of approximately $82,000 per year for five years, adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers. We have an option to purchase the building for $1,000,000 upon 60 days notice for six years beginning December 5, 1997. Thereafter, the purchase price increases by $50,000 each year, and the option expires at the end of the tenth year. The building lease is accounted for as an operating lease for financial statement purposes. The building is currently in good condition, is adequate for our needs, is suitable for all company functions and provides room for future expansion. We believe that we carry adequate insurance on the property. When our lease on this building expired in November of 2007, we exercised our option to purchase the building for a purchase price of $1,200,000.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         There are no legal proceedings, to our knowledge, pending against or being taken by BSD Medical Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         None.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
----------------------------------------------------------------------
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------

         On July 9, 2005, the American Stock Exchange (AMEX) approved the listing for BSD Medical Corporation and the shares began trading on that day under the symbol "BSM". The following table sets forth the high and low bid transactions, as provided by AMEX for the quarters in fiscal year 2006 and 2007. The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                               Bid
                                                    ---------------------------
                       Quarter Ended:                  High           Low
          ----------------------------------------- ------------ --------------
          November 30, 2005..............              $9.47          $4.25
          February 28, 2006...............              5.78           4.10
          May 31, 2006.....................             7.13           4.40
          August 31, 2006..................             6.15           4.40
          November 30, 2006..............               5.90           4.45
          February 28, 2007...............              9.25           5.00
          May 31, 2007.....................             9.00           5.75
          August 31, 2007..................             8.72           4.60

         As of August 31, 2007, there were approximately 507 holders of record of our common stock. We have not paid any cash dividends on our common stock since our inception.

         On November 9, 2007, the last reported sales price of our common stock on the AMEX was $5.41 per share.

Repurchases of Equity Securities

         None.

Recent Sales of Unregistered Securities

         Following is a summary of sales of unregistered securities for the fiscal years ended August 31, 2007, 2006 and 2005. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.


                                  Consideration or Nature    Shares      Value
                                    of Service Performed     Issued    Received
                                  -----------------------    ------    ---------
Year Ended August 31, 2005
--------------------------
Members of Board of Directors     Board Services              27,900   $  45,000

Year Ended August 31, 2006
--------------------------
Members of Board of Directors     Board Services              13,607      48,471

Year Ended August 31, 2007
--------------------------
Members of Board of Directors     Board Services              10,288      60,000


Equity Compensation Plan Information

         The Company's 1998 Employee Stock Option Plan authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company. The Plan, as amended, provides for the granting of options for an aggregate of 2,677,300 shares. The options vest subject to management's discretion.

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

         The following table summarizes the Company's equity compensation plans as of August 31, 2007.

                                 Number of        Weighted         Number of
                               Securities to       Average         Securities
                                 be Issued        Exercise         Remaining
                                Upon Exercise     Price of         Available
                               of Outstanding    Outstanding       for Future
  Plan Category                   Options         Options           Issuance


  Equity compensation
    plans approved by
    security holders (1)         1,795,853          $2.31            631,185

         (1) A total of 3,677,300 shares of common stock have been reserved for issuance under the plans. To date, a total of 1,092,231 options have been exercised under the plans.

Performance Graph

         The following graph shows a comparison of the five-year cumulative total return for the Company's common stock, the S&P 500 Index, and the S&P Health Care Equipment Index, assuming an investment of $100 on August 31, 2002. The cumulative return of the Company was computed by dividing the difference between the price of the Company's common stock at the end and the beginning of the measurement period (August 31, 2002 to August 31, 2007) by the price of the Company's common stock at the beginning of the measurement period.






                                [GRAPHIC OMITTED]





ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         The following selected financial data as of and for each of the fiscal years in the five year period ended August 31, 2007 were derived from the Company's financial statements audited by Tanner LC, independent registered public accountants. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.


                                                   Years Ended August 31,
                                 2007          2006         2005         2004        2003
                              ---------------------------------------------------------------
Results of Operations Data:
  Revenues                    $ 2,834,386  $ 2,898,402  $ 2,021,104  $ 1,630,648  $ 2,572,682
  Loss from operations         (6,384,540)  (5,099,151)  (2,293,696)  (1,290,618)    (629,000)
  Net income (loss)            (3,348,195)   9,249,496    3,321,692    8,412,961     (570,285)

  Income (loss) per
    common share - diluted         $(0.16)       $0.42        $0.15        $0.41       $(0.03)

  Dividends per common share       $    -       $    -      $      -      $    -       $    -

Balance Sheet Data:

  Total Assets                $24,341,640  $28,309,868  $15,599,943  $11,741,047  $ 1,553,615
  Long-term debt                        -            -            -            -            -
  Stockholders' equity         23,183,788   25,624,001   14,977,667   11,119,778      574,957


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Overview
--------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements" and "Factors That May Affect Future Results and Financial Condition" below and the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this annual report on Form 10-K. All information presented herein is based on our fiscal year ended August 31, 2007. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

         On July 15, 2004, TherMatrx, Inc. was sold to American Medical Systems Holdings, Inc. (AMS). Our part of the total proceeds from this sale was approximately 25%. A portion of the payout from the sale was based on contingency payments. By the close fiscal year 2006, the Company had received a total payout, including contingency payments, of approximately $33.5 million. In April 2007, the Company received an additional $202,223 in proceeds from the sale of TherMatrx.

         Our accumulated deficit since inception increased to $2,850,153 as of August 31, 2007 from positive retained earnings of $498,042 as of August 31, 2006 due to the net loss for fiscal year 2007, as compared to net income for fiscal 2006 and 2005 of $9,249,496 and $3,348,195, respectively. The primary reason for the net income in fiscal 2006 and fiscal 2005 was the income generated from the sale of our ownership in TherMatrx.

         We recognize revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, providing manufacturing services, training, and service support contracts. Product sales were $2,520,818, $2,706,214 and $1,844,321 for the years ended August 31, 2007,
2006 and 2005, respectively. Service and other revenues were $313,568, $192,188 and $176,783 for the years ended August 31, 2007, 2006 and 2005, respectively.

         We derived $1,385,332, or approximately 49%, of our total revenue in fiscal 2007 from sales to related parties, as compared to $689,086, or 24% from sales to related parties in fiscal 2006. All of the related party revenue was for the sale of the BSD-2000 and BSD-500 systems and component parts sold to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our directors, is a stockholder, executive officer and a director of Medizin-Technik GmbH.

         In fiscal 2007, we derived $1,449,054, or approximately 51%, of our total revenue as compared to $2,209,316, or 76%, in fiscal 2006 from non-related party sales. Our fiscal 2007 non-related party revenue consisted of sales of our BSD-500 systems of $1,347,887, consumable devices of $22,970, service contracts of $41,338, billable labor of $550 and consulting revenue of $36,309. Our fiscal 2006 non-related party revenue consisted of sales of BSD-500 and BSD-2000 systems of $1,902,175, consumable devices of $126,896, service contracts of $18,245, billable labor of $17,250 and consulting revenue of $144,750.

         Cost of sales for the year ended August 31, 2007 included raw material and labor costs. Research and development expenses include expenditures for new product development and development of enhancements to existing products.

         As of August 31, 2007, the Company had a sales backlog of $2,018,813, consisting of orders from related parties.

Critical Accounting Policies
----------------------------

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

         Inventory Reserves. As of August 31, 2007, we had recorded a reserve for potential inventory impairment of $40,000. We periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales for fiscal 2008 do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory impairment in future periods.

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

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of August 31, 2007 we had a $20,000 balance in this account. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Stock-based Compensation - Effective September 1, 2006 we adopted SFAS No. 123(R), which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. During the year ended August 31, 2007, we recorded compensation expense of $832,224 for stock options issued to directors and employees. The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards. As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us. Upon adoption of SFAS No. 123 (R) effective September 1, 2006, we reclassified the balance of deferred compensation of $247,700 to additional paid-in capital.

Results of Operations: Comparison of Fiscal Years ended August 31, 2007 and 2006
--------------------------------------------------------------------------------

         Revenues. Total revenues for fiscal 2007 were $2,834,386 compared to $2,898,402 for fiscal 2006, a decrease of $64,016, or 2%. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenues from period to period.

         Related Party Sales. We earned $1,385,332, or approximately 49%, of our revenues in the year ended August 31, 2007 from sales to related parties as compared to $689,086 or approximately 24%, in the year ended August 31, 2006. These sales for the year ended August 31, 2007 were to Medizin-Technik and consisted of product sales of $1,172,930, probes of $47,902 and other revenues of $164,500. All of the related party revenues in the year ended August 31, 2006 was from sales of systems and component parts. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Non-Related Party Sales. In the year ended August 31, 2007, we earned $1,449,054, or 51%, of our revenues from sales to unrelated parties, as compared to $2,209,316, or 76%, for the year ended August 31, 2006. These sales for the year ended August 31, 2007 consisted of product sales of $1,347,887, consulting services of $36,309, service contracts of $41,338, probes of $3,300 and other revenue of $20,220. By comparison, these sales for the year ended August 31, 2006 consisted of product sales of $1,902,175, sales of consumable devices of $126,896, consulting services of $144,750, service contracts of $18,245, and other revenue of $17,250.

         Cost of Sales. Cost of sales for fiscal 2007 was $1,581,562 compared to $1,716,640 for fiscal 2006, a decrease of $135,078 or 8%. This decrease resulted primarily from lower sales in fiscal 2007. Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period. Cost of sales to related parties in fiscal 2007 increased to $815,522 from $317,214 in fiscal 2006 primarily due to the increase in related party sales. During fiscal 2007 and 2006, all of the related party cost of sales were attributable to sales to Medizin-Technik.

         Gross Profit. Gross profit for the year ended August 31, 2007 was $1,252,824 or 44% of total sales, as compared to $1,181,762 or 41% of total sales for the year ended August 31, 2006. As sales volume increases, we believe we will more fully absorb our fixed overhead costs, thus increasing our gross profit percentage. The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

         Research and Development Expenses. Research and development expenses were $1,875,147 for the year ended August 31, 2007, as compared to $1,251,956, for the year ended August 31, 2006, an increase of $623,191, or approximately 50%. Research and development expenses in the year ended August 31, 2007 increased due to expanded activities related to the following:

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

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $5,762,217 in the year ended August 31, 2007, from $5,028,957 for the year ended August 31, 2006, an increase of $733,260 or approximately 15%. This increase was primarily due to a non-cash stock-based compensation expense of $832,224 related to issuance of stock options. We anticipate that our selling, general and administrative expenses will continue at this increased level, at least in the short term.

         Interest Income. Interest income decreased to $1,133,125 for the year ended August 31, 2007, as compared to $1,301,341 for the year ended August 31, 2006, due to lower average levels of cash and investments in the current fiscal year.

         Gain on Sale of Equity Interest. Other income for fiscal 2007 included $202,223 additional proceeds received from the sale of our equity interest in TherMatrx. During fiscal 2006, we recognized a gain on sale of our equity interest in TherMatrx of $18,016,272.

         Net Income (Loss). During the year ended August 31, 2007 we had a net loss of $3,348,195, after recording a tax benefit of $1,865,000, as compared to an after tax net income of $9,249,496 in the year ended August 31, 2006. The net income in the previous fiscal year was attributed primarily to the gain on sale of our investment in TherMatrx.

Results of Operations: Comparison of Fiscal Years ended August 31, 2006 and 2005
--------------------------------------------------------------------------------

         Revenues. Total revenues for fiscal 2006 were $2,898,402 compared to $2,021,104 for fiscal 2005, an increase of $877,298, or 43%. The increase in total revenues was primarily due to an increase in sales of our BSD-2000 and BSD 500 systems during fiscal 2006. Product sales increased to $2,706,214 in fiscal 2006 from $1,844,321 in fiscal 2005, an increase of $861,893, or 47%. Service revenue increased to $192,188 in fiscal 2006 as compared to $176,783 in fiscal 2005 primarily due to an increase in consulting revenue. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.

         Related Party Sales. We derived $689,086, or 24%, of our total revenues in fiscal 2006 from sales to related parties as compared to $987,472, or 49%, in fiscal 2005. All of the related party revenue in fiscal 2006 was for BSD-2000 and BSD-500 systems and various component parts sold to Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly depending on Medizin-Technik's anticipated sales and ability to place orders in Europe. Since the sale of our ownership in TherMatrx we no longer consider TherMatrx a related party.

         Non-related Party Sales. In fiscal 2006, we derived $2,209,316, or 76%, of our total revenues as compared to $1,033,632, or 51%, in fiscal 2005 from non-related party sales. Our fiscal 2006 non-related party revenue consisted of sales of BSD-500 and BSD-2000 systems for $1,902,175. The balance of our non-related party revenue consisted of consumable devices of $126,896, service contracts of $18,245, billable labor of $17,250 and consulting revenue of $144,750.

         Cost of Sales. Cost of sales for fiscal 2006 was $1,716,640 compared to $1,320,110 for fiscal 2005, an increase of $396,530 or 30%. This increase resulted primarily from higher sales in fiscal 2006 compared to fiscal 2005. Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period. Cost of sales to related parties in fiscal 2006 decreased to $317,214 from $644,980, in fiscal 2005 primarily due to the decrease in related party sales. During fiscal 2006 and 2005, all of the related party cost of sales were attributable to sales to Medizin-Technik.

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

         Research and Development Expenses. Research and expenses for fiscal 2006 were $1,251,956 compared to $859,614 for fiscal 2005, an increase of $392,342, or 46%. Research and development expenses in fiscal 2006 related to the following:

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

         Gain on Sale of Equity Interest. Other income for fiscal 2006 included $18,016,272 gain on sale of our equity interest in TherMatrx, compared to $6,551,087 gain on sale of our equity interest in TherMatrx in fiscal 2005.

         Net Profit/ Loss. In fiscal 2006, we had after-tax net income of $9,249,496 as compared to after tax net income in fiscal 2005 of $3,321,692. The increase in after-tax net profit related to the sale of our interest in TherMatrx.

Fluctuation in Operating Results.
--------------------------------

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

Liquidity and Capital Resources
-------------------------------

         Since inception through August 31, 2007, we have generated an accumulated deficit of $2,850,153. We have historically financed our operations through cash from operations, research grants, licensing of technological assets, issuance of common stock and sale of investments in spinoff operations. As of August 31, 2007, we had cash, cash equivalents and investments totaling $19,506,658 as compared to cash, cash equivalents and investments totaling $24,735,200 as of August 31, 2006.

         During the year ended August 31, 2007, we used $5,120,462 of cash in operating activities, primarily as a result of our net loss of $3,348,195, decrease in income tax payable of $1,500,000, and increase in income tax receivable of $1,752,492, offset by a decrease in receivables of $894,376. By comparison, net cash used in operating activities was $6,883,132 during the year ended August 31, 2006.

         Net cash provided by investing activities for the year ended August 31, 2007 was $3,128,201, resulting from the sale of investments of $2,992,590 and additional proceeds from the sale of our investment in TherMatrx of $202,223, partially offset by the purchase of property and equipment of $66,612. For the year ended August 31, 2006, net cash provided by investing activities was 7,729,216, resulting from proceeds from the sale of our investment in TherMatrx of $18,016,272, partially offset by the purchase of investments of $10,073,884 and the purchase of property and equipment of $213,172.

         Net cash provided by financing activities consisted of proceeds from the sale of common stock through the exercise of stock options of $229,707 in fiscal 2007 and $424,336 in fiscal 2006.

         We expect to incur additional expenses related to the commercial introduction of our systems, due to additional participation at trade shows, expenditures on publicity, additional travel, increased sales salaries and commissions and other related expenses. In addition, we anticipate that we will incur increased expenses related to seeking governmental and regulatory approvals for our products and continued expenses related to corporate governance and compliance with the Sarbanes-Oxley Act of 2002, during fiscal 2008.

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

         As of August 31, 2007, we have no significant commitments for the purchase of property and equipment.

         The Company has no off balance sheet arrangements as of August 31, 2007.

         We believe that our current cash and cash equivalents, investments, and expected cash provided from operating activities will be sufficient to fund our operations for the next twelve months.

Recent Accounting Pronouncements
--------------------------------

         In July 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact this Interpretation will have on its financial statements. This Interpretation will be effective in the Company's financial statements for the fiscal year beginning September 1, 2007.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In September 2006, the FASB issued SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company anticipates adopting SFAS No. 158 on September 1, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial statements.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

         On December 21, 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. To the extent that the Company enters into financing arrangements in the future that include registration payment arrangements, the future application of this FSP may have a material effect on its financial condition and results of operations.

         In June 2006, the FASB ratified EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, the Company disclose its policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. The Company presents revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on the Company's financial position and results of operations.

         EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007. The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company's fiscal year beginning September 1, 2008) and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement. The Company currently is not a party to research and development arrangements that include nonrefundable advance payments. To the extent that the Company enters into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on its financial condition and results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments. The Company does not utilize derivative instruments to offset the exposure to interest rate changes. Significant changes in interest rates may have a material impact on the Company's investment income, but not on the Company's consolidated results of operations.

         The Company does have significant sales to foreign customers and is therefore subject to the effects of changes in foreign currency exchange rates may have on demand for its products and services. The Company does not utilize derivative instruments to offset the exposure to changes in foreign currency exchange rates. To minimize foreign exchange risk, the Company's export sales are transacted in United States dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The Financial Statements of the Company called for by this item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1.

         The following table presents selected unaudited quarterly financial data for each of the four quarters in our fiscal years 2007 and 2006. The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends.


                                      2007                                           2006
                  --------------------------------------------   --------------------------------------------------
                       Q1         Q2         Q3          Q4          Q1           Q2          Q3          Q4
                       --         --         --          --          --           --          --          --

Total revenues     $ 664,655  $ 660,657  $ 953,176   $ 555,898   $ 521,167    $ 439,376   $ 712,771   $ 1,225,088

Net income loss     (861,671)  (712,785)  (634,638) (1,139,101)  3,136,242    3,181,679   2,987,623       (56,048)

Income (loss) per
   common share
    - diluted
                      $(0.04)    $(0.03)    $(0.03)     $(0.06)    $  0.14      $  0.14     $  0.14      $  (0.00)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

         None.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

Disclosure Controls and Procedures

         The Company intends to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

         Management, under the supervision and with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of August 31, 2007. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2007.

         Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company's Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer), which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management's evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer).

         Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Tanner LC, an independent registered public accounting firm, as stated in their report which is included herein.

Management's Report on Internal Control Over Financial Reporting

         Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. Management's intent is to design this system to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

         The Company's internal control over financial reporting includes those policies and procedures that:

         1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

         3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

         A material weakness is a significant deficiency, or combination of significant deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2007, utilizing the criteria described in the "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of such date. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2007, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

         There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

         Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  OTHER INFORMATION
---------------------------

         None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

         Information required by this item is incorporated by reference from the information in the Company's definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         Information required by this item is incorporated by reference from the information in the Company's definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         Information required by this item is incorporated by reference from the information in the Company's definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
---------------------------------------------------------------------
INDEPENDENCE
------------

         The information required by this item is incorporated by reference from the information in the Company's definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         Information required by this item is incorporated by reference from the information in the Company's definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

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

      21.1 Subsidiary List. Incorporated by reference to Exhibit 21.1 of the BSD Medical Corporation Annual Report on Form 10-KSB filed December 1, 2003.

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


                                    BSD MEDICAL CORPORATION

Date:  November 14, 2007            By:   /s/ Hyrum A. Mead
                                    ------------------------------------------
                                    Hyrum A. Mead
                                    President and Member of the Board of
                                    Directors
                                    (principal executive officer)

Date:  November 14, 2007            By:   /s/ Dennis P. Gauger
                                    ------------------------------------------
                                    Dennis P. Gauger
                                    Chief Financial Officer (principal financial
                                    and accounting officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 14, 2007            By:   /s/ Paul F. Turner
                                    ------------------------------------------
                                    Paul F. Turner
                                    Chairman of the Board, Senior Vice President
                                    and Chief Technology Officer

Date:  November 14, 2007            By:   /s/ Hyrum A. Mead
                                    ------------------------------------------
                                    Hyrum A. Mead
                                    President and Member of the Board of
                                    Directors (principal executive officer)

Date:  November 14, 2007            By:   /s/ Gerhard W. Sennewald
                                    ------------------------------------------
                                    Dr. Gerhard W. Sennewald
                                    Member of the Board of Directors

Date:  November 14, 2007            By:   /s/ Steven G. Stewart
                                    ------------------------------------------
                                    Steven G. Stewart
                                    Member of the Board of Directors

Date:  November 14, 2007            By:   /s/ Michael Nobel
                                    ------------------------------------------
                                    Dr. Michael Nobel
                                    Member of the Board of Directors

Date:  November 14, 2007            By:   /s/ Douglas P. Boyd
                                    ------------------------------------------
                                    Dr. Douglas P. Boyd
                                    Member of the Board of Directors

                             BSD MEDICAL CORPORATION
                          Index to Financial Statements


           Report of Independent Registered Public Accounting
           Firm on Internal Control Over Financial Reporting                F-2

           Report of Independent Registered Public Accounting
           Firm                                                             F-4

           Balance Sheets                                                   F-5

           Statements of Operations                                         F-6

           Statements of Stockholders' Equity                               F-7

           Statements of Cash Flows                                         F-8

           Notes to Financial Statements                                    F-9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING



The Board of Directors and Stockholders
BSD Medical Corporation

We have audited the internal control of BSD Medical Corporation (the Company) over financial reporting as of August 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of August 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2007, and our report dated November 13, 2007 expressed an unqualified opinion thereon.


/s/ Tanner LC

Salt Lake City, Utah
November 13, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of BSD Medical Corporation



We have audited the accompanying balance sheets of BSD Medical Corporation as of August 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BSD Medical Corporation's internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2007 expressed an unqualified opinion thereon.


/s/ TANNER LC

Salt Lake City, Utah
November 13, 2007

                             BSD MEDICAL CORPORATION
                                 Balance Sheets


                                                         August 31,
ASSETS                                               2007              2006
                                                --------------   ---------------

Current assets:
   Cash and cash equivalents                    $      416,540   $    2,179,094
   Investments                                      19,090,118       22,556,106
   Accounts receivable, net of allowance
     for doubtful accounts of $20,000                  203,267        1,186,800
   Related party trade accounts receivable             488,200          261,543
   Income tax receivable                             1,759,995                -
   Inventories, net                                  1,510,067        1,366,264
   Deferred tax asset                                  387,000          176,000
   Other current assets                                127,003          120,277
                                                --------------   ---------------
   Total current assets                             23,982,190       27,846,084

Property and equipment, net                            271,077          303,034
Patent, net                                             19,373           21,250
Deferred tax asset                                      69,000            2,000
Note receivable                                              -          137,500
                                                --------------   ---------------

                                                $   24,341,640   $   28,309,868
                                                ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $      235,676   $      365,396
   Accrued liabilities                                 633,090          445,113
   Customer deposits                                   214,638          100,000
   Income taxes payable                                      -        1,539,946
   Deferred revenue - current portion                   26,115           17,912
                                                --------------   ---------------
   Total current liabilities                         1,109,519        2,468,367

Deferred revenue - net of current portion               48,333          217,500
                                                --------------   ---------------

   Total liabilities                                 1,157,852        2,685,867
                                                --------------   ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value;
     10,000,000 shares authorized,
     no shares issued and outstanding                        -                -
   Common stock; $.001 par value,
     40,000,000 shares authorized,
     21,297,446 and 21,023,668 shares
     issued                                             21,298           21,024
   Additional paid-in capital                       26,373,637       25,452,231
   Deferred compensation                                     -         (247,700)
   Treasury stock, 24,331 shares at cost                  (234)            (234)
   Other comprehensive loss                           (360,760)         (99,362)
   Retained earnings (deficit)                      (2,850,153)         498,042
                                                --------------   ---------------
   Total stockholders' equity                       23,183,788       25,624,001
                                                --------------   ---------------

                                                $   24,341,640   $   28,309,868
                                                ==============   ===============


                 See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION
                            Statements of Operations



                                            Years Ended August 31,
                                     2007            2006             2005
                                -------------   --------------   ---------------
Revenues:
  Sales                         $   1,449,054   $    2,209,316   $    1,033,632
  Sales to related parties          1,385,332         689,086           987,472
                                -------------   --------------   ---------------

   Total revenues                   2,834,386        2,898,402        2,021,104
                                -------------   --------------   ---------------

Operating costs and expenses:
  Cost of sales                       766,040        1,399,426          675,130
  Cost of related party sales         815,522          317,214          644,980
  Research and development          1,875,147        1,251,956          859,614
  Selling, general and
    administrative                  5,762,217        5,028,957        2,135,076
                                -------------   --------------   ---------------

   Total operating costs
   and expenses                     9,218,926        7,997,553        4,314,800
                                -------------   --------------   ---------------

Loss from operations               (6,384,540)      (5,099,151)      (2,293,696)
                                -------------   --------------   ---------------

Other income (expense):
  Gain on sale of equity
    interest                          202,223       18,016,272        6,551,087
  Interest income                   1,133,125        1,301,341          362,462
  Other                              (164,003)         240,034            4,839
                                -------------   --------------   ---------------

   Total other income
   (expense)                        1,171,345       19,557,647        6,918,388
                                -------------   --------------   ---------------

Income (loss) before income
  taxes                            (5,213,195)      14,458,496        4,624,692

Income tax (provision) benefit      1,865,000       (5,209,000)      (1,303,000)
                                -------------   --------------   ---------------

Net income (loss)               $  (3,348,195)  $    9,249,496   $    3,321,692
                                =============   ==============   ===============


Income (loss) per common share:
  Basic                         $       (0.16)  $         0.45   $         0.16
                                =============   ==============   ===============
  Diluted                       $       (0.16)  $         0.42   $         0.15
                                =============   ==============   ===============

Weighted average number of
 shares outstanding:
  Basic                            21,125,000       20,766,000       20,198,000
  Diluted                          21,125,000       22,174,000       21,453,000


                 See accompanying notes to financial statements

                                                       BSD MEDICAL CORPORATION
                                                 Statements of Stockholders' Equity
                                             Years Ended August 31, 2007, 2006 and 2005



                                                                                               Other
                                                                                              Compre-
                                  Common Stock      Additional    Deferred  Treasury Stock    hensive     Retained
                               -------------------   Paid-in      Compen-   --------------    Income      Earnings
                                 Shares    Amount     Capital      sation   Shares  Amount    (Loss)      (Deficit)       Total
                               ---------- -------- ------------  ---------- ------- ------  ----------  -------------  ------------
Balance, September 1, 2004     19,945,982 $ 19,946 $ 23,201,020  $  (27,808) 24,331 $ (234) $        -  $ (12,073,146) $ 11,119,778
Common stock issued for:
   Cash                           391,188      391       74,914           -       -      -           -              -        75,305
   Services                        27,900       28       44,972           -       -      -           -              -        45,000
Stock options issued for                -        -       96,500           -       -      -           -              -        96,500
services
Income tax benefit from
   exercise of stock options            -        -      272,945           -       -      -           -              -       272,945
Amortization of deferred
   compensation                         -        -            -       9,508       -      -           -              -         9,508
Increase in other
  comprehensive income                  -        -            -           -       -      -      36,939              -        36,939
Deferred compensation                   -        -       15,750     (15,750)      -      -           -              -             -
Net income                              -        -            -           -       -      -           -      3,321,692     3,321,692
                               ---------- -------- ------------  ---------- ------- ------  ----------  -------------  ------------
Balance, August 31, 2005       20,365,070   20,365   23,706,101     (34,050) 24,331   (234)     36,939     (8,751,454)   14,977,667
Common stock issued for:
   Cash                           644,991      645      423,691           -       -      -           -              -       424,336
   Services                        13,607       14       48,457           -       -      -           -              -        48,471
Income tax benefit from
   exercise of stock options            -        -      972,282           -       -      -           -              -       972,282
Amortization of deferred
   compensation                         -        -            -      88,050       -      -           -              -        88,050
Decrease in other
  comprehensive income                  -        -            -           -       -      -    (136,301)             -      (136,301)
Deferred compensation                   -        -      301,700    (301,700)      -      -           -              -             -
Net income                              -        -            -           -       -      -           -      9,249,496     9,249,496
                               ---------- -------- ------------  ---------- ------- ------  ----------  -------------  ------------
Balance, August 31, 2006       21,023,668   21,024   25,452,231    (247,700) 24,331   (234)    (99,362)       498,042    25,624,001
Close out deferred
  compensation                          -        -     (247,700)    247,700       -      -           -              -             -
Common stock issued for:
   Cash                           195,933      196      229,511           -       -      -           -              -       229,707
   Services                        10,288       10       59,990           -       -      -           -              -        60,000
   Cashless option exercises       67,557       68          (68)          -       -      -           -              -             -
Stock-based compensation                -        -      832,224           -       -      -           -              -       832,224
Income tax benefit from
  exercise of stock options             -        -       47,449           -       -      -           -              -        47,449
Increase in other
  comprehensive loss, net of
  income tax                            -        -            -           -       -      -    (261,398)             -      (261,398)
benefit
Net loss                                -        -            -           -       -      -           -     (3,348,195)   (3,348,195)
                               ---------- -------- ------------  ---------- ------- ------  ----------  -------------  ------------
Balance, August 31, 2007       21,297,446 $ 21,298 $ 26,373,637  $        -  24,331 $ (234) $ (360,760) $  (2,850,153) $ 23,183,788
                               ========== ======== ============  ========== ======= ======  ==========  =============  ============

                                           See accompanying notes to financial statements

                                                                F-7

                             BSD MEDICAL CORPORATION
                            Statements of Cash Flows

                                           Years Ended August 31,
                                    2007             2006             2005
                                -------------   --------------   ---------------
Cash flows from operating
 activities:
  Net income (loss)             $  (3,348,195)  $    9,249,496   $    3,321,692
  Adjustments to reconcile
   net income (loss) to net
   cash used in operating
   activities:
     Provision for doubtful
       accounts                             -          (22,500)          42,500
     Depreciation and
       amortization                    97,849           86,860           76,991
     Gain on sale of equity
       interest                      (202,223)     (18,016,272)      (6,551,087)
     Loss (gain) on disposition
       of property                      2,597               -            (1,050)
     Amortization of deferred
       compensation                         -           88,050            9,508
     Stock issued for services         60,000           48,471          141,500
     Stock-based compensation         832,224               -                 -
     Decrease (increase) in:
       Receivables                    894,376         (922,163)        (286,876)
       Note receivable                      -         (137,500)               -
       Income tax receivable       (1,752,492)              -                 -
       Inventories                   (143,803)        (231,911)        (393,937)
       Deferred tax asset             (66,000)         (74,000)         725,000
       Other current assets            (6,726)          12,464          (81,675)
     Increase (decrease) in:
       Accounts payable              (129,720)         252,583           13,682
       Accrued liabilities            187,977          296,737         (175,539)
       Customer deposits              114,638               -                 -
       Income taxes payable        (1,500,000)       2,271,469          513,704
       Deferred revenue              (160,964)         228,084          (39,895)
       Deferred tax liability               -          (13,000)         (38,000)
                                -------------   --------------   ---------------

   Net cash used in operating
   activities                      (5,120,462)      (6,883,132)      (2,723,482)
                                -------------   --------------   ---------------

Cash flows from investing
 activities:
   Proceeds from sale equity
     interest                         202,223       18,016,272        6,551,087
   Sale (purchase) of
     investments                    2,992,590      (10,073,884)     (12,581,584)
   Purchase of property and
     equipment                        (66,612)        (213,172)        (110,856)
   Proceeds from sale of
     property and equipment                 -                -            1,050
                                -------------   --------------   ---------------

   Net cash provided by (used
   in) investing activities         3,128,201        7,729,216       (6,140,303)
                                -------------   --------------   ---------------

Cash flows from financing
 activities:
   Proceeds from the sale of
     common stock                     229,707          424,336           75,305
                                -------------   --------------   ---------------

Net increase (decrease) in
  cash and cash equivalents        (1,762,554)       1,270,420       (8,788,480)
Cash and cash equivalents,
  beginning of year                 2,179,094          908,674        9,697,154
                                -------------   --------------   ---------------

Cash and cash equivalents,
  end of year                   $     416,540   $    2,179,094   $      908,674
                                =============   ==============   ===============


                 See accompanying notes to financial statements

                             BSD MEDICAL CORPORATION
                          Notes to Financial Statements


Note 1:  Organization and Significant Accounting Policies

         Organization - BSD Medical Corporation (the Company) was incorporated in the State of Delaware on July 3, 1986. The Company develops, produces, markets, and services systems used for the treatment of cancer and other diseases. These systems are sold worldwide. The Company's operations are considered to comprise one business segment.

         Cash and Cash Equivalents - Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

         Investments - Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments. Management classified these investments at August 31, 2007 and 2006 as available-for sale. The short-term investments are recorded at fair value, with net unrealized gains and losses reported as other comprehensive income in the statements of stockholders' equity, net of income taxes. Realized gains and losses are included in the statements of income.

         Trade Accounts Receivable - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management estimates an allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Interest is not charged on trade receivables that are outstanding beyond their due date.

         Inventories - Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. The provision was $40,000 at August 31, 2007 and 2006.

         Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives of the assets.

         Equipment                                                 2 - 5 years
         Furniture and fixtures                                        5 years
         Leasehold improvements                                       10 years

         Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of property and equipment are reflected in operations.

         Maintenance and repairs are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

         Patents - Patents are carried at cost and are being amortized over 17 years.

         Warranty Reserve - The Company provides limited warranties to its customers for products sold. Estimated future warranty obligations are accrued each period. As of August 31, 2007 and 2006, the accrued warranty reserve was $30,614 and $31,000, respectively. During the fiscal years ended August 31, 2007, 2006, and 2005, total warranty expense was $38,519, $24,763 and $21,662, respectively.

         Income Taxes - The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Income Per Common Share - The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. Options and warrants to purchase 1,795,853, 1,809,051 and 2,122,934 shares of common stock at prices ranging from $0.37 to $5.76, $0.37 to $5.76, and $0.10 to $2.54 per share were outstanding at August 31, 2007, 2006 and 2005, respectively.

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                                   Years Ended August 31,
                                               2007         2006        2005
                                            ------------------------------------
    Weighted average number of
      shares outstanding - basic            21,125,000   20,766,000  20,198,000
    Dilutive effect of stock options                 -    1,408,000   1,255,000
                                            ----------   ----------  ----------
    Weighted average number of
      shares outstanding,
      assuming dilution                     21,125,000   22,174,000  21,453,000
                                            ==========   ==========  ==========

         Stock-Based Compensation - Effective September 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payments, using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis of $832,224 for the year ended August 31, 2007 for: (a) the vesting of options granted prior to September 1, 2006 (based on the grant-date fair value estimated using the Black-Scholes option-pricing model and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to August 31, 2006 (based on the grant-date fair value estimated using the Black-Scholes option pricing model). In accordance with the modified prospective application method, results for the years ended August 31, 2006 and 2005 have not been restated.

         Prior to the fiscal year ended August 31, 2007, the Company accounted for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation costs are recognized in the financial statements for the years ended August 31, 2006 and 2005 for options granted with an exercise price less than the market value of the underlying common stock on the date of grant. During the years ended August 31, 2006 and 2005, the Company recognized $88,050 and $9,508, respectively, related to stock options granted to employees with an exercise price less than the market value of the underlying common stock. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                      Years Ended August 31,
                                                     2006            2005
                                                --------------------------------

     Net income as reported                     $    9,249,496   $    3,321,692

     Add:  Stock-based employee compensation
       expense included in reported net
       income, net of related tax effects               88,050            9,508

     Deduct:  Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of related tax
       effects                                        (749,586)        (504,839)
                                                --------------------------------

     Net income - pro forma                     $    8,587,960   $    2,826,361
                                                ================================

     Earnings per share:
        Basic - as reported                     $         0.45   $         0.16
                                                ================================
        Basic - pro forma                       $         0.41   $         0.14
                                                ================================

        Diluted - as reported                   $         0.42   $         0.15
        Diluted - pro forma                     $         0.39   $         0.13
                                                ================================

         Revenue Recognition - The Company recognizes revenue from the sale of cancer treatment systems, the sale of parts and accessories related to the cancer treatment systems, providing manufacturing services, providing training, and service support contracts. Product sales were $2,520,818, $ 2,706,214 and $1,844,321 for the years ended August 31, 2007, 2006 and 2005, respectively. Service and other revenues were $313,568, $192,188 and $176,783 for the years ended August 31, 2007, 2006 and 2005, respectively.

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

         Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses.

         The Company has cash in the bank and short-term investments that exceed federally insured limits. The Company has not experienced any losses in such accounts.

         Advertising and Promotion - Advertising and promotion costs, which are principally included in sales expenses, are expensed as incurred. Advertising and promotion expense was approximately $331,000, $758,000 and $103,000 for the years ended August 31, 2007, 2006 and 2005, respectively.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income and net unrealized gains and losses from the Company's investments classified as available-for sale, which is reported on the accompanying statements of stockholders' equity as a component of other comprehensive income.

         Reclassifications - Certain amounts in the prior years have been reclassified to conform with the current year presentation.

Note 2:  Detail of Certain Balance Sheet Accounts

         Details of certain balance sheet accounts are as follows:

                                                           August 31,
     Accounts receivable:                            2007             2006
                                                --------------------------------

        Trade receivables - non-related party   $      113,493   $    1,076,006
        Other receivables                                6,638            8,000
        Accrued interest receivable                    103,136          122,794
        Allowance for doubtful accounts                (20,000)         (20,000)
                                                --------------------------------

                                                $      203,267   $    1,186,800
                                                ================================


                                                           August 31,
     Inventories:                                    2007             2006
                                                --------------------------------

        Parts and supplies                      $      835,498   $      711,552
        Work-in-process                                610,846          641,608
        Finished goods                                 103,723           53,104
        Reserve for obsolete
          inventory                                    (40,000)         (40,000)
                                                --------------------------------

                                                $    1,510,067   $    1,366,264
                                                ================================


                                                           August 31,
     Accrued liabilities:                            2007             2006
                                                --------------------------------

        Accrued vacation                        $      260,229   $      192,203
        Accrued taxes payable                           46,842           60,311
        Accrued bonuses                                115,000                -
        Other accrued liabilities                      211,019          192,599
                                                --------------------------------

                                                $      633,090   $      445,113
                                                ================================

Note 3:  Investments

         As of August 31, 2007 and 2006, investments consisted primarily of mutual funds, and were all considered available-for-sale securities. As of August 31, 2007, investments had a cost, determined on a specific identification method, of $19,662,878, fair value of $19,090,118 and unrealized losses of $572,760. As of August 31, 2006, investments had a cost of $22,655,468, fair value of $22,556,106 and unrealized losses of $99,362. No realized gains or losses on investments were recorded in the years ended August 31, 2007, 2006 and 2005.

Note 4:  Property and Equipment

         Property and equipment consists of the following:

                                                           August 31,
                                                     2007             2006
                                                --------------------------------

            Equipment                           $      962,162   $      997,053
            Furniture and fixtures                     298,576          298,597
            Leasehold improvement                       17,420           17,420
                                                --------------------------------

                                                     1,278,158        1,313,070

            Less accumulated depreciation           (1,007,081)      (1,010,036)
                                                --------------------------------

                                                $      271,077   $      303,034
                                                ================================

         Depreciation expense for the years ended August 31, 2007, 2006 and 2005 totaled $95,971 $84,982, and $75,113, respectively.

Note 5:  Patent

         The Company has one patent recorded net of accumulated amortization. The patent is being amortized on a straight-line basis over its estimated useful life with an amortization period of 17 years. Amortization expense was $1,878 for each of the years ended August 31, 2007, 2006, and 2005. For each of the next five years, amortization expense relating to the patent is expected to be $1,878 per year.

Note 6:  Note Receivable

         During the year ended August 31, 2006, the Company entered into a sales agreement with one of its customers with extended payment terms. These terms allowed for $137,500 of the purchase price to be due within two years from the date of the sale. Accordingly, as of August 31, 2006, this amount was recorded as non-current and interest imputed on the amount calculated at market rates. Revenue for this long-term portion of the agreement had been deferred. The Company wrote off the note against deferred revenue during the year ended August 31, 2007.

Note 7:  Operating Lease

         The Company renewed its building lease in November of 2002 for five years, which includes payments of approximately $82,000 per year, adjusted annually for increases in the cost of living based on the Consumer Price Index for Urban Consumers. The Company has an option to purchase the building for $1,000,000 upon 60 days notice for six years beginning December 5, 1997. Thereafter, the purchase price increases by $50,000 each year, and the option expires at the end of the tenth year. See Note 18.

         Future minimum payments are $15,619 for the year ending August 31, 2008.

         Annual rent expense on this operating lease for the years ended August 31, 2007, 2006 and 2005 amounted to $93,032, $89,393, and $86,400, respectively.

Note 8:  Deferred Revenue

         The Company has entered into certain service contracts for which it has received payment in advance. The Company is recognizing these service revenues over the life of the service agreements.

         As of August 31, 2007 and 2006, the Company had $74,448 and $235,412 of deferred revenue, respectively.

Note 9:  Major Customers and Foreign Sales

         The Company had the following customer revenue concentrations:

                                            Years Ended August 31,
                                    2007            2006              2005
                                ------------------------------------------------

         Customer A                 48.88%          23.77%            48.55%
         Customer B                    *            45.48%            29.84%
         Customer C                    *            10.38%               *

         *Sales to customers were less than 10%.

         Export sales were $1,787,363, $2,413,807 and $1,595,050 in fiscal years 2007, 2006 and 2005, respectively.

         During fiscal year 2007, export sales to Switzerland were approximately 44% of total sales. During fiscal year 2006, export sales to China, Switzerland and Poland were approximately 45%, 21% and 10% of total sales, respectively. During fiscal year 2005, export sales to Switzerland and China were approximately 45% and 30% of total sales, respectively.

Note 10:  Income Taxes

         The components of the income tax (provision) benefit are as follows:

                                           Years Ended August 31,
                                    2007             2006              2005
                                ------------------------------------------------

         Current:
            Federal             $   1,653,000   $   (4,606,000)  $     (452,000)
            State                     146,000         (690,000)        (164,000)
                                ------------------------------------------------

                                    1,799,000       (5,296,000)        (616,000)
                                ------------------------------------------------

         Deferred:
            Federal                    66,000           87,000         (687,000)
                                ------------------------------------------------

                                $   1,865,000   $   (5,209,000)  $   (1,303,000)
                                ================================================

         The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:
                                           Years Ended August 31,
                                    2007             2006              2005
                                ------------------------------------------------
   Income tax (provision)
     benefit at federal
    statutory rate              $   1,772,000   $   (5,393,000)  $   (1,711,000)
   Stock-based compensation          (233,000)               -                -
   State income taxes, net
     of federal benefit                96,000                -                -
   Research and development
     credit                           160,000          190,000           76,000
   Change in estimate of use
     of net operating loss
     carryforwards                          -                -          284,000
   Other                               70,000           (6,000)          48,000
                                ------------------------------------------------

                                $   1,865,000   $   (5,209,000)  $   (1,303,000)
                                ================================================

         Deferred tax assets (liabilities) are comprised of the following:

                                                          August 31,
                                                     2007            2006
                                                --------------------------------
         Current Asset:
            Accruals and reserves               $      129,000   $       96,000
            Deferred revenue                            28,000           80,000
            Inventories                                 18,000                -
            Unrealized loss on investments             212,000                -
                                                --------------------------------

                                                $     387,000    $      176,000
                                                ================================
         Long-Term Asset:
            Deferred compensation               $      112,000   $       57,000
            Depreciation and amortization              (43,000)         (55,000)
                                                --------------------------------

                                                $       69,000   $        2,000
                                                ================================

Note 11:  Stock-Based Compensation

         The Company's 1998 Employee Stock Option Plan authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company. The Plan, as amended, provides for the granting of options for an aggregate of 2,677,300 shares. The options vest subject to management's discretion.

         The Company's 1998 Director Stock Plan was amended in February of 2006 to provide an annual retainer of $30,000 to each non-employee director with the exception of the Audit Committee Chairman who is to receive $35,000. The annual compensation plan calls for payment to be made twice a year with each payment consisting of $15,000 in cash and $15,000 in common stock, with the exception of the Audit Committee Chairman who is to receive $20,000 in cash and $15,000 in common stock with the number of shares issued calculated by dividing the unpaid compensation by a daily average of the preceding twenty day closing price of the Company's common stock. The Plan also grants each non-employee outside director 30,000 options each year at an exercise price equal to the fair market value of the common stock at the date the option is granted. The Plan allows for an aggregate of 1,000,000 shares to be granted. The options vest according to a set schedule over a five-year period and expire upon the director's termination, or after ten years from the date of grant.

         Effective September 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the requisite service period for the number of awards that are expected to vest. Prior to September 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, and related Interpretations, as permitted by SFAS No. 123.

         The Company's financial statements as of August 31, 2007 and for the year ended August 31, 2007 reflect the impact of the implementation of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires that compensation expense be recognized during the year ended August 31, 2007 equal to: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior years have not been restated.

         The adoption of SFAS 123(R) had a significant impact on the Company's results of operations. The Company's statement of operations for the year ended August 31, 2007 includes stock-based compensation expense from stock options in selling, general and administrative expenses of $832,224.

         During the year ended August 31, 2007, the Company granted 120,000 options to its directors, with one fifth vesting each year for the next five years and 155,000 options to its employees with one third vesting each year for the next three years. These grants account for $82,638 of the stock-based compensation expense for the year ended August 31, 2007.

         Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.58 years is approximately $1,544,000 at August 31, 2007.

         The weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions are shown below:


                                            Years Ended August 31,
                                     2007            2006             2005
                                ------------------------------------------------

    Expected volatility             65.16%           74.41%           79.38%
    Expected forfeiture rate          0%               0%               0%
    Expected dividends                0%               0%               0%
    Expected term                  5.7 Years       4.89 Years       10.0 Years
    Risk-free interest rate          4.67%           4.33%             4.46%

         The expected volatility rate was estimated based on the four-year historical volatility of the Company's common stock. The expected term was estimated based on historical experience of stock option exercise. The risk-free interest rate is the rate provided by the U.S. Treasury for Daily Treasury Yield Curve Rates commonly referred to as "Constant Maturity Treasury" rate in effect at the time of grant with a remaining term equal to the expected option term.

         A summary of the time-based stock option awards as of August 31, 2007, and changes during the year then ended, is as follows:

                                                          Weighted-
                                                          Average
                                            Weighted-     Remaining
                                             Average      Contract    Aggregate
                                            Exercise       Term       Intrinsic
Stock Option Awards              Shares       Price       (Years)       Value

Outstanding at August 31, 2006  1,809,051  $     1.72
Granted                           275,000        4.97
Exercised                        (278,198)       1.09
Forfeited or expired              (10,000)       1.20
                                ---------------------
Outstanding at August 31, 2007  1,795,853  $     2.31        6.74
                                ================================================

Exercisable at August 31, 2007  1,343,591  $    1.46         5.94    $ 8,748,864
                                ================================================

         The weighted-average grant-date fair value of stock options granted during the year ended August 31, 2007 was $3.08.

         Upon adoption of SFAS No. 123 (R) effective September 1, 2006, the Company reclassified the balance of deferred compensation of $247,700 to additional paid-in capital.

Note 12:  Related Party Transactions

         During the years ended August 31, 2007, 2006, and 2005, the Company had sales of $1,385,332, $689,086 and $987,472, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent 49%, 24% and 49% of total sales for each respective year.

         At August 31, 2007 and 2006, receivables include $488,200 and $261,543, respectively, from this entity.

Note 13:  Supplemental Cash Flow Information

         Actual amounts paid for interest and income taxes are as follows:


                                            Years Ended August 31,
                                     2007            2006             2005
                                ------------------------------------------------

    Interest expense            $           -   $            -   $            -
                                ================================================

    Income taxes                $   1,798,676   $    2,576,605   $      351,354
                                ================================================

         During the year ended August 31, 2007, the Company

         o Recorded an increase in additional paid in capital of $47,449 and corresponding decrease to income taxes payable related to the tax benefit from the exercise of stock options.

         o Increased other comprehensive loss by $261,398, decreased investments by $473,398 and increased short-term deferred tax asset by $212,000.

         o Transferred deferred compensation of $247,700 to additional paid-in capital.

         o Decreased income taxes payable and decreased income tax receivable by $39,946.

         o Increased common stock and decreased additional paid-in capital by $68.

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

Note 14:  Commitments and Contingencies

         The Company has an employment agreement with the President of the Company. The agreement provides that the President's salary will be based upon a reasonable mutual agreement. The agreement provides that if the President is involuntarily terminated, he will receive severance compensation for a period of six months, including an extension of all benefits and perquisites. The severance amount shall include six months of salary at the highest rate paid to the President prior to termination and an additional amount equal to all bonuses received by the President during the 12-month period preceding termination. The agreement also requires the Company to vest any options granted to the President for the purchase of the Company's common stock, allowing a 90-day period for him to exercise those options. The President's agreement includes a non-competition covenant prohibiting him from competing with the Company for one year following his termination.

         The Company also has an employment agreement with the Chairman of the Board, Senior Vice President and Chief Technical Officer. The agreement provides that the Chairman's salary will be based upon a reasonable mutual agreement. The agreement also provides that if the Chairman's employment is involuntarily terminated, he will receive severance pay for a one-year period, which pay includes an extension of all of his rights, privileges and benefits as an employee. The one-year severance pay shall be equal to the Chairman's regular salary for the 12-month period immediately prior to the termination. The agreement also requires the Company to pay Mr. Turner for any accrued, unused vacation and bonuses at the time of termination. The Chairman's agreement includes a non-competition covenant prohibiting him from competing with the Company for one year following his termination. The Company may continue the non-competition period for up to four additional years by notifying the Chairman in writing and by continuing the severance payments for the additional years during which the non-competition period is extended.

         The Company has an exclusive worldwide license for a unique temperature probe. The license has no determinable life. The Company pays royalties based upon its sales of this probe. Accrued royalties were $1,120 and $3,500 as of August 31, 2007 and 2006, respectively. Royalty expense amounted to $5,445, $6,180 and $4,710 for the years ended August 31, 2007, 2006 and 2005, respectively.

Note 15:  Fair Value of Financial Instruments

         None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at August 31, 2007 and 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Note 16:  Sale of Equity Interest

         The Company held an equity interest in TherMatrx, Inc. ("TherMatrx") until July 15, 2004. On July 15, 2004, TherMatrx was sold to American Medical Systems Holdings, Inc. (AMS). The Company's part of the total proceeds from this sale was approximately 25%. A portion of the payout from the sale was based on contingency payments. By the close fiscal year 2006, the Company had received a total payout, including contingency payments, of approximately $33.5 million.

         In April 2007, the Company received an additional $202,223 in proceeds from the sale of TherMatrx.

Note 17:  Recent Accounting Pronouncements

         In July 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact this Interpretation will have on its financial statements. This Interpretation will be effective in the Company's financial statements for the fiscal year beginning September 1, 2007.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In September 2006, the FASB issued SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company adopted SFAS No. 158 on September 1, 2007, with no material impact on the financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial statements.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

         On December 21, 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. To the extent that the Company enters into financing arrangements in the future that include registration payment arrangements, the future application of this FSP may have a material effect on its financial condition and results of operations.

         In June 2006, the FASB ratified EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, the Company disclose its policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. The Company presents revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on the Company's financial position and results of operations.

         EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007. The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company's fiscal year beginning September 1, 2008) and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement. The Company currently is not a party to research and development arrangements that include nonrefundable advance payments. To the extent that the Company enters into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on its financial condition and results of operations.

Note 18:  Subsequent Events

         When the lease on the Company's office, production and research facilities (Note 7) expired in November of 2007, the Company exercised its option to purchase the building for a purchase price of $1,200,000.

--------------------------------------------------------------------------------