Form 10-Q
period 2007-11-30
BSD MEDICAL CORP
filed 2008-01-09
CIK 320174

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------


                                    FORM 10-Q


(Mark One)

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 2007

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to __________

                          Commission File No. 001-32526

                        --------------------------------



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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer |_| Accelerated Filer |X| Non-accelerated Filer |_|

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         As of January 9, 2008, there were 21,288,333 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

                             BSD MEDICAL CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED NOVEMBER 30, 2007


                         PART I - Financial Information

      Item 1.  Financial Statements

               Condensed Balance Sheets........................................3
               Condensed Statements of Operations..............................4
               Condensed Statements of Cash Flows..............................5
               Notes to Condensed Financial Statements.........................6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................13

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk...........................................................19

      Item 4.  Controls and Procedures........................................20


                           PART II - Other Information

      Item 1A.  Risk Factors..................................................20

      Item 6.  Exhibits.......................................................21

      Signatures..............................................................22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             BSD MEDICAL CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)


                                                  November 30,      August 31,
              ASSETS                                   2007             2007
                                               --------------------------------
Current assets:
   Cash and cash equivalents                   $      731,513    $      416,540
   Investments                                     15,860,611        19,090,118
   Accounts receivable, net of allowance
     for doubtful accounts of $20,000                 491,130           203,267
   Related party trade accounts
     receivable                                     1,036,247           488,200
   Income tax receivable                            2,162,022         1,759,995
   Inventories, net                                 1,602,503         1,510,067
   Deferred tax asset                                       -           387,000
   Other current assets                               119,776           127,003
                                               --------------------------------
   Total current assets                            22,003,802        23,982,190

Property and equipment, net                         1,451,066           271,077
Patents, net                                           39,870            19,373
Deferred tax asset                                          -            69,000
                                               -------------------------------

                                               $   23,494,738    $   24,341,640
                                               ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $      269,305    $      235,676
   Accrued liabilities                                560,732           633,090
   Customer deposits                                   83,065           214,638
   Deferred revenue - current portion                  23,392            26,115
                                               --------------------------------
   Total current liabilities                          936,494         1,109,519

Deferred revenue - net of current
  portion                                              43,334            48,333
                                               --------------------------------

   Total liabilities                                  979,828         1,157,852
                                               --------------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value;
      10,000,000 shares authorized, no
      shares issued and outstanding                         -                 -
   Common stock; $.001 par value,
      40,000,000 shares authorized,
      21,312,664 and 21,297,446 shares
      issued                                           21,313            21,298
   Additional paid-in capital                      26,689,279        26,373,637
   Treasury stock, 24,331 shares at cost                 (234)             (234)
   Other comprehensive loss                          (729,360)         (360,760)
   Accumulated deficit                             (3,466,088)       (2,850,153)
                                               --------------------------------
   Total stockholders' equity                      22,514,910        23,183,788
                                               --------------------------------

                                               $   23,494,738    $   24,341,640
                                               ================================

            See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                         November 30,
                                                    2007               2006
                                               --------------------------------
Revenues:
   Sales                                       $      479,703    $      648,611
   Sales to related parties                           908,025            16,044
                                               --------------------------------

   Total revenues                                   1,387,728           664,655
                                               --------------------------------

Operating costs and expenses:
   Cost of sales                                      162,981           436,625
   Cost of related party sales                        277,874            12,630
   Research and development                           337,353           332,079
   Selling, general and administrative              1,393,947         1,556,441
                                               --------------------------------

   Total operating costs and expenses               2,172,155         2,337,775
                                               --------------------------------

Loss from operations                                 (784,427)       (1,673,120)
                                               --------------------------------

Other income (expense):
   Interest income                                    189,348           370,213
   Other expense                                      (63,856)          (27,732)
                                               --------------------------------

   Total other income (expense)                       125,492           342,481
                                               --------------------------------

Loss before income taxes                             (658,935)       (1,330,639)

Income tax benefit                                     43,000           468,968
                                               --------------------------------

Net loss                                             (615,935)         (861,671)

Other comprehensive income (loss) -
   unrealized gain (loss) on investments,
   net of income tax                                 (368,600)           30,869
                                               --------------------------------

Net comprehensive loss                         $     (984,535)   $     (830,802)
                                               ================================

Loss per common share:
   Basic                                       $        (0.03)   $        (0.04)
                                               ================================
   Diluted                                     $        (0.03)   $        (0.04)
                                               ================================

Weighted average number of shares outstanding:
   Basic                                           21,311,000        21,036,000
   Diluted                                         21,311,000        21,036,000

            See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                         November 30,
                                                    2007               2006
                                               --------------------------------
Cash flows from operating activities:
   Net loss                                    $     (615,935)   $     (861,671)
   Adjustments to reconcile net loss
    to net cash used
      in operating activities:
      Depreciation and amortization                    26,373            21,116
      Stock-based compensation                        158,630           234,210
      Stock issued for services                        30,000                -
      Provision for doubtful accounts                       -            83,700
      Decrease (increase) in:
         Receivables                                 (835,910)           51,074
         Income tax receivable                       (211,000)         (367,967)
         Inventories                                  (92,436)         (107,983)
         Deferred tax assets                          168,000          (101,000)
         Other current assets                           7,227             7,968
      Increase (decrease) in:
         Accounts payable                              33,629           124,860
         Accrued liabilities                          (72,358)         (121,131)
         Customer deposits                           (131,573)                -
         Deferred revenue                              (7,722)          (11,286)
         Income taxes payable                               -        (1,500,000)
                                               --------------------------------

   Net cash used in operating activities           (1,543,075)       (2,548,110)
                                               --------------------------------

Cash flows from investing activities:
   Sale of investments                              3,072,907         1,666,755
   Purchase of property and equipment              (1,205,892)          (23,812)
   Increase in patents                                (20,967)                -
                                               --------------------------------

   Net cash provided by investing activities        1,846,048         1,642,943
                                               --------------------------------

Cash flows from financing activities:
   Proceeds from the sale of common stock              12,000                 -
                                               --------------------------------

Net increase (decrease) in cash and cash
  equivalents                                         314,973          (905,167)
Cash and cash equivalents, beginning of
  period                                              416,540         2,179,094
                                               --------------------------------

Cash and cash equivalents, end of period       $      731,513    $    1,273,927
                                               ================================

            See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1.  Basis of Presentation

         The accompanying unaudited condensed balance sheets of BSD Medical Corporation (the "Company") as of November 30, 2007 and August 31, 2007 and the related unaudited condensed statements of operations and of cash flows for the three months ended November 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2007.

         All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2007 and August 31, 2007 and our results of operations and cash flows for the three months ended November 30, 2007 and 2006 have been included. The results of operations for the three months ended November 30, 2007 may not be indicative of the results for the year ending August 31, 2008.

Note 2.  Recent Accounting Pronouncements

         In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this Interpretation on September 1, 2007, with no material impact on our financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning September 1, 2009. Earlier adoption is prohibited. We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

         In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin ("ARB") 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007). This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning September 1, 2009. Earlier adoption is prohibited. We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or our fiscal year beginning September 1, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. We have not elected early adoption of this statement, and do not expect the adoption of this statement will have a material impact on our financial statements.

         In September 2006, the FASB issued SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. We adopted SFAS No. 158 on September 1, 2007, with no material impact on our financial statements since we currently do not sponsor a defined benefit pension or postretirement plan within the scope of the standard.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In November 2007, the FASB authorized its staff to draft a proposed FASB Staff Position ("Proposed FSP") that would partially defer the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. If the proposed FSP is approved, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year beginning September 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis and on September 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. We do not expect the adoption of SFAS No. 157 will have a material impact on our financial statements.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. We adopted SFAS No. 156 on September 1, 2007, with no material impact on our financial statements.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. We adopted SFAS No. 156 on September 1, 2007, with no material impact on our financial statements.

         On December 21, 2006, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. We adopted this standard on September 1, 2007, with no material impact on our financial statements.

         EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007. The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007, our fiscal year beginning September 1, 2008, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement. The future application of this pronouncement may have a material effect on the Company's financial condition and results of operations. We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.


Note 3.  Net Income (Loss) Per Common Share

         The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. When common stock equivalents are anti-dilutive, they are not included. During the three months ended November 30, 2007 and November 30, 2006, 1,086,918 and 1,174,999 common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect, respectively, because of the Company's net loss.

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:


                                                       Three Months Ended
                                                          November 30,
                                                    2007               2006
                                               --------------------------------

     Weighted average number of shares
       outstanding - basic                         21,311,000        21,036,000
     Dilutive effect of stock options                       -                 -
                                               --------------------------------

     Weighted average number of shares
       outstanding - diluted                       21,311,000        21,036,000
                                               ================================


Note 4.  Inventories

         Inventories consist of the following:

                                                November 30,        August 31,
                                                    2007              2007
                                               --------------------------------

         Parts and supplies                    $      869,778    $      835,498
         Work-in-process                              718,919           610,846
         Finished goods                                53,806           103,723
         Reserve for obsolete inventory               (40,000)          (40,000)
                                               --------------------------------

         Inventories, net                      $    1,602,503    $    1,510,067
                                               ================================


Note 5.  Property and Equipment

         Property and equipment consist of the following:

                                                November 30,        August 31,
                                                    2007              2007
                                               --------------------------------

         Equipment                             $      968,054    $      962,162
         Furniture and fixtures                       298,576           298,576
         Leasehold improvements                        17,420            17,420
         Building                                     956,000                 -
         Land                                         244,000                 -
                                               --------------------------------

                                                    2,484,050         1,278,158
         Less accumulated depreciation             (1,032,984)       (1,007,081)
                                               --------------------------------

         Property and equipment, net           $    1,451,066    $      271,077
                                               ================================

         When the lease on the Company's office, production and research facilities expired in November 2007, the Company exercised its option to purchase the building and land for a total purchase price of $1,200,000.

Note 6.  Related Party Transactions

         During the three months ended November 30, 2007 and November 30, 2006, we had sales of $908,025 and $16,044, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent approximately 65% and 2% of total sales for each respective three-month period.

         At November 30, 2007 and August 31, 2007, receivables included $1,036,247 and $488,200, respectively, from this entity.

Note 7.  Stock-Based Compensation

         We have a stock-based employee plan and a director option plan which are described more fully in Note 11 in our 2007 Annual Report on Form 10-K. As of November 30, 2007, we had approximately 502,000 shares of common stock reserved for future issuance under the stock option plans.

         The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payments. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests. The stock-based compensation expense for the three-month period ended November 30, 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:


         Cost of sales                                           $       21,148
         Research and development                                        25,495
         Selling, general and administrative                            111,987
                                                                 --------------

         Total                                                   $      158,630
                                                                 ==============

         Stock-based compensation expense for the three-month period ended November 30, 2006 of $234,210 has been included in selling, general and administrative expenses.

         During the three months ended November 30, 2007, we granted 120,000 options to our directors, with one fifth vesting each year for the next five years, and 10,000 options to employees, with one third vesting each year for the next three years. This grant accounts for $25,492 of the total stock-based compensation expense for the three months ended November 30, 2007.

         Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.89 years is approximately $1,912,000 at November 30, 2007.

         Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended November 30, 2007 are shown below:



             Expected volatility                                         63.38%
             Expected dividends                                              0%
             Expected term                                           6.25 Years
             Risk-free interest rate                                      4.28%

         The expected volatility rate was estimated based on the historical volatility of our common stock. The expected term was estimated based on historical experience of stock option exercise and forfeiture. The risk-free interest rate is the rate provided by the U.S. Treasury for Daily Treasury Yield Curve Rates commonly referred to as "Constant Maturity Treasury" rate in effect at the time of grant with a remaining term equal to the expected option term.

         A summary of the time-based stock option awards as of November 30, 2007, and changes during the three months then ended, is as follows:


                                                      Weighted-
                                       Weighted-       Average
                                        Average       Remaining      Aggregate
                                       Exercise     Contract Term    Intrinsic
                         Shares         Price          (Years)         Value
                        --------------------------------------------------------

Outstanding at
  August 31, 2007       1,795,853     $     2.31
Granted                   130,000           6.46
Exercised                 (11,000)          1.34
Forfeited or expired            -             -
                        ------------------------

Outstanding at
  November 30, 2007     1,914,853     $     2.60          6.71
                        ========================================================

Exercisable at
  November 30, 2007     1,339,712     $     1.58          5.77      $ 5,253,977
                        ========================================================

         The weighted-average grant-date fair value of stock options granted during the three months ended November 30, 2007 was $4.05.


Note 8.  Supplemental Cash Flow Information

         The Company paid no amounts for interest during the three months ended November 30, 2007 and 2006. The Company paid no amounts for income taxes during the three months ended November 30, 2007, and paid $1,500,000 for income taxes during the three months ended November 30, 2006.

         During the three months ended November 30, 2007, the Company had the following non-cash financing and investing activities:

         o Recorded an increase in additional paid-in capital of $115,027, a decrease in long-term deferred tax asset of $76,000 and an increase in income tax receivable of $191,027 related to the tax benefit from the exercise of stock options.

         o    Increased  other   comprehensive   loss  by  $368,600,   decreased
              investments by $156,600 and decreased short-term deferred tax asset by $212,000.

         o Increased common stock and decreased additional paid-in capital by $1.

         During the three months ended November 30, 2006, the Company had the following non-cash financing and investing activities:

         o Increased other comprehensive income and increased investments by $30,869.

         o    Transferred  deferred   compensation  of  $247,000  to  additional
              paid-in capital.

         o Decreased income taxes payable and decreased income tax receivable by $39,946.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsection entitled "Forward-Looking Statements" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

         While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for much of the technology that created a new medical industry using that therapy. In accordance with our strategic plan, we subsequently sold our interest in TherMatrx, Inc., the company established to commercialize our technology for treating enlarged prostate symptoms, to provide funding that we can utilize for commercializing our systems used in the treatment of cancer and in pursuing other business objectives.

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

         Based on our management team's knowledge of the market, we believe that the fully saturated potential market for these developed cancer therapy systems is in excess of $5 billion. We also project an after-market opportunity based on service agreements that equates to approximately 15% of the purchase price of our systems per year. We believe that the replacement cycle for our systems, based on advances in software, hardware and other components, will average 5-7 years. We estimate our financial model in the higher production environment of established commercial sales could achieve a 60% gross margin on systems and an 80% gross margin on service agreements and disposable applicators used with our MicroThermX 100 system, although there is no assurance that these results will be obtained.

         We have received United States Food and Drug Administration, or FDA, approval to market our commercial version of the BSD-500, and in March 2006, we completed a submission for FDA approval to sell the BSD-2000 in the United States. In August 2007, we successfully concluded a pre-approval and quality system inspection by the FDA. On December 31, 2007, we received a letter from the FDA providing guidance regarding amendments needed to make the BSD-2000 submission approvable. We are currently preparing our FDA submission for the MicroThermX 100 system. We have designed our cancer therapy systems such that together they are capable of providing treatment for most solid tumors located virtually anywhere in the body.

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

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of November 30, 2007 and August 31, 2007 we had a $20,000 balance in this account. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Stock-based Compensation - We account for stock-based compensation in accordance with SFAS No. 123(R), which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. During the three months ended November 30, 2007 and November 30, 2006, we recorded compensation expense of $158,630 and $234,210, respectively, for stock options issued to directors and employees. The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards. As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us.

         Income Taxes - We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our income tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings and our ability to carry-back reversing items within two years to offset income taxes previously paid.

         To the extent that we have the ability to carry-back current period taxable losses within two years to offset income taxes previously paid, we record an income tax receivable and a current income tax benefit.

Results of Operations
---------------------

Three Months Ended November 30, 2007 Compared to the Three Months Ended November 30, 2006

         Revenues. Total revenues for the three months ended November 30, 2007 were $1,387,728, compared to $664,655, for the three months ended November 30, 2006, an increase of $723,073, or approximately 109%. The increase in total revenues was due to an increase in the volume of sales to related parties, as further discussed below. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Related Party Sales. We had $908,025, or approximately 65%, of our revenues in the three months ended November 30, 2007 from sales to related parties as compared to $16,044 or approximately 2%, in the three months ended November 30, 2006. These sales for the three months ended November 30, 2007 were to Medizin-Technik GmbH and consisted of product sales of $879,512, probes of $8,700 and other revenues of $19,813. All of the related party revenues in the three months ended November 30, 2006 were from sales of component parts. Dr. Gerhard Sennewald, one of our stockholders and directors, is also a stockholder, executive officer and director of Medizin-Technik. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Non-Related Party Sales. In the three months ended November 30, 2007, we had $479,703 or approximately 35% of our revenues from sales to unrelated parties, as compared to $648,611, or approximately 98%, for the three months ended November 30, 2006. These sales for the three months ended November 30, 2007 consisted of product sales of $435,000, service contracts of $15,371, probes of $13,847 and other revenues of $15,485. By comparison, non-related party sales for the three months ended November 30, 2006 consisted of product sales of $586,612, consulting services of $31,143, service contracts of $14,110, and probes of $16,746.

         Gross Profit. Gross profit for the three months ended November 30, 2007 was $946,873 or 68% of total product sales as compared to $215,400 or 32%, of total product sales for the three months ended November 30, 2006. As sales volumes increase, we will more fully absorb our fixed overhead costs, thus increasing our gross profit percentage. The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

         Research and Development Expenses. Research and development expenses were $337,353 for the three months ended November 30, 2007, as compared to $332,079, for the three months ended November 30, 2006, an increase of $5,274, or approximately 2%.

         Selling General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,393,947 in the three months ended November 30, 2007, from $1,556,441 for the three months ended November 30, 2006, a decrease of $162,494 or approximately 10%. This decrease was primarily due to a reduction in compensation expense related to the issuance of stock options charged to selling, general and administrative expenses in the current year. We anticipate that our selling, general and administrative expenses will continue at the level reported in the first quarter of the current fiscal year or increase, at least in the short term.

         Interest Income. Interest income decreased to $189,348 for the three months ended November 30, 2007 as compared to $370,213 for the three months ended November 30, 2006, due to lower levels of cash and investments in the current fiscal year and due to a lower rate of return recognized on investments in the current fiscal year.

         Income Tax Benefit. For the three months ended November 30, 2007, we reported an income tax benefit of $43,000, which was comprised of a current income tax benefit of $211,000, partially offset by a deferred income tax provision of $168,000. The current income tax benefit of $211,000 represents an increase to our income tax receivable resulting from our ability to carry-back our taxable loss in the current period to offset income taxes previously paid. The deferred income tax provision of $168,000 resulted primarily from our recording a 100% valuation allowance against our deferred tax assets as of November 30, 2007. In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized. In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry-back reversing items within two years to offset income taxes paid.

         For the three months ended November 30, 2006, we reported an income tax benefit of $468,968, which was comprised of a current income tax benefit of $367,968 and a deferred income tax benefit of $101,000.

         Net Loss. During the three months ended November 30, 2007, we had a net loss of $615,935, after recording an income tax benefit of $43,000, as compared to an after tax net loss of $861,671 in the three months ended November 30, 2006. Our net loss in the first three months of the current fiscal year decreased $245,736 compared to the net loss in the first three months of the prior year, primarily due to the increase in related party sales and the decrease in our total operating costs and expenses in the current year, partially offset by our recording of a deferred income tax provision of $168,000 in the first three months of the current year, as further discussed above.

Liquidity and Capital Resources
-------------------------------

         Since inception through November 30, 2007, we have generated an accumulated deficit of $3,466,088. We have historically financed our operations through cash from operations, research grants, licensing of technological assets, issuance of common stock and the sale of investments in spinoff operations. As of November 30, 2007, we had cash, cash equivalents and investments totaling $16,592,124 as compared to cash, cash equivalents and investments totaling $19,506,658 as of August 31, 2007.

         During the three months ended November 30, 2007, we used $1,543,075 of cash in operating activities, primarily as a result of our net loss of $615,935, increase in receivables of $835,910, increase in income tax receivable of $211,000, increase in inventories of $92,436, and decrease in customer deposits of $131,573, partially offset by a decrease in deferred tax assets of $168,000. By comparison, net cash used in operating activities was $2,548,110 during the three months ended November 30, 2006.

         Net cash provided by investing activities for the three months ended November 30, 2007 was $1,846,048, resulting from the sale of investments of $3,072,907, partially offset by the purchase of property and equipment of $1,205,892 and an increase in patents of $20,967. For the three months ended November 30, 2006, net cash provided by investing activities was $1,642,943, resulting from the sale of investments of $1,666,755, partially offset by the purchase of property and equipment of $23,812.

         Net cash provided by financing activities consisted of proceeds from the sale of common stock through the exercise of stock options of $12,000 in the three months ended November 30, 2007. No cash was provided by or used in financing activities in the three months ended November 30, 2006.

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

         As of November 30, 2007, we have no significant commitments for the purchase of property and equipment.

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

         o our expectation that our selling, general and administrative expenses will continue at the same or increased levels at least in the short term;

         o our belief that we can cover any cash shortfall with cost cutting or available cash; and

         o our belief that our current working capital, investments and cash from operations will be sufficient to finance our operations through working capital and capital resources needs for the next twelve months.

         We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the Item entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended August 31, 2007 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

         The Company does have significant sales to foreign customers and is therefore subject to the effects that changes in foreign currency exchange rates may have on demand for its products and services. The Company does not utilize derivative instruments to offset the exposure to changes in foreign currency exchange rates. To minimize foreign exchange risk, the Company's export sales are transacted in United States dollars.

Item 4.  Controls and Procedures.

         Evaluation of disclosure controls and procedures.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

         Changes in internal controls over financial reporting.

         There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A - "Risk Factors" in our annual report on Form 10-K for the year ended August 31, 2007, which could materially affect our business, financial condition or future results of operations. The information presented below updates these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. The risks discussed in our annual report on Form 10-K, as updated in this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

We have not yet received pre-market approval for our BSD-2000 and MicroThermx 100 systems, which is necessary for us to commercially market these systems in the U.S.

         We have not yet received pre-market approval for our BSD-2000 and MicroThermx 100 systems. Obtaining these pre-market approvals from the FDA is necessary for us to commercially market these systems in the United States. Obtaining approvals is a lengthy and expensive process. On December 31, 2007, we received a letter from the FDA providing guidance regarding amendments needed to make the BSD-2000 submission approvable. We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects substantially. Further, even if we are able to obtain the approvals we seek from the FDA, the approvals granted might include significant limitations on the indicated uses for which the products may be marketed, which restrictions could negatively impact our business.

Item 6.  Exhibits.

         The following exhibits are filed as part of this report:

       Exhibit No.     Description of Exhibit
       --------- ---------------------------------------------------------------

         3.2      Bylaws of BSD Medical Corporation, as amended

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




                                     BSD MEDICAL CORPORATION



Date:    January 9, 2008             /s/ Hyrum A. Mead
                                     -------------------------------------------
                                     Hyrum A. Mead
                                     President (Principal Executive Officer)

Date:    January 9, 2008             /s/ Dennis P. Gauger
                                     -------------------------------------------
                                     Dennis P. Gauger
                                     Chief Financial Officer (Principal
                                     Accounting Officer)

--------------------------------------------------------------------------------