Form 10-Q
period 2008-02-29
BSD MEDICAL CORP
filed 2008-04-09
CIK 320174

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)

         |X|      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended February 29, 2008

         |_|      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ___________ to __________

                          Commission File No. 001-32526

                         ------------------------------


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer |_|               Accelerated filer |X|
         Non-accelerated filer |_|                 Smaller reporting company |_|

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         As of April 9, 2008, there were 21,318,128 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

                             BSD MEDICAL CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 29, 2008


                         PART I - Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets............................................3
         Condensed Statements of Operations..................................4
         Condensed Statements of Cash Flows..................................5
         Notes to Condensed Financial Statements.............................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................13

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................................20

Item 4.  Controls and Procedures............................................21


                     PART II - Other Information

Item 1A.  Risk Factors......................................................21

Item 4.  Results of Votes of Security Holders...............................22

Item 6.  Exhibits...........................................................23

Signatures..................................................................24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             BSD MEDICAL CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)


                                                February 29,       August 31,
                               ASSETS              2008               2007
                                              ----------------------------------
Current assets:
   Cash and cash equivalents                  $       454,318   $       416,540
   Investments                                     15,091,597        19,090,118
   Accounts receivable, net of
      allowance for doubtful
      accounts of $20,000                             277,362           203,267
   Related party trade accounts
      receivable                                      861,983           488,200
   Income tax receivable                            2,430,022         1,759,995
   Inventories, net                                 1,615,719         1,510,067
   Deferred tax asset                                       -           387,000
   Other current assets                                64,483           127,003
                                              ----------------------------------
   Total current assets                            20,795,484        23,982,190

Property and equipment, net                         1,441,279           271,077
Patents, net                                           38,886            19,373
Deferred tax asset                                          -            69,000
                                              ----------------------------------

                                              $    22,275,649   $    24,341,640
                                              ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $       346,286   $       235,676
   Accrued liabilities                                570,485           633,090
   Customer deposits                                   84,750           214,638
   Deferred revenue - current
     portion                                           20,670            26,115
                                              ----------------------------------
   Total current liabilities                        1,022,191         1,109,519

Deferred revenue - net of
     current portion                                   38,334            48,333
                                              ----------------------------------

   Total liabilities                                1,060,525         1,157,852
                                              ----------------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par
      value; 10,000,000 shares
      authorized, no shares
      issued and outstanding                                -                 -
   Common stock; $.001 par
      value, 40,000,000 shares
      authorized, 21,328,561
      and 21,297,446 shares issued                     21,329            21,298
   Additional paid-in capital                      26,895,728        26,373,637
   Treasury stock, 24,331 shares
      at cost                                            (234)             (234)
   Other comprehensive loss                        (1,828,774)         (360,760)
   Accumulated deficit                             (3,872,925)       (2,850,153)
                                              ----------------------------------
   Total stockholders' equity                      21,215,124        23,183,788
                                              ----------------------------------

                                              $    22,275,649   $    24,341,640
                                              ==================================

            See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)



                             Three Months Ended          Six Months Ended
                         February 29,  February 28,  February 29,   February 28,
                             2008         2007          2008           2007
                         ------------  ------------  ------------  -------------
Revenues:
  Sales                  $    640,539  $    178,074  $  1,120,242  $    826,685
  Sales to related
     parties                  835,113       482,583     1,743,138       498,627
                         ------------  ------------  ------------  -------------

   Total revenues           1,475,652       660,657     2,863,380     1,325,312
                         ------------  ------------  ------------  -------------

Operating costs and
  expenses:
   Cost of sales              261,083        95,870       424,064       509,891
   Cost of related
     party sales              330,002       327,447       607,876       362,681
   Research and
     development              433,869       508,778       771,222       840,857
   Selling, general
     and administrative     1,434,118     1,331,259     2,828,065     2,887,700
                         ------------  ------------  ------------  -------------

   Total operating
   costs and expenses       2,459,072     2,263,354     4,631,227     4,601,129
                         ------------  ------------  ------------  -------------

Loss from operations         (983,420)   (1,602,697)   (1,767,847)   (3,275,817)
                         ------------  ------------  ------------  -------------

Other income (expense):
   Interest and
     investment income        355,640       342,457       544,988       712,670
   Other expense              (47,057)      (46,604)     (110,913)      (74,336)
                         ------------  ------------  ------------  -------------

   Total other income
   (expense)                  308,583       295,853       434,075       638,334
                         ------------  ------------  ------------  -------------

Loss before income
  taxes                      (674,837)   (1,306,844)   (1,333,772)   (2,637,483)

Income tax benefit            268,000       594,059       311,000     1,063,027
                         ------------  ------------  ------------  -------------

Net loss                     (406,837)     (712,785)   (1,022,772)   (1,574,456)

Other comprehensive
  income (loss) -
  unrealized gain
  (loss) on
  investments,
  net of income tax        (1,099,414)      120,029    (1,468,014)      150,899
                         ------------  ------------  ------------  -------------

Net comprehensive loss   $ (1,506,251) $   (592,756) $ (2,490,786) $ (1,423,557)
                         ============  ============  ============  =============

Loss per common share:
   Basic                 $      (0.02) $      (0.03) $      (0.05) $      (0.07)
                         ============  ============  ============  =============
   Diluted               $      (0.02) $      (0.03) $      (0.05) $      (0.07)
                         ============  ============  ============  =============

Weighted average
  number of shares
  outstanding:
   Basic                   21,321,000    21,042,000    21,316,000    21,039,000
   Diluted                 21,321,000    21,042,000    21,316,000    21,039,000

            See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                       Six Months Ended
                                                February 29,      February 28,
                                                   2008               2007
                                              ---------------   ----------------
Cash flows from operating activities:
 Net loss                                     $    (1,022,772)  $    (1,574,456)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                     57,954            46,340
     Stock-based compensation                         365,095           438,944
     Stock issued for services                         30,000                 -
     Provision for doubtful accounts                        -            83,700
     Loss on disposition of property and
       equipment                                            -             2,577
     Decrease (increase) in:
       Receivables                                   (447,878)          239,557
       Income tax receivable                         (555,000)       (1,147,645)
       Inventories                                   (105,652)          (12,914)
       Deferred tax assets                            244,000          (191,000)
       Other current assets                            62,520           (13,528)
     Increase (decrease) in:
       Accounts payable                               110,610           (13,659)
       Accrued liabilities                            (62,605)          124,963
       Customer deposits                             (129,888)                -
       Deferred revenue                               (15,444)         (155,529)
       Income taxes payable                                 -        (1,500,000)
                                              ---------------   ----------------

   Net cash used in operating activities           (1,469,060)       (3,672,650)
                                              ---------------   ----------------

Cash flows from investing activities:
 Sale of investments                                2,742,507         2,340,840
 Purchase of property and equipment                (1,226,703)          (48,044)
 Increase in patents                                  (20,966)                -
                                              ---------------   ----------------

   Net cash provided by investing activities        1,494,838         2,292,796
                                              ---------------   ----------------

Cash flows from financing activities:
 Proceeds from the sale of common stock                12,000             5,250
                                              ---------------   ----------------

Net increase (decrease) in cash and cash
  equivalents                                          37,778        (1,374,604)
Cash and cash equivalents, beginning
  of period                                           416,540         2,179,094
                                              ---------------   ----------------

Cash and cash equivalents, end of period      $       454,318   $       804,490
                                              ===============   ================



            See accompanying notes to condensed financial statements

                             BSD MEDICAL CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited condensed balance sheets of BSD Medical Corporation (the "Company") as of February 29, 2008 and August 31, 2007, the related unaudited condensed statements of operations for the three months and six months ended February 29, 2008 and February 28, 2007, and the related unaudited condensed statements of cash flows for the six months ended February 29, 2008 and February 28, 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2007.

         All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of February 29, 2008 and August 31, 2007, our results of operations for the three months and six months ended February 29, 2008 and February 28, 2007, and our cash flows for the six months ended February 29, 2008 and February 28, 2007 have been included. The results of operations for the three months and six months ended February 29, 2008 may not be indicative of the results for the year ending August 31, 2008.

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

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities.
Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our fiscal year beginning September 1, 2009, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year beginning September 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on September 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. We are currently unable to determine the impact on our financial statements of the application of SFAS No. 157 on September 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis. Similarly, we are currently unable to determine the impact on our financial statements of the application of SFAS No. 157 on September 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.

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

Note 3.  Net Income (Loss) Per Common Share

         The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. When common stock equivalents are anti-dilutive, they are not included. During the three months and six months ended February 29, 2008, 994,887 and 1,052,147 common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect, respectively, because of the Company's net loss. Similarly, during the three months and six months ended February 28, 2007, 1,531,960 and 1,247,563 common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect.

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:


                             Three Months Ended          Six Months Ended
                         February 29,  February 28,  February 29,   February 28,
                             2008         2007          2008           2007
                         ------------  ------------  ------------  -------------

Weighted average number
  of shares outstanding
  - basic                  21,321,000    21,042,000    21,316,000    21,039,000
Dilutive effect of
  stock options                     -             -             -             -
                         ------------  ------------  ------------  -------------

Weighted average number
  of shares outstanding
  - diluted                21,321,000    21,042,000    21,316,000     21,039,000
                         ============  ============  ============  =============


Note 4.  Inventories

         Inventories consist of the following:

                                                February 29,       August 31,
                                                    2008              2007
                                              ---------------   ----------------

         Parts and supplies                   $       936,907   $       835,498
         Work-in-process                              665,006           610,846
         Finished goods                                53,806           103,723
         Reserve for obsolete inventory               (40,000)          (40,000)
                                              ---------------   ----------------

         Inventories, net                     $     1,615,719   $     1,510,067
                                              ===============   ================

Note 5.  Property and Equipment

         Property and equipment consist of the following:

                                                February 29,       August 31,
                                                   2008               2007
                                              ---------------   ----------------

         Equipment                            $       988,865   $       962,162
         Furniture and fixtures                       298,576           298,576
         Leasehold improvements                        17,420            17,420
         Building                                     956,000                 -
         Land                                         244,000                 -
                                              ---------------   ----------------

                                                    2,504,861         1,278,158
         Less accumulated depreciation             (1,063,582)       (1,007,081)
                                              ---------------   ----------------

         Property and equipment, net          $     1,441,279   $       271,077
                                              ===============   ================

         When the lease on the Company's office, production and research facilities expired in November 2007, the Company exercised its option to purchase the building and land for a total purchase price of $1,200,000.

Note 6.  Related Party Transactions

         During the three months ended February 29, 2008 and February 28, 2007, we had sales of $835,113 and $482,583, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors. These related party transactions represent approximately 57% and 73% of total sales for each respective three-month period.

         During the six months ended February 29, 2008 and February 28, 2007, we had sales of $1,743,138 and $498,627, respectively, to this entity. These related party transactions represent approximately 61% and 38% of total sales for each respective six-month period.

         At February 29, 2008 and August 31, 2007, receivables included $861,983 and $488,200, respectively, from this entity.


Note 7. Stock-Based Compensation

        We have a stock-based employee plan and a director option plan which are described more fully in Note 11 in our 2007 Annual Report on Form 10-K. As of February 29, 2008, we had approximately 1,520,000 shares of common stock reserved for future issuance under the stock option plans.

        The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payments. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests. The stock-based compensation expense for the three-month and six-month periods ended February 29, 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

                                                Three Months       Six Months
                                                   Ended             Ended
                                                February 29,      February 29,
                                                    2008              2008
                                              ---------------   ----------------

         Cost of sales                        $        21,148   $        42,296
         Research and development                      35,125            60,620
         Selling, general and administrative          150,192           262,179
                                              ---------------   ----------------

         Total                                $       206,465   $       365,095
                                              ===============   ================

         Stock-based compensation expense for the three-month and six-month periods ended February 28, 2007 of $204,734 and $408,943, respectively, has been included in selling, general and administrative expenses.

         During the six months ended February 29, 2008, we granted 367,000 options to our directors and employees, 285,000 options with one fifth vesting each year for the next five years, and 82,000 options with one third vesting each year for the next three years. These grants account for $98,820 of the total stock-based compensation expense for the six months ended February 29, 2008.

         Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.39 years is approximately $2,466,000 at February 29, 2008.

         Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the six months ended February 29, 2008 are shown below:

             Expected volatility                                     64.17%
             Expected dividends                                        0%
             Expected term                                         6.25 Years
             Risk-free interest rate                                  3.95%

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

         A summary of the time-based stock option awards as of February 29, 2008, and changes during the six months then ended, is as follows:

                                                   Weighted-
                                     Weighted-      Average
                                      Average      Remaining        Aggregate
                                     Exercise    Contract Term      Intrinsic
                          Shares      Price         (Years)           Value
                        ----------  ----------   -------------    --------------

Outstanding at
  August 31, 2007        1,795,853  $     2.31
Granted                    367,000        5.58
Exercised                  (32,508)       1.25
Forfeited or expired             -           -
                        ----------  ----------

Outstanding at
  February 29, 2008      2,130,345  $     2.89           6.84
                        ==========  ==========   =============

Exercisable at
  February 29, 2008      1,387,029  $     1.72           5.66      $   5,171,249
                        ==========  ==========   ============      =============

         The weighted-average grant-date fair value of stock options granted during the six months ended February 29, 2008 was $3.51.

Note 8.  Supplemental Cash Flow Information

         The Company paid no amounts for interest during the six months ended February 29, 2008 and February 28, 2007. The Company paid no amounts for income taxes during the six months ended February 29, 2008, and paid $1,799,000 for income taxes during the six months ended February 28, 2007.

         During the six months ended February 29, 2008, the Company had the following non-cash financing and investing activities:

         o Recorded an increase in additional paid-in capital of $115,027 and an increase in income tax receivable of $115,027 related to the tax benefit from the exercise of stock options.

         o    Increased  other  comprehensive  loss  by  $1,468,014,   decreased
              investments by $1,256,014 and decreased short-term deferred tax asset by $212,000.

         o Increased common stock and decreased additional paid-in capital by $17.

         During the six months ended February 28, 2007, the Company had the following non-cash financing and investing activities:

         o Recorded an increase in additional paid-in capital of $14,297 and a decrease to income taxes payable of $14,297 related to the tax benefit from the exercise of stock options.

         o Increased other comprehensive income and increased investments by $150,899.

         o    Transferred  deferred   compensation  of  $247,700  to  additional
              paid-in capital.

         o Decreased income taxes payable and decreased income tax receivable by $39,946.

         o Increased common stock and decreased additional paid-in capital by $10.

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

         In spite of the advances in cancer treatment technology, according to the American Cancer Society over 40% of cancer patients continue to die from the disease in the United States. Commercialization of our systems used to treat cancer, including the BSD-2000 and BSD-500 families of systems and the new MicroThermX 100 microwave thermal ablation system, is our most immediate business objective. Our BSD-2000 and BSD-500 cancer treatment systems are used to treat cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms. Our MicroThermX 100 system is used to treat cancers with heat alone. Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung, and general pelvic and abdominal tumors. Our cancer treatment systems have been used to treat thousands of patients throughout the world, and have been recognized, including the 2005 Frost & Sullivan "Technology Innovation of the Year Award" for cancer therapy devices.

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

         We have received United States Food and Drug Administration, or FDA, approval to market our commercial version of the BSD-500, and in March 2006, we completed a submission for FDA approval to sell the BSD-2000 in the United States. In August 2007, we successfully concluded a pre-approval and quality system inspection by the FDA. On December 31, 2007, we received a letter from the FDA denying our application for pre-market approval of the BSD 2000 and providing guidance regarding amendments needed to make the BSD-2000 submission approvable. We are in the process of providing additional information for the BSD-2000 pre-market approval submission, in response to the FDA's request. We are currently preparing our FDA submission for the MicroThermX 100 system. We have designed our cancer therapy systems such that together they are capable of providing treatment for most solid tumors located virtually anywhere in the body.

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

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of February 29, 2008 and August 31, 2007 we had a $20,000 balance in this account. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Stock-based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. We recorded compensation expense for stock options issued to directors and employees of $206,465 and $365,095 during the three months and six months ended February 29, 2008, respectively, and $204,734 and $408,943 for the three months and six months ended February 28, 2007, respectively. The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards. As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us.

         Income Taxes. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Results of Operations
---------------------

Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

         Revenues. Total revenues for the three months ended February 29, 2008 were $1,475,652, compared to $660,657 for the three months ended February 28, 2007, an increase of $814,995, or approximately 123%. The increase in total revenues was due to an increase in the volume of sales to both non-related parties and related parties, as further discussed below. Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Related Party Sales.  We had  $835,113,  or  approximately  57%, of our revenues in the three months ended February 29, 2008 from sales to related parties as compared to $482,583 or approximately 73%, in the three months ended February 28, 2007. Related party sales for all periods presented were to Medizin-Technik GmbH. Dr. Gerhard Sennewald, one of our stockholders and directors, is also a stockholder, executive officer and director of Medizin-Technik. These sales for the three months ended February 29, 2008 consisted of product sales of $803,200, probes of $10,725 and other revenues of $21,188. These sales for the three months ended February 28, 2007 consisted of product sales of $368,875, probes of $17,100 and other revenues of $96,608. Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur. Sales of a few systems can cause a large change in our revenue from period to period.

         Non-Related Party Sales. In the three months ended February 29, 2008, we had $640,539 or approximately 43% of our revenues from sales to unrelated parties, as compared to $178,074, or approximately 27%, for the three months ended February 28, 2007. These sales for the three months ended February 29, 2008 consisted of product sales of $620,700, service contracts of $9,495, probes of $600 and other revenues of $9,744. By comparison, non-related party sales for the three months ended February 28, 2007 consisted of product sales of $149,800, consulting services of $9,720, service contracts of $6,743, probes of $9,200 and other revenues of $2,611.

         Gross Profit. Gross profit for the three months ended February 29, 2008 was $884,567 or 60% of total product sales as compared to $237,340 or 36%, of total product sales for the three months ended February 28, 2007. As sales volumes increase, we will more fully absorb our fixed overhead costs, thus increasing our gross profit percentage. The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

         Research and Development Expenses. Research and development expenses were $433,869 for the three months ended February 29, 2008, as compared to $508,778, for the three months ended February 28, 2007, a decrease of $74,909, or approximately 15%.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $1,434,118 in the three months ended February 29, 2008, from $1,331,259 for the three months ended February 28, 2007, an increase of $102,859 or approximately 8%. This increase was primarily due to an increase in professional fees, partially offset by a reduction in compensation expense related to the issuance of stock options charged to selling, general and administrative expenses in the current year.

         Interest and Investment Income. Interest and investment income increased to $355,640 for the three months ended February 29, 2008 as compared to $342,457 for the three months ended February 28, 2007 due to a higher rate of return recognized on investments in the current quarter, partially offset by lower levels of cash and investments in the current quarter. At February 29, 2008, however, we had an unrealized loss on investments of $1,828,774 reported as other comprehensive loss.

         Income Tax Benefit. We reported an income tax benefit of $268,000 for the three months ended February 29, 2008, which represents an increase to our income tax receivable resulting from our ability to carry-back our taxable loss in the current period to offset income taxes previously paid. For the three months ended February 28, 2007, we reported an income tax benefit of $594,059, which was comprised of a current income tax benefit of $504,059 and a deferred income tax benefit of $90,000.

         Net Loss. During the three months ended February 29, 2008, we had a net loss of $406,837, as compared to a net loss of $712,785 in the three months ended February 28, 2007. Our net loss in the second quarter of the current fiscal year decreased $305,948 compared to the net loss in the second quarter of the prior year, primarily due to the increase in total revenues, partially offset by an increase in our total operating costs and expenses in the current year.

Six Months Ended February 29, 2008 Compared to the Six Months Ended February 28, 2007

         Revenues. Total revenues for the six months ended February 29, 2008 were $2,863,380, compared to $1,325,312, for the six months ended February 28, 2007, an increase of $1,538,068, or approximately 116%. The increase in total revenues was due to an increase in the volume of sales to both non-related parties and related parties, as further discussed below.

         Related Party Sales. We had $1,743,138, or approximately 61%, of our revenues in the six months ended February 29, 2008 from sales to related parties as compared to $498,627, or approximately 38%, in the six months ended February 28, 2007. Related party sales for all periods presented were to Medizin-Technik. These sales for the six months ended February 29, 2008 consisted of product sales of $1,682,712, probes of $19,425 and other revenues of $41,001. These sales for the six months ended February 28, 2007 consisted of product sales of $368,875, probes of $25,380 and other revenues of $104,372.

         Non-Related Party Sales. In the six months ended February 29, 2008, we had $1,120,242 or approximately 39% of our revenues from sales to unrelated parties, as compared to $826,685, or approximately 62%, for the six months ended February 28, 2007. These sales for the six months ended February 29, 2008 consisted of product sales of $1,055,700, service contracts of $24,866, probes of $14,447 and other revenues of $25,229. By comparison, non-related party sales for the six months ended February 28, 2007 consisted of product sales of $736,412, consulting services of $40,863, service contracts of $18,028, probes of $19,922 and other revenue of $11,460.

         Gross Profit. Gross profit for the six months ended February 29, 2008 was $1,831,440 or 64% of total product sales as compared to $452,740 or 34%, of total product sales for the six months ended February 28, 2007. As sales volumes increase, we will more fully absorb our fixed overhead costs, thus increasing our gross profit percentage. The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

         Research and Development Expenses. Research and development expenses were $771,222 for the six months ended February 29, 2008, as compared to $840,857, for the six months ended February 28, 2007, a decrease of $69,635, or approximately 8%.

         Selling General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,828,065 in the six months ended February 29, 2008, from $2,887,700 for the six months ended February 28, 2007, a decrease of $59,635, or approximately 2%. This decrease was primarily due to a reduction in compensation expense related to the issuance of stock options charged to selling, general and administrative expenses in the current year, partially offset by an increase in professional fees.

         Interest and Investment Income. Interest and investment income decreased to $544,988 for the six months ended February 29, 2008 as compared to $712,670 for the six months ended February 28, 2007 due primarily to lower levels of cash and investments in the current year. At February 29, 2008, however, we had an unrealized loss on investments of $1,828,774 reported as other comprehensive loss.

         Income Tax Benefit. For the six months ended February 29, 2008, we reported an income tax benefit of $311,000, which was comprised of a current income tax benefit of $479,000, partially offset by a deferred income tax provision of $168,000. The current income tax benefit of $479,000 represents an increase to our income tax receivable resulting from our ability to carry-back our taxable loss in the current period to offset income taxes previously paid. The deferred income tax provision of $168,000 resulted primarily from our recording a 100% valuation allowance against our deferred tax assets as of February 29, 2008. In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized. In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry-back reversing items within two years to offset income taxes paid. For the six months ended February 28, 2007, we reported an income tax benefit of $1,063,027, which was comprised of a current income tax benefit of $872,027 and a deferred income tax benefit of $191,000.

         Net Loss. During the six months ended February 29, 2008, we had a net loss of $1,022,772, as compared to a net loss of $1,574,456 in the six months ended February 28, 2007. Our net loss in the first six months of the current fiscal year decreased $551,684 compared to the net loss in the first six months of the prior year, primarily due to the increase in total revenues, partially offset by an increase in our total operating costs and expenses in the current year.

Liquidity and Capital Resources
-------------------------------

         Since inception through February 29, 2008, we have generated an accumulated deficit of $3,872,925. We have historically financed our operations through research grants, licensing of technological assets, issuance of common stock and the sale of investments in spin-off operations. As of February 29, 2008, we had cash, cash equivalents and investments totaling $15,545,915 as compared to cash, cash equivalents and investments totaling $19,506,658 as of August 31, 2007. The recorded value of our investments at February 29, 2008 has been reduced by an unrealized loss of $1,828,774.

         During the six months ended February 29, 2008, we used $1,469,060 of cash in operating activities, primarily as a result of our net loss of $1,022,772, increase in receivables of $447,878, increase in income tax receivable of $555,000, increase in inventories of $105,652, and decrease in customer deposits of $129,888, partially offset by a decrease in deferred tax assets of $244,000 and an increase in accounts payable of $110,610. By comparison, net cash used in operating activities was $3,672,650 during the six months ended February 28, 2007.

         Net cash provided by investing activities for the six months ended February 29, 2008 was $1,494,838, resulting from the sale of investments of $2,742,507, partially offset by the purchase of property and equipment of $1,226,703 and an increase in patents of $20,966. For the six months ended February 28, 2007, net cash provided by investing activities was $2,292,796, resulting from the sale of investments of $2,340,840, partially offset by the purchase of property and equipment of $48,044.

         Net cash provided by financing activities consisted of proceeds from the sale of common stock through the exercise of stock options of $12,000 in the six months ended February 29, 2008 and $5,250 for the six months ended February 28, 2007.

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

         As of February 29, 2008, we have no significant commitments for the purchase of property and equipment.

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

         o our expectation that we will incur continued expenses related to our corporate governance and compliance with the Sarbanes-Oxley Act of 2002;

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

        We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the Items entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended August 31, 2007 and in this Form 10-Q, and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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


PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A - "Risk Factors" in our annual report on Form 10-K for the year ended August 31, 2007, which could materially affect our business, financial condition or future results of operations. The information presented below updates those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. The risks discussed in our annual report on Form 10-K, as updated in this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

We have not yet received pre-market approval for our BSD-2000 and MicroThermx 100 systems, which is necessary for us to commercially market these systems in the U.S.

         We have not yet received pre-market approval for our BSD-2000 and MicroThermx 100 systems. Obtaining these pre-market approvals from the FDA is necessary for us to commercially market these systems in the United States. Obtaining approvals is a lengthy and expensive process. On December 31, 2007, we received a letter from the FDA denying our application for pre-market approval of the BSD 2000 and providing guidance regarding amendments needed to make the BSD-2000 submission approvable. We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects substantially. Further, even if we are able to obtain the approvals we seek from the FDA, the approvals granted might include significant limitations on the indicated uses for which the products may be marketed, which restrictions could negatively impact our business.

Item 4.  Results of Votes of Security Holders.

         The annual meeting of shareholders of the Company was held on February 1, 2008. The shareholders voted, either in person or by proxy, on the following proposals. The directors listed below were elected, and all other proposals submitted to a vote of the shareholders were approved, with the results of the shareholder vote as follows:

         1 The following six directors were elected to hold office until the next annual meeting or until their successors are duly elected and qualified:
                                                      Votes
                                      Votes For      Withheld        Total Voted
                                     -----------     ----------     ------------

              Paul F. Turner         17,107,993      1,446,815       18,554,808
              Hyrum A. Mead          17,117,993      1,436,815       18,554,808
              Gerhard W. Sennewald   17,107,943      1,446,865       18,554,808
              Steven G. Stewart      17,184,635      1,370,173       18,554,808
              Michael Nobel          17,184,735      1,370,073       18,554,808
              Douglas P. Boyd        17,184,735      1,370,073       18,554,808

         2. To approve an amendment and restatement of the Company's Amended and Restated 1998 Directors Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 1,000,000 to 1,500,000:

                  For                                         11,402,489
                  Against                                      1,740,119
                  Abstain or broker non-vote                   5,412,200

         3. To approve an amendment and restatement of the Company's Amended and Restated 1998 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan from 2,677,300 to 3,427,300:

                  For                                         11,437,845
                  Against                                      1,699,413
                  Abstain or broker non-vote                   5,417,550

         4. To approve an amendment and restatement of the Company's Amended and Restated 1998 Stock Incentive Plan to increase the number of shares that may be awarded to each participant:

                  For                                         11,491,345
                  Against                                      1,648,763
                  Abstain or broker non-vote                   5,414,700

         5. To approve an amendment and restatement of the Company's Amended and Restated 1998 Stock Incentive Plan to extend the termination date of the plan from February 9, 2008 to ten years from the date the plan is adopted by the Board of Directors, or the date the plan is approved by the shareholders, whichever is earlier, subject to earlier termination by the Board of Directors:

                  For                                         11,603,042
                  Against                                      1,520,066
                  Abstain or broker non-vote                   5,431,700

         6. To ratify the selection of Tanner LC as the Company's independent registered public accountants for the fiscal year ending August 31, 2008:

                  For                                         17,163,021
                  Against                                      1,356,441
                  Abstain                                         35,346

         7. To transact such other business as may properly come before the Annual Meeting or any adjournment or postponement thereof:

                  For                                         16,920,614
                  Against                                      1,558,687
                  Abstain                                         75,507

Item 5.  Other Information,

         On February 1, 2008, the stockholders of the Company approved amendments to the Company's Amended and Restated 1998 Directors Stock Plan and Amended and Restated 1998 Stock Incentive Plan. A copy of each plan is filed as Exhibits 10.1 and 10.2 to this Form 10-Q, and incorporated by reference herein. Please also see Item 4 above and the Company's definitive proxy statement filed on January 3, 2008 for a description of these amendments.

Item 6.  Exhibits.

         The following exhibits are filed as part of this report:

    Exhibit No.     Description of Exhibit
    -----------     ----------------------

         10.1 Second Amended and Restated 1998 Directors Stock Plan incorporated by reference to Appendix A of the Company's definitive proxy statement filed on January 3, 2008 (File No. 001-32526)

         10.2       Second  Amended  and  Restated  1998  Stock  Incentive  Plan
                    incorporated    by   reference   to  Appendix  B  (File  No.
                    001-32526)

         31.1       Certification  of  Principal   Executive   Officer  Required
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2       Certification  of  Principal   Accounting  Officer  Required
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1       Certification  of  Principal   Executive   Officer  Required
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2       Certification  of  Principal   Accounting  Officer  Required
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    BSD MEDICAL CORPORATION



Date:    April 9, 2008              /s/ Hyrum A. Mead
                                    --------------------------------------------
                                    Hyrum A. Mead
                                    President (Principal Executive Officer)

Date:    April 9, 2008              /s/ Dennis P. Gauger
                                    --------------------------------------------
                                    Dennis P. Gauger
                                    Chief Financial Officer (Principal
                                    Accounting Officer)

--------------------------------------------------------------------------------