Form 10-Q
period 2008-05-31
BSD MEDICAL CORP
filed 2008-07-10
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 001-32526

BSD Medical Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-1590407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2188 West 2200 South
Salt Lake City, Utah 84119
(Address of principal executive offices, including zip code)

(801) 972-5555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of July 10, 2008, there were 21,379,792 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	May 31, 2008	August 31, 2007
Current assets:
Cash and cash equivalents	$277,503	$416,540
Investments	15,316,993	19,090,118
Accounts receivable, net of allowance for doubtful accounts of $20,000	480,374	203,267
Related party trade accounts receivable	183,064	488,200
Income tax receivable	2,833,956	1,759,995
Inventories, net	1,561,923	1,510,067
Deferred tax asset	-	387,000
Other current assets	124,999	127,003
Total current assets	20,778,812	23,982,190

Property and equipment, net	1,456,649	271,077
Patents, net	38,108	19,373
Deferred tax asset	-	69,000

	$22,273,569	$24,341,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$252,986	$235,676
Accrued liabilities	472,601	633,090
Customer deposits	84,800	214,638
Deferred revenue – current portion	38,399	26,115
Total current liabilities	848,786	1,109,519

Deferred revenue – net of current portion	59,094	48,333

Total liabilities	907,880	1,157,852

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.001 par value, 40,000,000 shares authorized, 21,377,792 and 21,297,446 shares issued	21,378	21,298
Additional paid-in capital	27,289,632	26,373,637
Treasury stock, 24,331 shares at cost	(234)	(234)
Other comprehensive loss	(1,282,933)	(360,760)
Accumulated deficit	(4,662,154)	(2,850,153)
Total stockholders’ equity	21,365,689	23,183,788

	$22,273,569	$24,341,640
See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Revenues:
Sales	$725,810	$432,123	$1,846,052	$1,258,808
Sales to related parties	189,207	521,053	1,932,345	1,019,680

Total revenues	915,017	953,176	3,778,397	2,278,488

Operating costs and expenses:
Cost of sales	309,276	200,620	713,724	703,006
Cost of related party sales	66,570	279,911	694,062	650,097
Research and development	481,692	451,721	1,252,914	1,292,578
Selling, general and administrative	1,368,451	1,400,170	4,196,516	4,287,870

Total operating costs and expenses	2,225,989	2,332,422	6,857,216	6,933,551

Loss from operations	(1,310,972)	(1,379,246)	(3,078,819)	(4,655,063)

Other income (expense):
Interest and investment income	226,692	331,579	771,680	1,044,249
Other	(41,020)	180,384	(151,933)	106,048

Total other income (expense)	185,672	511,963	619,747	1,150,297

Loss before income taxes	(1,125,300)	(867,283)	(2,459,072)	(3,504,766)

Income tax benefit	336,071	232,645	647,071	1,295,672

Net loss	(789,229)	(634,638)	(1,812,001)	(2,209,094)

Other comprehensive income (loss) – unrealized gain (loss) on investments, net of income tax	545,841	(26,974)	(922,173)	123,925

Net comprehensive loss	$(243,388)	$(661,612)	$(2,734,174)	$(2,085,169)

Loss per common share:
Basic	$(0.04)	$(0.03)	$(0.09)	$(0.10)
Diluted	$(0.04)	$(0.03)	$(0.09)	$(0.10)

Weighted average number of shares outstanding:
Basic	21,359,000	21,135,000	21,325,000	21,071,000
Diluted	21,359,000	21,135,000	21,325,000	21,071,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net loss	$(1,812,001)	$(2,209,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,955	70,111
Stock-based compensation	574,413	673,678
Stock issued for services	61,195	-
Provision for doubtful accounts	-	83,700
Loss on disposition of property and equipment	1,153	2,577
Gain on sale of investment in TherMatrx	-	(202,223)
Decrease (increase) in:
Receivables	28,029	187,530
Income tax receivable	(900,000)	(1,068,164)
Inventories	(51,856)	80,576
Deferred tax assets	244,000	(181,000)
Other current assets	2,004	(104,478)
Increase (decrease) in:
Accounts payable	17,310	(33,788)
Accrued liabilities	(160,489)	(101,616)
Customer deposits	(129,838)	-
Deferred revenue	23,045	(153,241)
Income taxes payable	-	(1,500,000)

Net cash used in operating activities	(2,014,080)	(4,455,432)

Cash flows from investing activities:
Sale of investments	3,062,952	3,046,812
Purchase of property and equipment	(1,273,449)	(63,006)
Increase in patents	(20,966)	-
Proceeds from sale of investment in TherMatrx	-	202,223

Net cash provided by investing activities	1,768,537	3,186,029

Cash flows from financing activities:
Proceeds from the sale of common stock	106,506	229,706

Net decrease in cash and cash equivalents	(139,037)	(1,039,697)
Cash and cash equivalents, beginning of period	416,540	2,179,094

Cash and cash equivalents, end of period	$277,503	$1,139,397

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed balance sheets of BSD Medical Corporation (the “Company”) as of May 31, 2008 and August 31, 2007, the related unaudited condensed statements of operations for the three months and nine months ended May 31, 2008 and 2007, and the related unaudited condensed statements of cash flows for the nine months ended May 31, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2007.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2008 and August 31, 2007, our results of operations for the three months and nine months ended May 31, 2008 and 2007, and our cash flows for the nine months ended May 31, 2008 and 2007 have been included.  The results of operations for the three months and nine months ended May 31, 2008 may not be indicative of the results for the year ending August 31, 2008.

Note 2.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this Interpretation on September 1, 2007, with no material impact on our financial statements.

On May 9, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not believe the implementation of this statement will have any impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our fiscal year beginning September 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning September 1, 2009.  Earlier adoption is prohibited.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning September 1, 2009.  Earlier adoption is prohibited.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or our fiscal year beginning September 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. We have not elected early adoption of this statement, and do not expect the adoption of this statement will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  We adopted SFAS No. 158 on September 1, 2007, with no material impact on our financial statements since we currently do not sponsor a defined benefit pension or postretirement plan within the scope of the standard.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted.  We adopted SFAS No. 156 on September 1, 2007, with no material impact on our financial statements.

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

On December 21, 2006, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss.  Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements.  The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date.  For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006.  We adopted this standard on September 1, 2007, with no material impact on our financial statements.

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

Note 3.  Net Income (Loss) Per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period.  When common stock equivalents are anti-dilutive, they are not included.  During the three months and nine months ended May 31, 2008, 1,107,612 and 1,054,984 common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect, respectively, because of the Company’s net loss.  Similarly, during the three months and nine months ended May 31, 2007, 1,224,696 and 1,310,551 common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect.

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

Weighted average number of shares outstanding – basic	21,359,000	21,135,000	21,325,000	21,071,000
Dilutive effect of stock options	-	-	-	-

Weighted average number of shares outstanding – diluted	21,359,000	21,135,000	21,325,000	21,071,000

Note 4.  Inventories

Inventories consist of the following:

	May 31, 2008	August 31, 2007

Parts and supplies	$805,293	$835,498
Work-in-process	742,824	610,846
Finished goods	53,806	103,723
Reserve for obsolete inventory	(40,000)	(40,000)

Inventories, net	$1,561,923	$1,510,067

Note 5.  Property and Equipment

Property and equipment consist of the following:

	May 31, 2008	August 31, 2007

Equipment	$1,033,609	$962,162
Furniture and fixtures	298,576	298,576
Leasehold improvements	17,420	17,420
Building	956,000	-
Land	244,000	-

	2,549,605	1,278,158
Less accumulated depreciation	(1,092,956)	(1,007,081)

Property and equipment, net	$1,456,649	$271,077

When the lease on the Company’s office, production and research facilities expired in November 2007, the Company exercised its option to purchase the building and land for a total purchase price of $1,200,000.

Note 6.  Related Party Transactions

During the three months ended May 31, 2008 and 2007, we had sales of $189,207 and $521,053, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 21% and 55% of total sales for each respective three-month period.

During the nine months ended May 31, 2008 and 2007, we had sales of $1,932,345 and $1,019,680, respectively, to this entity.  These related party transactions represent approximately 51% and 45% of total sales for each respective nine-month period.

At May 31, 2008 and August 31, 2007, receivables included $183,064 and $488,200, respectively, from this entity.

Note 7.  Stock-Based Compensation

We have a stock-based employee plan and a director option plan which are described more fully in Note 11 in our 2007 Annual Report on Form 10-K.  As of May 31, 2008, we had approximately 1,503,000 shares of common stock reserved for future issuance under the stock option plans.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and nine-month periods ended May 31, 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended May 31, 2008	Nine Months Ended May 31, 2008

Cost of sales	$21,148	$63,444
Research and development	35,125	95,745
Selling, general and administrative	153,046	415,224

Total	$209,319	$574,413

Stock-based compensation expense for the three-month and nine-month periods ended May 31, 2007 of $204,734 and $673,678, respectively, has been included in selling, general and administrative expenses.

During the nine months ended May 31, 2008, we granted 384,457 options to our directors and employees, 302,457 options with one fifth vesting each year for the next five years, and 82,000 options with one third vesting each year for the next three years. These grants account for $308,138 of the total stock-based compensation expense for the nine months ended May 31, 2008.

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.21 years is approximately $2,314,000 at May 31, 2008.

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the nine months ended May 31, 2008 are shown below:

Expected volatility	64.19%
Expected dividends	0%
Expected term	6.25 Years
Risk-free interest rate	3.91%

The expected volatility rate was estimated based on the historical volatility of our common stock.   The expected term was estimated based on historical experience of stock option exercise and forfeiture.  The risk-free interest rate is the rate provided by the U.S. Treasury for Daily Treasury Yield Curve Rates commonly referred to as “Constant Maturity Treasury” rate in effect at the time of grant with a remaining term equal to the expected option term.

A summary of the time-based stock option awards as of May 31, 2008, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2007	1,795,853	$2.31
Granted	384,457	5.57
Exercised	(76,515)	1.81
Forfeited or expired	-	-

Outstanding at May 31, 2008	2,103,795	$2.92	6.63

Exercisable at May 31, 2008	1,411,086	$1.85	5.53	$7,977,415

The weighted-average grant-date fair value of stock options granted during the nine months ended May 31, 2008 was $3.50.

Note 8.  Supplemental Cash Flow Information

The Company paid no amounts for interest during the nine months ended May 31, 2008 and 2007.  The Company paid $8,929 and $1,798,676 for income taxes during the nine months ended May 31, 2008 and 2007.

During the nine months ended May 31, 2008, the Company had the following non-cash financing and investing activities:

•	Recorded an increase in additional paid-in capital of $173,961 and an increase in income tax receivable of $173,961 related to the tax benefit from the exercise of stock options.

•	Increased other comprehensive loss by $922,173, decreased investments by $710,173 and decreased short-term deferred tax asset by $212,000.

•	Increased common stock and decreased additional paid-in capital by $24.

During the nine months ended May 31, 2007, the Company had the following non-cash financing and investing activities:

•	Recorded an increase in additional paid-in capital of $47,449 and a decrease to income taxes payable of $47,449 related to the tax benefit from the exercise of stock options.

•	Increased other comprehensive income and increased investments by $123,924.

•	Transferred deferred compensation of $247,700 to additional paid-in capital.

•	Decreased income taxes payable and decreased income tax receivable by $39,946.

•	Increased common stock and decreased additional paid-in capital by $50.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to those discussed in the subsection entitled “Forward-Looking Statements” below.  The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.   We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

In spite of the advances in cancer treatment technology, according to the American Cancer Society, over 40% of cancer patients continue to die from the disease in the United States.  Commercialization of our systems used to treat cancer, including the BSD-2000 and BSD-500 families of systems and the new MicroThermX-100 microwave thermal ablation system, is our most immediate business objective.  Our BSD-2000 and BSD-500 cancer treatment systems are used to treat cancer with heat while boosting the effectiveness of radiation and chemotherapy through a number of biological mechanisms.  Our MicroThermX-100 system is used to treat cancers with heat alone.  Current and targeted cancer treatment sites for our systems include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung, and general pelvic and abdominal tumors.  Our cancer treatment systems have been used to treat thousands of patients throughout the world, and have been recognized, including the 2005 Frost & Sullivan “Technology Innovation of the Year Award” for cancer therapy devices.

Our BSD-2000 systems are used to non-invasively treat cancers located deeper in the body, and are designed to be companions to the estimated 7,500 linear accelerators used to treat cancer through radiation and in combination with chemotherapy treatments.  Our BSD-500 systems treat cancers on or near the body surface and those that can be approached through body orifices such as the throat, the rectum, etc., or through interstitial treatment in combination with interstitial radiation (brachytherapy).  BSD-500 systems can be used as companions to our BSD-2000 systems and the estimated 2,500 brachytherapy systems installed, as well as with chemotherapy treatments.  The MicroThermX-100 system is used to treat cancers that can be destroyed with heat alone.

Based on our management team’s knowledge of the market, we believe that the fully saturated potential market for these developed cancer therapy systems is in excess of $5 billion.  We also project an after-market opportunity based on service agreements that equates to approximately 15% of the purchase price of our systems per year.  We believe that the replacement cycle for our systems, based on advances in software, hardware and other components, will average 5-7 years. We estimate our financial model in the higher production environment of established commercial sales could achieve a 60% gross margin on systems and an 80% gross margin on service agreements and disposable applicators used with our MicroThermX-100 system, although there is no assurance that these results will be obtained.

We have received United States Food and Drug Administration, or FDA, approval to market our commercial version of the BSD-500, and in March 2006, we completed a submission for FDA approval to sell the BSD-2000 in the United States.  In August 2007, we successfully concluded a pre-approval and quality system inspection by the FDA.  In December 2007, we received a letter from the FDA denying our application for pre-market approval of the BSD 2000 and providing guidance regarding amendments needed to make the BSD-2000 submission approvable.  We have subsequently met with the FDA to clarify its requirements and are currently seeking to satisfy these requirements.  In April 2008, we submitted a 510(k) premarket notification to the FDA for the MicroThermX-100 system, and are currently working with the FDA in an effort to satisfy the requirements of that submission.  We have designed our cancer therapy systems such that together they are capable of providing treatment for most solid tumors located virtually anywhere in the body.

On April 22, 2008 we changed the listing of our stock from the American Stock Exchange (AMEX) to the NASDAQ Stock Exchange (NASDAQ), and our stock now trades under the NASDAQ symbol “BSDM.”

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-based Compensation.  We account for stock-based compensation in accordance with SFAS No. 123(R), which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The grant date fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards.  As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us.

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

Results of Operations

Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007

Revenues.  Total revenues for the three months ended May 31, 2008 were $915,017, compared to $953,176 for the three months ended May 31, 2007, a decrease of $38,159, or approximately 4%.  The decrease in total revenues was due to a decrease in the volume of sales to related parties, as further discussed below.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few systems can cause a large change in our revenue from period to period.

Related Party Sales.  We had $189,207, or approximately 21%, of our revenues in the three months ended May 31, 2008 from sales to related parties as compared to $521,053 or approximately 55%, in the three months ended May 31, 2007.  Related party sales for all periods presented were to Medizin-Technik GmbH.  Dr. Gerhard Sennewald, one of our stockholders and directors, is also a stockholder, executive officer and director of Medizin-Technik.  These sales for the three months ended May 31, 2008 consisted of product sales of $166,313, probes of $6,225 and other revenues of $16,669.  These sales for the three months ended May 31, 2007 consisted of product sales of $468,875, probes of $8,700 and other revenues of $43,478.  Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few systems can cause a large change in our revenue from period to period.

Non-Related Party Sales.  In the three months ended May 31, 2008, we had $725,810 or approximately 79% of our revenues from sales to unrelated parties, as compared to $432,123, or approximately 45%, for the three months ended May 31, 2007.  These sales for the three months ended May 31, 2008 consisted of product sales of $703,000, service contracts of $13,975, probes of $1,800 and other revenues of $7,035.  By comparison, non-related party sales for the three months ended May 31, 2007 consisted of product sales of $410,000, service contracts of $12,763, probes of $3,300 and other revenues of $6,060.

Gross Profit.  Gross profit for the three months ended May 31, 2008 was $539,171 or 59% of total product sales as compared to $472,645 or 50%, of total product sales for the three months ended May 31, 2007.  The increase in gross profit in the current year quarter resulted from more product sales, which have a higher gross profit.

Research and Development Expenses. Research and development expenses were $481,692 for the three months ended May 31, 2008, as compared to $451,721, for the three months ended May 31, 2007, an increase of $29,971, or approximately 7%.

Selling General and Administrative Expenses.  Selling, general and administrative expenses decreased to $1,368,451 in the three months ended May 31, 2008, from $1,400,170 for the three months ended May 31, 2007, a decrease of $31,719, or approximately 2%.  This decrease was primarily due to a reduction in compensation expense related to the issuance of stock options charged to selling, general and administrative expenses in the current year, partially offset by an increase in professional fees.

Interest and Investment Income.  Interest and investment income decreased to $226,692 for the three months ended May 31, 2008 as compared to $331,579 for the three months ended May 31, 2007 due primarily to lower levels of cash and investments in the current quarter.  At May 31, 2008, however, we had an unrealized loss on investments of $1,282,933 reported as other comprehensive loss.

Income Tax Benefit.  We reported an income tax benefit of $336,071 and $232,645 for the three months ended May 31, 2008 and 2007, respectively, which primarily represents an increase to our income tax receivable resulting from our ability to carry-back our taxable loss in the current period to offset income taxes previously paid.

Net Loss.  During the three months ended May 31, 2008, we had a net loss of $789,229, as compared to a net loss of $634,638 in the three months ended May 31, 2007.  Our net loss in the third quarter of the current fiscal year increased $154,591 compared to the net loss in the third quarter of the prior year, primarily due to the decrease in total revenues, a decrease in interest and investment income, and an increase in other expense, partially offset by a decrease in our total operating costs and expenses in the current year.

Nine Months Ended May 31, 2008 Compared to the Nine Months Ended May 31 2007

Revenues.  Total revenues for the nine months ended May 31, 2008 were $3,778,397, compared to $2,278,488, for the nine months ended May 31, 2007, an increase of $1,499,909, or approximately 66%.  The increase in total revenues was due to an increase in the volume of sales to both non-related parties and related parties, as further discussed below.

Related Party Sales.  We had $1,932,345, or approximately 51%, of our revenues in the nine months ended May 31, 2008 from sales to related parties as compared to $1,019,680, or approximately 45%, in the nine months ended May 31, 2007.  Related party sales for all periods presented were to Medizin-Technik.  These sales for the nine months ended May 31, 2008 consisted of product sales of $1,849,024, probes of $25,650 and other revenues of $57,671.  These sales for the nine months ended May 31, 2007 consisted of product sales of $837,750, probes of $34,080 and other revenues of $147,850.

Non-Related Party Sales.  In the nine months ended May 31, 2008, we had $1,846,052 or approximately 49% of our revenues from sales to unrelated parties, as compared to $1,258,808, or approximately 55%, for the nine months ended May 31, 2007.  These sales for the nine months ended May 31, 2008 consisted of product sales of $1,758,700, service contracts of $38,842, probes of $16,247 and other revenues of $32,263.  By comparison, non-related party sales for the nine months ended May 31, 2007 consisted of product sales of $1,172,887, consulting services of $36,309, service contracts of $33,616, probes of $3,300 and other revenue of $12,696.

Gross Profit.  Gross profit for the nine months ended May 31, 2008 was $2,370,611, or 63% of total product sales as compared to $925,385 or 41%, of total product sales for the nine months ended May 31, 2007.  The increase in gross profit in the first nine months of the current year resulted from more product sales, which have a higher gross profit.  In addition, as sales volumes increase, we will more fully absorb our fixed overhead costs, thus increasing our gross profit percentage.  The gross margin percentage will also fluctuate from period to period depending on the mix of revenues reported for the period.

Research and Development Expenses. Research and development expenses were $1,252,914 for the nine months ended May 31, 2008, as compared to $1,292,578, for the nine months ended May 31, 2007, a decrease of $39,664, or approximately 3%.

Selling General and Administrative Expenses.  Selling, general and administrative expenses decreased to $4,196,516 in the nine months ended May 31, 2008, from $4,287,870 for the nine months ended May 31, 2007, a decrease of $91,354, or approximately 2%.  This decrease was primarily due to a reduction in compensation expense related to the issuance of stock options charged to selling, general and administrative expenses in the current year, partially offset by an increase in professional fees.

Interest and Investment Income.  Interest and investment income decreased to $771,680 for the nine months ended May 31, 2008 as compared to $1,044,249 for the nine months ended May 31, 2007 due primarily to lower levels of cash and investments in the current year.  At May 31, 2008, however, we had an unrealized loss on investments of $1,282,933 reported as other comprehensive loss.

Income Tax Benefit.  For the nine months ended May 31, 2008, we reported an income tax benefit of $647,071, which was comprised of a current income tax benefit of $815,071, partially offset by a deferred income tax provision of $168,000.  The current income tax benefit of $815,071 represents an increase to our income tax receivable resulting from our ability to carry-back our taxable loss in the current period to offset income taxes previously paid, partially offset by payments of state income taxes.  The deferred income tax provision of $168,000 resulted primarily from our recording a 100% valuation allowance against our deferred tax assets as of May 31, 2008.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry-back reversing items within two years to offset income taxes paid.  For the nine months ended May 31, 2007, we reported an income tax benefit of $1,295,672, which was comprised of a current income tax benefit of $1,114,672 and a deferred income tax benefit of $181,000.

Net Loss.  During the nine months ended May 31, 2008, we had a net loss of $1,812,001, as compared to a net loss of $2,209,094 in the nine months ended May 31, 2007.  Our net loss in the first nine months of the current fiscal year decreased $397,093 compared to the net loss in the first nine months of the prior year, primarily due to the increase in total revenues, a decrease in total operating costs and expenses, partially offset by a decrease in interest and investment income, and an increase in other expense in the current year.

Liquidity and Capital Resources

Since inception through May 31, 2008, we have generated an accumulated deficit of $4,662,154.  We have historically financed our operations through research grants, licensing of technological assets, issuance of common stock and the sale of investments in spin-off operations.  As of May 31, 2008, we had cash, cash equivalents and investments totaling $15,594,496 as compared to cash, cash equivalents and investments totaling $19,506,658 as of August 31, 2007.  The recorded value of our investments at May 31, 2008 has been reduced by an unrealized loss of $1,282,933.

During the nine months ended May 31, 2008, we used cash of $2,014,080 in operating activities, primarily as a result of our net loss of $1,812,001, increase in income tax receivable of $900,000, increase in inventories of $51,856, and decrease in accrued liabilities of $160,489 and customer deposits of $129,838, partially offset by a decrease in deferred tax assets of $244,000.  By comparison, net cash used in operating activities was $4,455,432 during the nine months ended May 31, 2007, which included a reduction of income taxes payable of $1,500,000.

Net cash provided by investing activities for the nine months ended May 31, 2008 was $1,768,537, resulting from the sale of investments of $3,062,952, partially offset by the purchase of property and equipment of $1,273,449, primarily the acquisition of our office facility, and the purchase of a patent for $20,966.  For the nine months ended May 31, 2007, net cash provided by investing activities was $3,186,029, resulting from the sale of investments of $3,046,812, additional proceeds from the sale of investment in TherMatrx of $202,223, partially offset by the purchase of property and equipment of $63,006.

Net cash provided by financing activities consisted of proceeds from the sale of common stock through the exercise of stock options of $106,506 in the nine months ended May 31, 2008 and $229,706 for the nine months ended May 31, 2007.

We expect to incur additional expenses related to the commercial introduction of our systems, due to additional participation at trade shows, expenditures on publicity, additional travel, increased sales salaries and commissions and other related expenses. In addition, we anticipate that we will incur increased expenses related to seeking governmental and regulatory approvals for our products and continued expenses related to corporate governance and compliance with the Sarbanes-Oxley Act of 2002, during the remainder of fiscal 2008.

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

As of May 31, 2008, we have no significant commitments for the purchase of property and equipment.

We believe that our current cash and cash equivalents, investments, and expected cash provided from operating activities will be sufficient to fund our operations for the next twelve months.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our expectations regarding the commercialization of the BSD-2000, BSD 500 and MicroThermX-100 systems;

•	our expectations to further expand our developments to treat other diseases and medical conditions;

•
our expectations that in a higher production environment of established commercial sales we could achieve a 60% gross margin on system sales and an 80% gross margin on service agreements and disposable applicators used with our MicroThermX-100 system;

•	our belief concerning the market potential for developed cancer therapy systems;

•	our expectations related to the after-market opportunity for service agreements;

•	our expectations related to the replacement cycle for our systems;

•	our expectations that we will incur increased expenses related to seeking governmental and regulatory approvals for our products;

•	our expectations and efforts regarding FDA approvals relating to the BSD-2000 and MicroThermX-100 systems;

•	our belief that our technology has application for additional approaches to treating cancer and for other medical purposes;

•	our expectations related to the amount of expenses we will incur for the commercial introduction of our systems;

•	our expectation that we will incur continued expenses related to our corporate governance and compliance with the Sarbanes-Oxley Act of 2002;

•	our belief that we can cover any cash shortfall with cost cutting or available cash; and

•
our belief that our current working capital, investments and cash from operations will be sufficient to finance our operations through working capital and capital resources needs for the next twelve months.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the Items entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended August 31, 2007 and in this Form 10-Q, and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

A significant portion of the Company’s cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments.  The Company does not utilize derivative instruments to offset the exposure to interest rate changes.  Significant changes in interest rates may have a material impact on the Company’s investment income, but not on the Company’s consolidated results of operations.

The Company does have significant sales to foreign customers and is therefore subject to the effects that changes in foreign currency exchange rates may have on demand for its products and services.  The Company does not utilize derivative instruments to offset the exposure to changes in foreign currency exchange rates.  To minimize foreign exchange risk, the Company’s export sales are transacted in United States dollars.

Item 4.   Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.   Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our annual report on Form 10-K for the year ended August 31, 2007, which could materially affect our business, financial condition or future results of operations.  The information presented below updates those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.  The risks discussed in our annual report on Form 10-K, as updated in this report, are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

We have not yet received FDA marketing approval for our BSD-2000 Hyperthermia System or FDA marketing clearance for our MicroThermX-100 system, which are necessary for us to commercially market these systems in the U.S.

We have not yet received FDA marketing approval for our BSD-2000 Hyperthermia System or FDA marketing clearance for our MicroThermX-100 system.  Obtaining these approvals from the FDA is necessary for us to commercially market these systems in the United States.  Obtaining approvals is a lengthy and expensive process.  On December 31, 2007, we received a letter from the FDA denying our application for pre-market approval of the BSD 2000 and providing guidance regarding amendments needed to make the BSD-2000 submission approvable.  We have subsequently met with the FDA to clarify its requirements and are currently seeking to satisfy these requirements.  In April 2008, we submitted a 510(k) premarket notification to the FDA for the MicroThermX-100 system, and are currently working with the FDA in an effort to satisfy the requirements of that submission.  We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects substantially. Further, even if we are able to obtain the approvals we seek from the FDA, the approvals granted might include significant limitations on the indicated uses for which the products may be marketed, which restrictions could negatively impact our business.

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

BSD MEDICAL CORPORATION

Date: July 10, 2008	/s/ Hyrum A. Mead
Hyrum A. Mead
President (Principal Executive Officer)

Date: July 10, 2008	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)