Form 10-Q
period 2008-11-30
BSD MEDICAL CORP
filed 2009-01-09
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of January 9, 2009, there were 21,843,673 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	November 30, 2008	August 31, 2008
Current assets:
Cash and cash equivalents	$243,209	$1,394,652
Investments	10,312,265	14,487,192
Accounts receivable, net of allowance for doubtful accounts of $20,000	737,166	439,739
Related party trade accounts receivable	399,344	737,483
Income tax receivable	1,001,438	1,409,996
Inventories, net	1,661,394	1,425,153
Other current assets	89,323	113,829
Total current assets	14,444,139	20,008,044

Property and equipment, net	1,428,117	1,441,524
Patents, net	35,646	37,330

	$15,907,902	$21,486,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$530,673	$221,605
Accrued liabilities	499,344	585,777
Customer deposits	307,948	427,677
Deferred revenue – current portion	38,578	41,885
Total current liabilities	1,376,543	1,276,944

Deferred revenue – net of current portion	49,094	54,094

Total liabilities	1,425,637	1,331,038

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.001 par value, 40,000,000 shares authorized, 21,843,673 and 21,388,958 shares issued	21,844	21,389
Additional paid-in capital	27,716,033	27,565,373
Treasury stock, 24,331 shares at cost	(234)	(234)
Other comprehensive loss	(6,532,981)	(2,141,416)
Accumulated deficit	(6,722,397)	(5,289,252)
Total stockholders’ equity	14,482,265	20,155,860

	$15,907,902	$21,486,898

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2008	2007
Revenues:
Sales	$1,208,396	$479,703
Sales to related parties	23,168	908,025

Total revenues	1,231,564	1,387,728

Operating costs and expenses:
Cost of sales	600,480	162,981
Cost of related party sales	22,172	277,874
Research and development	507,223	337,353
Selling, general and administrative	1,510,307	1,393,947

Total operating costs and expenses	2,640,182	2,172,155

Loss from operations	(1,408,618)	(784,427)

Other income (expense):
Interest and investment income	258,732	189,348
Other expense	(34,259)	(63,856)

Total other income (expense)	224,473	125,492

Loss before income taxes	(1,184,145)	(658,935)

(Provision) benefit for income taxes	(249,000)	43,000

Net loss	(1,433,145)	(615,935)

Other comprehensive loss – unrealized loss on investments, net of income tax	(4,391,565)	(368,600)

Net comprehensive loss	$(5,824,710)	$(984,535)

Loss per common share:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)

Weighted average number of shares outstanding:
Basic	21,769,000	21,311,000
Diluted	21,769,000	21,311,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,433,145)	$(615,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,276	26,373
Stock-based compensation	273,173	158,630
Stock issued for services	37,500	30,000
Decrease (increase) in:
Receivables	40,712	(835,910)
Income tax receivable	249,000	(211,000)
Inventories	(236,241)	(92,436)
Deferred tax assets	-	168,000
Other current assets	24,506	7,227
Increase (decrease) in:
Accounts payable	309,068	33,629
Accrued liabilities	(86,433)	(72,358)
Customer deposits	(119,729)	(131,573)
Deferred revenue	(8,307)	(7,722)

Net cash used in operating activities	(916,620)	(1,543,075)

Cash flows from investing activities:
(Purchase) sale of investments	(216,638)	3,072,907
Purchase of property and equipment	(18,185)	(1,205,892)
Increase in patents	-	(20,967)

Net cash (used in) provided by investing activities	(234,823)	1,846,048

Cash flows from financing activities:
Proceeds from the sale of common stock	-	12,000

Net (decrease) increase in cash and cash equivalents	(1,151,443)	314,973
Cash and cash equivalents, beginning of period	1,394,652	416,540

Cash and cash equivalents, end of period	$243,209	$731,513

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed balance sheets of BSD Medical Corporation (the “Company”) as of November 30, 2008 and August 31, 2008, the related unaudited condensed statements of operations for the three months ended November 30, 2008 and 2007, and the related unaudited condensed statements of cash flows for the three months ended November 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2008.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2008 and August 31, 2008, our results of operations for the three months ended November 30, 2008 and 2007, and our cash flows for the three months ended November 30, 2008 and 2007 have been included.  The results of operations for the three months ended November 30, 2008 may not be indicative of the results for the year ending August 31, 2009.

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:
	Three Months Ended November 30,
	2008	2007

Weighted average number of shares outstanding – basic	21,769,000	21,311,000
Dilutive effect of stock options	-	-

Weighted average number of shares outstanding – diluted	21,769,000	21,311,000

No stock options are included in the computation of diluted weighted average number of shares for the three months ended November 30, 2008 and 2007 because the effect would be anti-dilutive.  At November 30, 2008, the Company had outstanding options to purchase a total of 1,851,600 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

Note 3.  Inventories

Inventories consist of the following:

	November 30, 2008	August 31, 2008

Parts and supplies	$999,047	$802,956
Work-in-process	648,541	608,391
Finished goods	53,806	53,806
Reserve for obsolete inventory	(40,000)	(40,000)

Inventories, net	$1,661,394	$1,425,153

Note 4.  Property and Equipment

Property and equipment consist of the following:

	November 30, 2008	August 31, 2008

Equipment	$1,059,447	$1,048,061
Furniture and fixtures	298,576	298,576
Leasehold improvements	24,220	17,420
Building	956,000	956,000
Land	244,000	244,000

	2,582,243	2,564,057
Less accumulated depreciation	(1,154,126)	(1,122,533)

Property and equipment, net	$1,428,117	$1,441,524

Note 5.   Related Party Transactions

During the three months ended November 30, 2008 and 2007, we had sales of $23,168 and $908,025, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 2% and 65% of total sales for each respective three-month period.

At November 30, 2008 and August 31, 2008, receivables included $399,344 and $737,483, respectively, from this entity.

Note 6.  Stock-Based Compensation

We have both an employee and director stock option plan, which are described more fully in Note 10 in our 2008 Annual Report on Form 10-K.  As of November 30, 2008, we had approximately 1,262,000 shares of common stock reserved for future issuance under the stock option plans.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended November 30, 2008 and 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended November 30,
	2008	2007

Cost of sales	$18,429	$21,148
Research and development	42,329	25,495
Selling, general and administrative	212,415	111,987

Total	$273,173	$158,630

During the three months ended November 30, 2008, we granted 235,000 options to our directors and employees, 150,000 options with one fifth vesting each year for the next five years, and 85,000 options with one third vesting each year for the next three years. These grants account for $55,984 of the total stock-based compensation expense for the three months ended November 30, 2008.

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 3.64 years is approximately $3,088,000 at November 30, 2008.

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended November 30, 2008 are shown below:

Expected volatility	62.11%
Expected dividends	0%
Expected term	6.0 Years
Risk-free interest rate	3.35%

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

The weighted-average grant-date fair value of stock options granted during the three months ended November 30, 2008 was $4.37.

A summary of the time-based stock option awards as of November 30, 2008, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2008	2,182,629	$3.02
Granted	235,000	7.32
Exercised	(516,029)	0.94
Forfeited or expired	(50,000)	7.04

Outstanding at November 30, 2008	1,851,600	$4.09	7.56

Exercisable at November 30, 2008	1,007,410	$2.67	6.43	$1,502,264

Note 7.  Income Taxes

The income tax (provision) benefit consists of the following:

	Three Months Ended November 30,
	2008	2007

Current	$(20,000)	$211,000
Deferred	(229,000)	(168,000)

Total	$(249,000)	$43,000

The current provision for income tax of $20,000 in the three months ended November 30, 2008 resulted from a decrease in our income tax receivable due to a change in the amount of taxable loss and tax credits that we can carry back to offset income taxes previously paid.  The current income tax benefit of $211,000 in the three months ended November 30, 2007 represents an increase in our income tax receivable resulting from our ability to carry back our taxable loss in that period to offset income taxes previously paid.

The deferred income tax provision of $229,000 and $168,000 in the three months ended November 30, 2008 and 2007, respectively, resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items within two years to offset income taxes paid.

Note 8.  Supplemental Cash Flow Information

The Company paid no amounts for interest during the three months ended November 30, 2008 and 2007.  The Company paid no amounts for income taxes during the three months ended November 30, 2008 and 2007.

During the three months ended November 30, 2008, the Company had the following non-cash financing and investing activities:

•	Increased other comprehensive loss and decreased investments by $4,391,565.

•	Increased common stock and decreased additional paid-in capital by $450.

•	Decreased income tax receivable and additional paid-in capital by $159,558.

During the three months ended November 30, 2007, the Company had the following non-cash financing and investing activities:

•
Recorded an increase in additional paid-in capital of $115,027, a decrease in long-term deferred tax asset of $76,000 and an increase in income tax receivable of $191,027 related to the tax benefit from the exercise of stock options.

•	Increased other comprehensive loss by $368,600, decreased investments by $156,600 and increased short-term deferred tax asset by $212,000.

•	Increased common stock and decreased additional paid-in capital by $1.

Note 9.  Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning September 1, 2009.  Earlier adoption is prohibited.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R) (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning September 1, 2009.  Earlier adoption is prohibited.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

Investments.  Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  We have currently classified these investments as available-for sale.  The short-term investments are recorded at fair value, with net unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity on our balance sheets.  Realized gains and losses are included in our statements of operations.

Inventory Reserves.  We periodically review our inventory levels and usage, paying particular attention to slower-moving items.  If projected sales do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory impairment in future periods.

Product Warranty.  We provide product warranties on our systems.  These warranties vary from contract to contract, but generally consist of parts and labor warranties for one year from the date of installation.  To date, expenses resulting from such warranties have not been material.  We record a warranty expense at the time of each sale.  This reserve is estimated based on prior history of service expense associated with similar units sold in the past.

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

We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances are included in our income tax provision in the period of change.  In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings and our ability to carry back reversing items within two years to offset income taxes previously paid.

To the extent that we have the ability to carry back current period taxable losses within two years to offset income taxes previously paid, we record an income tax receivable and a current income tax benefit.

Results of Operations: Comparison of Three-Month Periods ended November 30, 2008 and 2007

Revenues – Total revenues for the three months ended November 30, 2008 were $1,231,564 compared to $1,387,728 for the three months ended November 30, 2007, a decrease of $156,164, or 11%.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few systems can cause a large change in our revenues from period to period.

Related Party Sales – We earned $23,168, or approximately 2%, of our revenues in the three months ended November 30, 2008 from sales to related parties as compared to $908,025 or approximately 65%, in the three months ended November 30, 2007.  These sales for the three months ended November 30, 2008 and 2007 were to Medizin-Technik and decreased in the current fiscal year primarily due to a decrease in the number of systems sold.  The sales consisted of sales of probes of $19,463 and other revenues of $3,705 in the three months ended November 30, 2008, and product sales of $879,512, probes of $8,700 and other revenues of $19,813 in the three months ended November 30, 2007.  Sales to Medizin-Technik may fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few systems can cause a large change in our revenue from period to period.

Non-Related Party Sales – In the three months ended November 30, 2008, we earned $1,208,396, or 98%, of our revenues from sales to unrelated parties, as compared to $479,703, or 35%, in the three months ended November 30, 2007, with the increase due primarily to more systems sold in the current fiscal year.  These sales for the three months ended November 30, 2008 consisted of product sales of $1,179,040, service of $15,641, probes of $2,402 and consulting and other revenue of $11,313.  By comparison, these sales for the three months ended November 30, 2007 consisted of product sales of $435,000, service of $15,371, probes of $13,847 and other revenue of $15,485.

Cost of Sales – Cost of sales in the three months ended November 30, 2008 was $600,480 compared to $162,981 in the three months ended November 30, 2007, an increase of $437,499, or 268%.  This increase resulted primarily from increased product sales in the current fiscal year.  We also have experienced a modest increase in our manufacturing costs in the current fiscal year, primarily from increased labor costs.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of revenues for the period, the product configuration, pricing and other factors.  Cost of sales to related parties in the three months ended November 30, 2008 decreased to $22,172 from $277,874 in the three months ended November 30, 2007 primarily due to the decrease in related party product sales.  All of the related party cost of sales were attributable to sales to Medizin-Technik.

Gross Profit – Gross profit in the three months ended November 30, 2008 was $608,912 or 49% of total sales, as compared to $946,873 or 68% of total sales in the three months ended November 30, 2007.  The increase in non-related party product sales in the current year resulted in a lower gross margin than in the first quarter of the prior fiscal year as a result of pricing with certain products.  The decrease in related party product sales in the current year also contributed to the decrease in the overall gross margin.  The gross margin percentage will fluctuate from period to period depending on the mix of revenues for the period, the product configuration, pricing and other factors.

Research and Development Expenses – Research and development expenses were $507,223 for the three months ended November 30, 2008, as compared to $337,353 for the three months ended November 30, 2007, an increase of $137,223, or approximately 50%.  The increase in research and development expenses in the current fiscal year is due primarily to the development of new products and an increase in fees to outside consultants used in support of these development efforts.

Selling General and Administrative Expenses – Selling, general and administrative expenses for the three months ended November 30, 2008 were $1,510,307, as compared to $1,393,947 for the three months ended November 30, 2007, an increase of $116,360, or approximately 8%.  The increase in selling, general and administrative expenses in the current fiscal year is due primarily to an increase in our non-cash stock option expense and board compensation due to the addition of one new director.

Interest and Investment Income – Interest and investment income increased to $258,732 for the three months ended November 30, 2008, as compared to $189,348 for the three months ended November 30, 2007, due to losses on the liquidation of investments realized in the prior fiscal year.

(Provision) Benefit for Income Taxes – The provision for income taxes in the three months ended November 30, 2008 was $249,000 comprised of a current provision of $20,000 and a deferred provision of $229,000.  By comparison, the income tax benefit for the three months ended November 30, 2007 was $43,000, comprised of a current benefit of $211,000, partially offset by a deferred provision of $168,000.

The current provision for income tax of $20,000 in the three months ended November 30, 2008 resulted from a decrease in our income tax receivable due to a change in the amount of taxable loss and tax credits that we can carry back to offset income taxes previously paid.  The current income tax benefit of $211,000 in the three months ended November 30, 2007 represents an increase in our income tax receivable resulting from our ability to carry back our taxable loss in that period to offset income taxes previously paid.

The deferred income tax provision of $229,000 and $168,000 in the three months ended November 30, 2008 and 2007, respectively, resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items within two years to offset income taxes paid.

Net Loss – During the three months ended November 30, 2008 we had a net loss of $1,433,145, after recording a provision for income taxes of $249,000 as compared to a net loss of $615,935, after recording a tax benefit of $43,000 in the three months ended November 30, 2007.  The increase in the net loss in the current fiscal year is due primarily to the decrease in total revenues, increase in total operating costs and expenses, and increase in the provision for income taxes as discussed above.

Liquidity and Capital Resources

Since inception through November 30, 2008, we have generated an accumulated deficit of $6,722,297.  We have historically financed our operations through cash from operations, research grants, licensing of technological assets, issuance of common stock and sale of investments in spinoff operations.  As of November 30, 2008, we had cash, cash equivalents and investments totaling $10,555,474 as compared to cash, cash equivalents and investments totaling $15,881,844 as of August 31, 2008.  The recorded value of our investments at November 30, 2008 has been reduced by an unrealized loss of $6,532,981.

During the three months ended November 30, 2008, we used cash of $916,620 in operating activities, primarily as a result of our net loss of $1,433,145, increase in inventories of $236,241, decrease in accrued liabilities of $86,433, and decrease in customer deposits of $119,729, partially offset by a decrease in income tax receivable of $249,000 and an increase in accounts payable of $309,068.  By comparison, net cash used in operating activities was $1,543,075 during the three months ended November 30, 2007, which included an increase in accounts receivable of $835,910, increase in income tax receivable of $211,000, increase in inventories of $92,436, decrease of accrued liabilities of $72,358, and decrease in customer deposits of $131,573, partially offset by a decrease in deferred tax assets of $168,000 and an increase in accounts payable of $33,629.

Net cash used in investing activities for the three months ended November 30, 2008 was $234,823, consisting of the net purchase of investments of $216,638 and the purchase of property and equipment of $18,185.  For the three months ended November 30, 2007, net cash provided by investing activities was $1,846,048, resulting from the net sale of investments of $3,072,907, partially offset by the purchase of property and equipment of $1,205,892 and the increase in patents of $20,967.

No net cash was provided by financing activities for the three months ended November 30, 2008.  Net cash provided by financing activities consisted of proceeds from the sale of common stock through the exercise of stock options of $12,000 in the three months November 30, 2007.

We expect to incur additional expenses related to the commercial introduction of our systems, due to additional participation at trade shows, expenditures on publicity, additional travel, increased sales salaries and commissions and other related expenses. In addition, we anticipate that we will incur increased expenses related to seeking governmental and regulatory approvals for our products and continued expenses related to corporate governance and compliance with the Sarbanes-Oxley Act of 2002, during the remainder of fiscal 2009.

We believe we can cover any cash requirements with cost cutting or available cash.  If we cannot cover any such cash shortfall with cost cutting or available cash, we would need to obtain additional financing.  Due to recent turmoil in the global financial markets, we cannot be certain that any financing will be available when needed or will be available on terms acceptable to us.  If we raise equity capital our stockholders will be diluted.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

As of November 30, 2008, we have no significant commitments for the purchase of property and equipment.

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

The Company has no off balance sheet arrangements as of November 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning September 1, 2009.  Earlier adoption is prohibited.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R) (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning September 1, 2009.  Earlier adoption is prohibited.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2008 and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2008, which could materially affect our business, financial condition or future results of operations.

Item 6.   Exhibits.

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSD MEDICAL CORPORATION

Date: January 9, 2009	/s/ Hyrum A. Mead
Hyrum A. Mead
President (Principal Executive Officer)

Date: January 9, 2009	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)