Form 10-Q
period 2009-05-31
BSD MEDICAL CORP
filed 2009-07-10
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of July 10, 2009, there were 22,039,301 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2009

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)

ASSETS	May 31, 2009	August 31, 2008
Current assets:
Cash and cash equivalents	$9,003,163	$1,394,652
Investments	-	14,487,192
Accounts receivable, net of allowance for doubtful accounts of $20,000	89,194	439,739
Related party trade accounts receivable	248,485	737,483
Income tax receivable	1,466,014	1,409,996
Inventories, net	1,800,885	1,425,153
Other current assets	89,780	113,829
Total current assets	12,997,521	20,008,044

Property and equipment, net	1,379,265	1,441,524
Patents, net	32,357	37,330

	$14,409,143	$21,486,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$472,857	$221,605
Accrued liabilities	403,451	585,777
Customer deposits	39,777	427,677
Deferred revenue – current portion	43,596	41,885
Total current liabilities	959,681	1,276,944

Deferred revenue – net of current portion	91,574	54,094

Total liabilities	1,051,255	1,331,038

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.001 par value, 40,000,000 shares authorized, 22,039,301 and 21,388,958 shares issued	22,040	21,389
Additional paid-in capital	28,309,130	27,565,373
Treasury stock, 24,331 shares at cost	(234)	(234)
Other comprehensive loss	-	(2,141,416)
Accumulated deficit	(14,973,048)	(5,289,252)
Total stockholders’ equity	13,357,888	20,155,860

	$14,409,143	$21,486,898

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenues:
Sales	$465,652	$725,810	$2,301,749	$1,846,052
Sales to related parties	460,423	189,207	585,919	1,932,345

Total revenues	926,075	915,017	2,887,668	3,778,397

Operating costs and expenses:
Cost of sales	270,629	309,276	1,259,739	713,724
Cost of related party sales	267,556	66,570	352,877	694,062
Research and development	509,422	481,692	1,443,563	1,252,914
Selling, general and administrative	1,653,363	1,368,451	4,663,942	4,196,516

Total operating costs and expenses	2,700,970	2,225,989	7,720,121	6,857,216

Loss from operations	(1,774,895)	(1,310,972)	(4,832,453)	(3,078,819)

Other income (expense):
Interest and investment income	56,246	226,692	578,813	771,680
Realized loss on investments	(2,125,999)	-	(6,501,586)	-
Other expense	(21,796)	(41,020)	(85,570)	(151,933)

Total other income (expense)	(2,091,549)	185,672	(6,008,343)	619,747

Loss before income taxes	(3,866,444)	(1,125,300)	(10,840,796)	(2,459,072)

Income tax benefit	151,000	336,071	1,157,000	647,071

Net loss	(3,715,444)	(789,229)	(9,683,796)	(1,812,001)

Other comprehensive income (loss) – (increase) decrease in unrealized loss on investments, net of income tax	2,101,920	545,841	2,141,416	(922,173)

Net comprehensive loss	$(1,613,524)	$(243,388)	$(7,542,380)	$(2,734,174)

Net loss per common share:
Basic	$(0.17)	$(0.04)	$(0.44)	$(0.09)
Diluted	$(0.17)	$(0.04)	$(0.44)	$(0.09)

Weighted average number of shares outstanding:
Basic	21,886,000	21,359,000	21,835,000	21,325,000
Diluted	21,886,000	21,359,000	21,835,000	21,325,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	May 31, 2009	May 31, 2008
Cash flows from operating activities:
Net loss	$(9,683,796)	$(1,812,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,087	88,955
Stock-based compensation	833,664	574,413
Stock issued for services	105,180	61,195
Realized loss on investments	6,501,586	-
Loss on disposition of property and equipment	-	1,153
Decrease (increase) in:
Receivables	539,543	28,029
Income tax receivable	(250,454)	(900,000)
Inventories	(375,732)	(51,856)
Other current assets	24,049	2,004
Deferred tax assets	-	244,000
Increase (decrease) in:
Accounts payable	251,252	17,310
Accrued liabilities	(182,326)	(160,489)
Customer deposits	(387,900)	(129,838)
Deferred revenue	39,191	23,045

Net cash used in operating activities	(2,485,656)	(2,014,080)

Cash flows from investing activities:
Sales of investments	10,150,957	4,988,760
Purchases of investments	(23,935)	(1,925,808)
Purchase of property and equipment	(32,855)	(1,273,449)
Increase in patents	-	(20,966)

Net cash provided by investing activities	10,094,167	1,768,537

Cash flows from financing activities:
Proceeds from the sale of common stock	-	106,506

Net increase (decrease) in cash and cash equivalents	7,608,511	(139,037)
Cash and cash equivalents, beginning of period	1,394,652	416,540

Cash and cash equivalents, end of period	$9,003,163	$277,503

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of May 31, 2009 and for the three months and nine months ended May 31, 2009 and 2008 is unaudited, and the balance sheet as of August 31, 2008 is derived from audited financial statements.  The accompanying unaudited condensed balance sheets of the Company as of May 31, 2009 and August 31, 2008, the related unaudited condensed statements of operations for the three months and nine months ended May 31, 2009 and 2008, and the related unaudited condensed statements of cash flows for the nine months ended May 31, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2008.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2009 and August 31, 2008, our results of operations for the three months and nine months ended May 31, 2009 and 2008, and our cash flows for the nine months ended May 31, 2009 and 2008 have been included.  The results of operations for the three months and nine months ended May 31, 2009 may not be indicative of the results for our fiscal year ending August 31, 2009.

Note 2.  Net Loss Per Common Share

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Weighted average number of shares outstanding – basic	21,886,000	21,359,000	21,835,000	21,325,000
Dilutive effect of stock options	-	-	-	-

Weighted average number of shares outstanding – diluted	21,886,000	21,359,000	21,835,000	21,325,000

No stock options are included in the computation of diluted weighted average number of shares for the three months and nine months ended May 31, 2009 and 2008 because the effect would be anti-dilutive.  As of May 31, 2009, the Company had outstanding options to purchase a total of 2,277,287 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

Note 3.  Investments

Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  As of May 31, 2009, we had no investments, but had cash and cash equivalents of $9,003,163, comprised primarily of money market funds.  As of August 31, 2008, our investments consisted primarily of a highly liquid, managed portfolio of mutual funds, and were all considered available-for-sale securities.  The investments are carried at fair value based on quoted market prices, with net unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity in our balance sheets.  Realized gains and losses are included in our statements of operations.  The mutual funds were comprised of two categories:  corporate debt funds and equity income funds.

The amortized cost, gross unrealized gains and losses, and fair value of our investments by major security type were as follows as of August 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Type of Security	Cost	Gains	(Losses)	Value

Corporate debt funds	$11,518,134	$-	$(1,158,692)	$10,359,442

Equity income funds	5,031,467	-	(982,724)	4,048,743

Other short-term interest-bearing securities	79,007	-	-	79,007

Total	$16,628,608	$-	$(2,141,416)	$14,487,192

The other short-term interest-bearing securities as of August 31, 2008 were comprised primarily of money market funds.

Effective September 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities, or our fiscal year beginning September 1, 2009.

SFAS No. 157 provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs, other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.

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

After considering the factors outlined above, we liquidated 100% of our mutual funds in March and May 2009 and recognized a loss on investments in the condensed statements of operations of $6,501,586 for the nine months ended May 31, 2009 and $2,125,999 for the three months ended May 31, 2009.  The cost basis of these investments was $16,652,543, determined on a specific identification basis.  We had concluded that the portion of the unrealized loss at February 28, 2009 attributed to the investments sold was other than temporary.  Therefore, we recognized a loss on investments of $4,375,587 in the condensed statements of operations for the three months ended February 28, 2009.  Proceeds of $10,150,957 from these sales of investments were deposited in money market funds.

Note 4.  Inventories

Inventories consisted of the following:
	May 31, 2009	August 31, 2008

Parts and supplies	$1,108,465	$802,956
Work-in-process	621,157	608,391
Finished goods	111,263	53,806
Reserve for obsolete inventory	(40,000)	(40,000)

Inventories, net	$1,800,885	$1,425,153

Note 5.  Property and Equipment

Property and equipment consisted of the following:
	May 31, 2009	August 31, 2008

Equipment	$1,074,116	$1,048,061
Furniture and fixtures	298,576	298,576
Leasehold improvements	24,220	17,420
Building	956,000	956,000
Land	244,000	244,000

	2,596,912	2,564,057
Less accumulated depreciation	(1,217,647)	(1,122,533)

Property and equipment, net	$1,379,265	$1,441,524

Note 6.  Related Party Transactions

During the three months ended May 31, 2009 and 2008, we had sales of $460,423 and $189,207, respectively, to an entity controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 50% and 21% of total sales for each respective three-month period.

During the nine months ended May 31, 2009 and 2008, we had sales of $585,919 and $1,932,345, respectively, to this entity.  These related party transactions represent approximately 20% and 51% of total sales for each respective nine-month period.

As of May 31, 2009 and August 31, 2008, receivables included $248,485 and $737,483, respectively, from this entity.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 in our 2008 Annual Report on Form 10-K.  As of May 31, 2009, we had approximately 719,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Cost of sales	$18,009	$21,148	$54,867	$63,444
Research and development	48,042	35,125	138,648	95,745
Selling, general and administrative	218,254	153,046	640,149	415,224

Total	$284,305	$209,319	$833,664	$574,413

During the nine months ended May 31, 2009, we granted 990,760 options to our directors and employees, 905,760 options with one fifth vesting each year for the next five years, and 85,000 options with one third vesting each year for the next three years.

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.93 years is approximately $3,275,000 as of May 31, 2009.

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the nine months ended May 31, 2009 are shown below:

Expected volatility	66.30%
Expected dividends	0.00%
Expected term	6.0 Years
Risk-free interest rate	2.70%

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

The weighted-average grant-date fair value of stock options granted during the nine months ended May 31, 2009 was $1.89.

A summary of the time-based stock option awards as of May 31, 2009, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2008	2,182,629	$3.02
Granted	990,760	3.10
Exercised	(815,102)	1.04
Forfeited or expired	(81,000)	6.35

Outstanding at May 31, 2009	2,277,287	$3.69	8.26

Exercisable at May 31, 2009	858,335	$3.61	6.76	$331,477

Note 8.  Income Taxes

The income tax (provision) benefit consisted of the following:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Current	$151,000	$336,071	$1,386,000	$815,071
Deferred	-	-	(229,000)	(168,000)

Total	$151,000	$336,071	$1,157,000	$647,071

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

The deferred income tax provision of $229,000 and $168,000 in the nine months ended May 31, 2009 and 2008, respectively, resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including portions of our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items to offset income taxes paid.

Note 9.  Supplemental Cash Flow Information

The Company paid $1,675 and $0 for interest expense during the nine months ended May 31, 2009 and 2008, respectively.  The Company paid $10,561 and $8,929 for income taxes during the nine months ended May 31, 2009 and 2008, respectively.

During the nine months ended May 31, 2009, the Company had the following non-cash financing and investing activities:

•	Increased other comprehensive loss and decreased investments by $4,360,170.

•	Increased common stock and decreased additional paid-in capital by $618.

•	Decreased income tax receivable and additional paid-in capital by $194,436.

During the nine months ended May 31, 2008, the Company had the following non-cash financing and investing activities:

•	Recorded an increase in additional paid-in capital of $173,961 and an increase in income tax receivable of $173,961 related to the tax benefit from the exercise of stock options.

•	Increased other comprehensive loss by $922,173, decreased investments by $710,173 and decreased short-term deferred tax asset by $212,000.

•	Increased common stock and decreased additional paid-in capital by $24.

Note 10.  Recent Accounting Pronouncements

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning September 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning September 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The statement is effective for interim and annual periods ending after June 15, 2009, or our fiscal year ending August 31, 2009.  We do not believe the implementation of this statement will have a material impact on our financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  On June 3, 2009, in connection with the issuance of SFAS No. 162, the FASB voted to approve the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP to be launched on July 1, 2009.  The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that end after September 15, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered non-authoritative.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FSP No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities carried at fair value on a recurring basis, and for fiscal years beginning after November 15, 2008 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

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

General

BSD Medical Corporation (the “Company”) develops, manufactures, markets and services medical systems that deliver precision-focused radio frequency (RF) or microwave energy into diseased sites of the body, heating them to specified temperatures as required by a variety of medical therapies.  Our business objectives are to commercialize our products developed for the treatment of cancer and to further expand our systems to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer as provided through microwave/RF systems.

While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for technology that has contributed to a  new medical industry addressing the needs of men’s health.  In accordance with our strategic plan, we subsequently sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide substantial funding that we can utilize for commercializing our systems used in the treatment of cancer and in achieving other business objectives.

In spite of the advances in cancer treatment technology, nearly 40% of cancer patients continue to die from the disease in the United States.  Our product line includes systems that have been strategically designed to offer a range of thermal treatment systems for the treatment of cancer, including both hyperthermia and ablation treatment systems. Studies have shown that both hyperthermia and ablation treatments kill cancer but they have different clinical applications.

Our hyperthermia cancer treatment systems are used to treat cancer with heat (hyperthermia) while boosting the effectiveness of radiation through a number of biological mechanisms.  Hyperthermia is usually used to increase the effectiveness of other therapies; e.g., radiation therapy and chemotherapy for the treatment of locally advanced cancers.  Hyperthermia usually refers to treatments delivered at temperatures of 40-49°C for one hour.

Our microwave ablation system is to be used to ablate (remove or vaporize) soft tissue with heat alone.  Thermal ablation usually refers to heat treatments delivered at temperatures above 55°C for short periods of time.  Thermal ablation is used to destroy local tumors using a short intense focus of heat on a specific area, which is usually small, similar to surgical removal of the tumor.

Commercialization of our systems that are used to treat cancer is our most immediate business objective.  Current and future cancer treatment sites for our systems may include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, esophagus, liver, brain, bone, stomach and lung.  Our cancer treatment systems have been used to treat thousands of patients throughout the world and have received many awards, including the Frost & Sullivan “Technology Innovation of the Year Award” for cancer therapy devices awarded for the development of the BSD-2000.

Our Products and Services

We have developed technology and products for thermal ablation and hyperthermia cancer therapy through multiple techniques, which collectively allow cancer to be treated virtually anywhere in the body:

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

•	Deep hyperthermia non-invasively treats tumors located deep within the body, including many problematic cancer sites located in the pelvis.

MicroThermX-100.  Our MicroThermX-100 Microwave Ablation System (the “MTX-100”) has been developed to employ precision-guided microwave energy to ablate soft tissue.  The MTX-100 is a compact, mobile system that includes a state-of-the-art computer, a microwave generator, single-patient-use disposable applicators and a proprietary thermistor-based temperature monitoring system.  The delivery of microwave energy is controlled by time and power parameters set by the operator utilizing an interactive touch-screen monitor that allows the operator to quickly and easily control the treatment.  The MTX-100 provides minimally invasive access to the target tissue and can be used in open surgical as well as in percutaneous ablation procedures, which will allow the MTX-100 to be used by both surgeons and interventional radiologists.  The MTX-100 was developed to provide treatments as a stand-alone therapy, rather than only in combination with other therapies.

The MTX-100 represents a major part of our business plan moving forward.  It introduces into our product line a disposable applicator used in each treatment, which we believe represents the potential for a significant ongoing revenue stream after the sale of the system.  Our sales force is experienced in marketing to interventional radiologists and surgeons, the users of thermal ablation systems.  Internationally, we expect sales will be conducted through established and new distributors located primarily in Europe and Asia.

In September 2008, the U.S. Food and Drug Administration (“FDA”) granted us a 510(k) clearance to market the MTX-100, which authorizes the commercial sale of the device in the United States.  At the same time that we received the 510(k) clearance for Phase I of the MTX-100 System, we had already started design of a more advanced Phase II ablation system that would provide a wider range of clinical applications and improved ease of use as well as additional revenue streams.  Since receipt of FDA clearance to market the MTX-100, we have devoted significant efforts to optimizing the design of the system to improve its ease of use and its medical applications.  Following clinical evaluations of Phase I, we decided to postpone market entry until completion of the optimized Phase II design.  We believe this will allow us to enter this market with an optimized system that will have a wider range of clinical applications and increased revenue streams.

Additional time will be required to complete the market-ready Phase II design, apply for applicable regulatory approvals, and finalize the manufacturing processes for the MTX-100 and the applicators.  Also, final marketing and sales strategies must be completed prior to market introduction.  We currently are unable to predict when these efforts will be completed and when revenues from the sale of the MTX-100 and related applicators will begin.  We do not believe, however, that these revenues will begin until at least the first or second quarter of calendar year 2010.

BSD-500.  Our BSD-500 systems are used to deliver either superficial hyperthermia therapy, which is non-invasive and delivered externally using antennae placed over the tumor, or interstitial hyperthermia therapy, which is delivered using antennae that are inserted into the tumor, or both.  These systems include a touch screen display monitor by which the operator controls the hyperthermia treatment, computer equipment and software that controls the delivery of microwave energy to the tumor, and a generator that creates the needed microwave energy for the treatment.  Additionally, the systems include a variety of applicator (radiating antennae) configurations, depending on the system.  Various configurations of non-invasive applicators (antennae) are used for superficial hyperthermia treatments.  For interstitial hyperthermia treatments, the system may include up to 24 small microwave heat-delivering antennae that are inserted into catheters used for internal radiation therapy (called brachytherapy).

Our primary FDA approval (described as a pre-market approval, or PMA, which is the standard FDA approval required to market Class III medical devices in the United States) for the BSD-500 is for the use of hyperthermia and radiation therapy to treat certain tumors using the BSD-500 Hyperthermia System.  There are some clinical studies that have been published that show the effectiveness and safety for the use of hyperthermia and certain chemotherapy drugs for the treatment of some cancers.  We do not currently have FDA approval for the use of hyperthermia in conjunction with chemotherapy, but physicians are allowed to utilize medical devices that have been approved or cleared by the FDA, including the BSD-500 Hyperthermia System, for off label indications (indications for use that are not included in the FDA approval or clearance).

We have received FDA approval through FDA supplements for implementation of a new operating system and a new power generation system and other commercial upgrades for the BSD-500 configurations. We have also certified the BSD-500 systems for the CE Mark, which is required for export into some European and non-European countries.

BSD-2000.  The BSD-2000 family of products includes the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR.  These systems non-invasively deliver localized therapeutic heating (hyperthermia) to solid tumors by applying radiofrequency (RF) energy to certain cancerous tumors, including those located deep within the body.  These systems consist of four major subsystems:  an RF power generator delivery subsystem; a proprietary, thermistor-based, thermometry subsystem; a computerized monitoring and control subsystem; and an applicator subsystem that includes an applicator and patient support system; as well as various accessories.  The BSD-2000 delivers energy to a patient using a power source and an array of multiple antennae that surround the patient’s body.  The BSD-2000 systems create a central focusing of energy that can be adjusted to target the 3-dimensional shape, size, and location of the tumor, thus providing dynamic control of the heating delivered to the tumor region.  The basic BSD-2000 has eight microwave antennae enabling this electronic steering of energy within the patient’s body.  The BSD-2000/3D has 24 microwave antennae enabling additional electronic steering along the long axis of the body.  The 3D steering is particularly useful when implemented with a magnetic resonance system that is capable of non-invasive 3D imaging showing the heated regions, thus permitting the 3D steering to more accurately target the energy to the tumor site.

The BSD-2000 systems have not yet received PMA from the FDA for commercial marketing in the United States, but the BSD-2000 has obtained an investigational device exemption, or IDE, for placement in the United States for research purposes only.  We have also certified the BSD-2000 family for the CE Mark required for export into certain European and non-European countries and have obtained regulatory approval for the sale of the BSD-2000 in the People’s Republic of China.

We have been engaged over the past three years in the extensive process of supporting an FDA submission requesting a PMA for the BSD-2000 that was filed on March 28, 2006.  During the PMA review process, we continued to work closely with the FDA to determine an appropriate pathway to obtain a marketing approval for the BSD-2000 utilizing the clinical data that was available to us to support a marketing approval.  During this process, we submitted multiple amendments and held multiple face-to-face meetings with the FDA.  As a result of the process, the FDA suggested that the Humanitarian Device Exemption (“HDE”) marketing approval process might be the most expeditious pathway for us to obtain a marketing approval.  Due to the length of time that the submission had already been under review by the FDA, the significant amount of additional time required to continue to pursue the PMA approval, and our desire to bring the BSD-2000 to market as quickly as possible, we followed the FDA’s suggestion.

On May 18, 2009, the FDA granted Humanitarian Use Device (“HUD”) designation for our BSD-2000 for use in conjunction with radiation therapy for the treatment of cervical carcinoma patients who are ineligible for chemotherapy.  This is the first of the two steps required to obtain HDE marketing approval.  Subsequent to the FDA granting the Humanitarian Use Designation for the BSD-2000, which confirms that the intended use population is fewer than 4,000 patients per year, we filed an HDE submission with the FDA.  The FDA has 75 days from the date of receipt of the HDE submission to grant or deny an HDE application.  This period includes a 30 day filing period during which the FDA determines whether the HDE application is sufficiently complete to permit substantive review.  During this review, the FDA may refine the indications for use which received HUD designation to finalize the indications for use for which HDE approval will be granted.  This decision will be based on the data that is available to support the device’s HDE application.  We believe that the data previously submitted to the FDA and reviewed by the agency in our PMA application can be used to support the HDE approval, and that this previous review may expedite marketing approval for the BSD-2000.

The PMA was placed on hold until the HUD designation was granted by the FDA.  Once the HUD designation was granted and the HDE was filed, per FDA regulations, we withdrew the PMA submission.   We can decide to pursue a PMA approval for the BSD-2000 at a future date.

The HDE approval of the BSD-2000 Hyperthermia System will authorize the commercial sale of the BSD-2000 in the United States.  However, there are some differences between the HDE marketing approval and the PMA marketing approval, as well as some limitations on the HDE approved devices, including: the HDE approval demonstrates safety and probable benefit, is intended for use in the treatment of a disease that affects fewer than 4,000 individuals in the United States per year, is only granted when no comparable device has been approved to treat the same disease population, and requires approval from an Institutional Review Board before being used in a facility.    In addition, we cannot charge an amount for an HDE approved device that exceeds the costs of research and development, fabrication, and distribution.  A device can have both a PMA approval and an HDE approval as long as the approvals are for different indications for use.  In addition, a product can have multiple HDE approvals for different applications, and we may decide to pursue additional HDE approvals for the BSD-2000 in the future.

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

As is the case for the BSD-2000/3D, we have not yet submitted to the FDA a pre-market approval application for the BSD-2000/3D/MR. We can, however, market the BSD-2000/3D/MR in Europe as we have CE Mark approval for the BSD-2000/3D/MR, provided we interface the system with an MRI system that also is approved in Europe.

Marketing and Distribution

Our target customers include clinics, hospitals and institutions in which cancer is treated, located either in the United States or international markets.

To support our sales and marketing efforts in the United States, we maintain a sales and marketing organization currently consisting of eight persons.  In addition, our vice president of international sales directs our international sales and marketing efforts, which consist of relationships with distributors and other agents as well as our own direct sales efforts.

We are currently concentrating on expanding our business into international markets, which we consider to represent our greatest business opportunities.

We entered into an agreement with Dalian Orientech Co. LTD, a privately owned company, to assist us in obtaining regulatory approval for the sale of the BSD-2000 in the People’s Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country.  We subsequently obtained Chinese regulatory approval, allowing the distributor to begin to market and sell the BSD-2000 system to hospitals in China.  We believe the prospects for increased sales of our systems in China represent one of our greatest business opportunities.

Historically, a significant portion of our revenues have been derived from sales to Medizin-Technik GmbH located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  Medizin Technik is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder. We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in other countries in Europe, India, and Asia.  We recently announced the selection of a distributor in India, the world’s second most populated country, and have appointed a sales manager for Latin America whose focus will be the medical markets in Mexico, Brazil, Argentina and Chile, as well as other Latin American countries.

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

Investments:  Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  As of May 31, 2009, we had no investments.  As of August 31, 2008, our investments consisted primarily of a highly liquid, managed portfolio of mutual funds, and were all considered available-for-sale securities.  The investments are carried at fair value based on quoted market prices, with net unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity in our balance sheets.  Realized gains and losses are included in our statements of operations.  We continually review our investments to determine whether a decline in fair value below the cost basis is other than temporary.  We consider several factors, evaluated both individually and collectively, with the evaluation involving a high level of complexity and judgment.  The following factors, among others, are considered: general market conditions; the length of time and extent to which our investments’ market value has been less than cost; the level of income that we continue to receive from our mutual funds, noting whether our dividends have been reduced or eliminated or any scheduled dividend payments have not been made; the recommendation of our investment advisor; sales of investments or our decision to sell investments subsequent to a reporting period; for our corporate debt funds, our analysis and conclusion that the decline in value is not attributable to specific conditions in any one industry or geographic area; and for our corporate debt funds, our analysis and conclusion that the default rate within the individual funds continues to be low and that no significant concentrations of debt is scheduled to mature in the next two years.  Changes in financial and economic markets can result in significant changes in these estimates.

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

Results of Operations

Revenues:  The following table summarizes the number of our systems sold for the respective reporting periods:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

BSD-500	1	3	5	8
BSD-2000	1	-	4	-
BSD-2000/3D	1	-	1	-
BSD-2000/3D/MR	-	-	-	2

Total	3	3	10	10

Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  Through May 31, 2009, we have not had any sales of our MicroThermX-100 system.

Total revenues for the three months ended May 31, 2009 were $926,075 compared to $915,017 for the three months ended May 31, 2008, an increase of $11,058, or 1%.  Total revenues for the nine months ended May 31, 2009 were $2,887,668 compared to $3,778,397 for the nine months ended May 31, 2008, a decrease of $890,729, or 24%.  The overall decrease in revenues in the current fiscal year is due primarily to a significant decrease in related party sales, partially offset by an increase in non-related party sales, as further discussed below.  In addition, we have not sold any higher priced BSD-2000/3D/MR systems in the current fiscal year.

Non-Related Party Sales:  In the three months ended May 31, 2009, we earned $465,652, or 50%, of our revenues from sales to unrelated parties, as compared to $725,810, or 79%, in the three months ended May 31, 2008.  These sales for the three months ended May 31, 2009 consisted of product sales of $430,000, service of $22,199, probes of $2,400, and other revenue of $11,053.  By comparison, these sales for the three months ended May 31, 2008 consisted of product sales of $703,000, service of $13,975, probes of $1,800 and other revenues of $7,035.  Even though we sold the same number of systems in the second quarter of the current fiscal year compared to the same quarter last year, we had a different mix of systems sold with a lower average sales price per system.

In the nine months ended May 31, 2009, we earned $2,301,749, or 80%, of our revenues from sales to unrelated parties, as compared to $1,846,052, or 49%, in the nine months ended May 31, 2008, with the increase due primarily to more systems sold in the current fiscal year.  In addition, as the number of our systems in use increases, our service revenue increases.  These sales for the nine months ended May 31, 2009 consisted of product sales of $2,219,040, service of $52,542, probes of $4,802 and other revenue of $25,365.  By comparison, these sales for the nine months ended May 31, 2008 consisted of product sales of $1,758,700, service of $38,842, probes of $16,247 and other revenues of $32,263.

Related Party Sales:  We earned $460,423, or approximately 50%, of our revenues in the three months ended May 31, 2009 from sales to related parties as compared to $189,207 or approximately 21%, in the three months ended May 31, 2008.  These sales were to Medizin-Technik and increased in the three months of the current fiscal year primarily due to an increase in the number of systems sold compared to the same three months of the prior fiscal year.  The sales consisted of product sales of $442,500, sales of probes of $8,250 and other revenues of $9,673 in the three months ended May 31, 2009.  These sales for the three months ended May 31, 2008 consisted of sales of component parts of $166,313, sales of probes of $6,225 and other revenues of $16,669.  We had no related party systems sales in the three months ended May 31, 2008.

In the nine months ended May 31, 2009, we earned $585,919, or approximately 20%, of our revenues from sales to related parties as compared to $1,932,345 or approximately 51%, in the nine months ended May 31, 2008.  These sales were to Medizin-Technik and decreased in the current fiscal year primarily due to a decrease in the number of systems sold.  The sales consisted of product sales of $442,500, sales of component parts of $65,839, sales of probes of $44,271 and other revenues of $33,309 in the six months ended February 28, 2009.  These sales for the nine months ended May 31, 2008 consisted of product sales of $1,682,711, sales of component parts of $166,313, sales of probes of $25,650 and other revenues of $57,671.

Cost of Sales:  Cost of sales in the three months ended May 31, 2009 was $270,629 compared to $309,276 in the three months ended May 31, 2008, a decrease of $38,647, or 12%.  Even though we sold the same number of systems in the second quarter of the current fiscal year compared to the same quarter last year, we had a different mix of systems sold with a lower average sales price per system and a lower average direct cost of sales per system.  Cost of sales in the nine months ended March 31, 2009 was $1,259,739 compared to $713,724 in the nine months ended March 31, 2008, an increase of $546,015, or 77%.  This increase resulted primarily from increased product sales in the current fiscal year of systems with higher sales prices and higher cost of sales per system.  We also have experienced a modest increase in our manufacturing costs in the current fiscal year, primarily from increased labor costs.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of revenues for the period, the product configuration, pricing and other factors.

Cost of sales to related parties in the three months ended May 31, 2009 increased to $267,556 from $66,750 in the three months ended May 31, 2008 primarily due to an increase in the number of systems sold in the three months of the current fiscal year compared to the same three months of the prior fiscal year.  Cost of sales to related parties decreased in the nine months ended May 31, 2009 to $352,877 from $694,062 in the nine months ended May 31, 2008 resulting primarily from decreases in related party product sales in the current fiscal year.  All of the related party cost of sales was attributable to sales to Medizin-Technik.

Gross Profit:  Total gross profit in the three months ended May 31, 2009 was $387,890 or 42% of total sales, as compared to $539,171 or 59% of total sales in the three months ended May 31, 2008.  Total gross profit in the nine months ended May 31, 2009 was $1,275,052 or 44% of total sales, as compared to $2,370,611 or 63% of total sales in the nine months ended May 31, 2008.  This decrease resulted from the increase in sales of systems in the current year with lower gross margins than the higher priced, higher margin systems sold in the first nine months of the prior fiscal year.  In addition, margins decreased in the current year as a result of pricing with certain products and the increase in manufacturing costs discussed above.  The gross margin percentage will fluctuate from period to period depending on the mix of revenues for the period, the product configuration, pricing and other factors.

Research and Development Expenses:  Research and development expenses were $509,422 for the three months ended May 31, 2009, as compared to $481,692 for the three months ended May 31, 2008, an increase of $27,730, or approximately 6%.  Research and development expenses were $1,443,563 for the nine months ended May 31, 2009, as compared to $1,252,914 for the nine months ended May 31, 2008, an increase of $190,649, or approximately 15%.  The increase in research and development expenses on a year-to-date basis in the current fiscal year is due to our continuing efforts to develop an advanced generation of the microwave ablation system, software improvements to enhance the utility of the BSD-500 and BSD-2000 systems, possible market expansion of our current products into other cancer and non-cancerous indications, and other enhancements to our current products and the development of new products.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses for the three months ended May 31, 2009 were $1,653,363, as compared to $1,368,451 for the three months ended May 31, 2008, an increase of $284,912, or approximately 21%.  Selling, general and administrative expenses for the nine months ended May 31, 2009 were $4,663,942, as compared to $4,196,516 for the nine months ended May 31, 2008, an increase of $467,426, or approximately 11%. The increase in selling, general and administrative expenses in the current fiscal year is due primarily to severance payments paid in the three months ended May 31, 2009 to our former president, higher non-cash stock option expense, and an increase in our board compensation due to the addition of one new director.

Interest and Investment Income:  Interest and investment income decreased to $56,246 in the three months ended May 31, 2009, as compared to $226,692 for the three months ended May 31, 2008, and decreased to $578,813 in the nine months ended May 31, 2009, as compared to $771,680 in the nine months ended May 31, 2008.  The decrease in interest and investment income in the current fiscal year resulted primarily from lower levels of cash and investments compared to the prior fiscal year.  The proceeds from the sale of our mutual funds in March and May 2009 have been deposited in money market funds.  Therefore, we anticipate that our interest and investment income for the foreseeable future will be substantially less than previously earned on our mutual funds, but will significantly reduce our exposure to market fluctuations.

Realized Loss on Investments:  We sold 100% of our investments in mutual funds in March and May 2009.  The investments had a total cost basis of $16,652,543 and we received total proceeds of $10,150,957, resulting in a realized loss of $6,501,586.  We recognized $2,125,999 of the loss in the three months ended May 31, 2009 and $4,375,587 of the loss in the three months ended February 28, 2009.  We had no realized loss on investments in the prior fiscal year.  As a result, at May 31, 2009, we had no investments, but cash and equivalents of $9,003,163, comprised primarily of money market funds.

Income Tax Benefit: The income tax benefit in the three months ended May 31, 2009 and 2008 was $151,000 and $336,071, respectively, consisting of a current tax benefit.  The income tax benefit of $1,157,000 in the nine months ended May 31, 2009 is comprised of a current income tax benefit of $1,386,000, partially offset by a deferred income tax provision of $229,000. By comparison, the income tax benefit for the nine months ended May 31, 2008 was $647,071, comprised of a current benefit of $815,071, partially offset by a deferred provision of $168,000.

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

The deferred income tax provision of $229,000 and $168,000 in the nine months ended May 31, 2009 and 2008, respectively, resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items to offset income taxes paid.  As a result, we do not anticipate that we will record further income tax benefits from taxable losses and tax credits as a result of recording a 100% valuation allowance against the related deferred tax assets.

Net Loss:  During the three months ended May 31, 2009 we had a net loss of $3,715,444, after recording an income tax benefit of $151,000, as compared to a net loss of $789,229, after recording an income tax benefit of $336,071 in the three months ended May 31, 2008.  During the nine months ended May 31, 2009 we had a net loss of $9,683,796, after recording an income tax benefit of $1,157,000, as compared to a net loss of $1,812,001, after recording an income tax benefit of $647,071 in the nine months ended May 31, 2008.  The increase in the net loss in the current fiscal year is due primarily to the decrease in total revenues, increase in total operating costs and expenses, and increase in realized loss on investments as discussed above.

Liquidity and Capital Resources

Since inception through May 31, 2009, we have generated an accumulated deficit of $14,973,048.  Included in this amount is a realized loss on investments of $6,501,586 recorded in the nine months ended May 31, 2009.  The remainder of the accumulated deficit can be attributed to our operations, where our operating revenues have been insufficient to cover our operating expenses.  We have historically financed our operations through cash from operations, research grants, licensing of technological assets, issuance of common stock and sale of investments in spinoff operations.  As of May 31, 2009, we had liquidated 100% of our investments in mutual funds and had cash and cash equivalents of $9,003,163, comprised primarily of money market funds.  At August 31, 2008, we had cash, cash equivalents and investments totaling $15,881,844.

During the nine months ended May 31, 2009, we used cash of $2,485,656 in operating activities, primarily as a result of our net loss of $9,683,796 decreased by non cash expenses of $1,038,931, including depreciation and amortization, and stock-based compensation, and realized loss on investments of $6,501,586.  Net cash used in operating activities also included an increase in income tax receivable of $250,454, increase in inventories of $375,732, decrease in accrued liabilities of $182,326 and a decrease in customer deposits of $387,900, partially offset by a decrease in receivables of $539,543, decrease in other current assets of $24,049, increase in accounts payable of $251,252 and increase in deferred revenue of $39,191.

By comparison, net cash used in operating activities was $2,014,080 during the nine months ended May 31, 2008, which included an increase in income tax receivable of $900,000, increase in inventories of $51,856, decrease in accrued liabilities of $160,489, and decrease in customer deposits of $129,838, partially offset by a decrease in receivables of $28,029, decrease in other current assets of $2,004, decrease in deferred tax assets of $244,000, increase in accounts payable of $17,310 and an increase in deferred revenue of $23,045.

Net cash provided by investing activities for the nine months ended May 31, 2009 was $10,094,167, resulting from the proceeds from the sale of investments of $10,150,957, partially offset by the purchase of investments of $23,935 and the purchase of property and equipment of $32,855.  For the nine months ended May 31, 2008, net cash provided by investing activities was $1,768,537, resulting from the sale of investments of $4,988,760, partially offset by the purchase of investments of $1,925,808, the purchase of property and equipment of $1,273,449 and the increase in patents of $20,966.

No net cash was provided by financing activities for the nine months ended May 31, 2009.  Net cash provided by financing activities for the nine months ended May 31, 2008 consisted of proceeds of $106,506 from the sale of common stock through the exercise of stock options.

We expect to incur additional expenses related to the commercial introduction of our systems, research and development, trade shows, expenditures on publicity, travel, increased sales salaries and commissions and other related expenses.  In addition, we anticipate that we will incur increased expenses related to seeking governmental and regulatory approvals for our products and continued expenses related to corporate governance and compliance with the Sarbanes-Oxley Act of 2002, during the remainder of fiscal 2009.

We believe that our current cash and cash equivalents and income tax refunds receivable will be sufficient to fund our operations for the next twelve months.

If we cannot cover any future cash shortfalls with cost cutting or available cash, we would need to obtain additional financing.  Due to recent turmoil in the global financial markets, we cannot be certain that any financing will be available when needed or will be available on terms acceptable to us.  If we raise equity capital, our stockholders will be diluted.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

As of May 31, 2009, we have no significant commitments for the purchase of property and equipment.

The Company has no off balance sheet arrangements as of May 31, 2009.

Recent Accounting Pronouncements

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning September 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning September 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The statement is effective for interim and annual periods ending after June 15, 2009, or our fiscal year ending August 31, 2009.  We do not believe the implementation of this statement will have a material impact on our financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with GAAP for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  On June 3, 2009, in connection with the issuance of SFAS No. 162, the FASB voted to approve the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP to be launched on July 1, 2009.  The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that end after September 15, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered non-authoritative.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our expectations regarding the commercialization of, and the potential revenue from, the BSD-2000, BSD 500 and MicroThermX-100 systems;

•	our expectations to further expand our developments to treat other diseases and medical conditions;

•	our belief that the implementation of recent accounting pronouncements will not have a material impact on our financial statements;

•	our belief concerning the market potential for developed cancer therapy systems;

•	our expectation that our interest and investment income for the foreseeable future will be substantially less than previously earned on our mutual funds.

•	our expectations that we will incur increased expenses related to seeking governmental and regulatory approvals for our products;

•	our expectations regarding FDA approvals relating to the BSD-2000 system;

•	our expectations related to the amount of expenses we will incur for the commercial introduction of our systems;

•	our expectation that we will continue to incur expenses related to our corporate governance and compliance with the Sarbanes-Oxley Act of 2002; and

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

Item 5.      Other Information

In April 2009, Dennis P. Gauger, our Chief Financial Officer, became a full time employee, and his annual base salary was increased to $180,000.  In addition, Mr. Gauger was granted an option to purchase 100,000 shares of our common stock with an exercise price of $2.40 per share and vesting 20% per year over five years.

Item 6.      Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
10.1	Exclusive Distribution Agreement with Sennewald/Medizin-Technik GmbH dated May 13, 2009
10.2	Separation Agreement, dated April 7, 2009, between BSD Medical Corporation and Hyrum A. Mead. Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 8, 2009
10.3	Offer Letter, dated April 7, 2009, between BSD Medical Corporation and Harold R. Wolcott. Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 8, 2009
31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSD MEDICAL CORPORATION

Date: July 10, 2009	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: July 10, 2009	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)