Form 10-Q
period 2009-11-30
BSD MEDICAL CORP
filed 2010-01-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of January 14, 2010, there were 22,039,301 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)

ASSETS	November 30, 2009	August 31, 2009
Current assets:
Cash and cash equivalents	$5,933,675	$7,791,938
Accounts receivable, net of allowance for doubtful accounts of $20,000	135,800	289,617
Related party trade accounts receivable	152,560	41,016
Income tax receivable	1,415,758	1,415,758
Inventories, net	2,042,627	1,794,476
Other current assets	143,157	94,536
Total current assets	9,823,577	11,427,341

Property and equipment, net	1,335,259	1,352,384
Patents, net	72,163	77,633

	$11,230,999	$12,857,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$367,575	$226,905
Accrued liabilities	393,696	548,079
Deferred revenue – current portion	57,039	67,851
Total current liabilities	818,310	842,835

Deferred revenue – net of current portion	120,694	73,534

Total liabilities	939,004	916,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.001 par value, 40,000,000 shares authorized, 22,039,301 shares issued	22,040	22,040
Additional paid-in capital	28,890,884	28,593,305
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(18,620,695)	(16,674,122)
Total stockholders’ equity	10,291,995	11,940,989

	$11,230,999	$12,857,358

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2009	2008
Revenues:
Sales	$272,895	$1,208,396
Sales to related parties	153,308	23,168

Total revenues	426,203	1,231,564

Operating costs and expenses:
Cost of sales	226,520	600,480
Cost of related party sales	150,847	22,172
Research and development	543,427	507,223
Selling, general and administrative	1,459,395	1,510,307

Total operating costs and expenses	2,380,189	2,640,182

Loss from operations	(1,953,986)	(1,408,618)

Other income (expense):
Interest and investment income	3,209	258,732
Other income (expense)	4,204	(34,259)

Total other income (expense)	7,413	224,473

Loss before income taxes	(1,946,573)	(1,184,145)

Income tax provision	-	(249,000)

Net loss	(1,946,573)	(1,433,145)

Other comprehensive loss - increase in unrealized loss on investments, net of income tax	-	(4,391,565)

Net comprehensive loss	$(1,946,573)	$(5,824,710)

Net loss per common share:
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)

Weighted average number of shares outstanding:
Basic	22,039,000	21,769,000
Diluted	22,039,000	21,769,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,946,573)	$(1,433,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,774	33,276
Stock-based compensation	297,579	273,173
Stock issued for services	-	37,500
Decrease (increase) in:
Receivables	42,273	40,712
Income tax receivable	-	249,000
Inventories	(248,151)	(236,241)
Other current assets	(48,621)	24,506
Increase (decrease) in:
Accounts payable	140,670	309,068
Accrued liabilities	(154,383)	(86,433)
Customer deposits	-	(119,729)
Deferred revenue	36,348	(8,307)

Net cash used in operating activities	(1,845,084)	(916,620)

Cash flows from investing activities:
Purchase of property and equipment	(13,179)	(18,185)
Purchase of investments	-	(216,638)

Net cash used in investing activities	(13,179)	(234,823)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(1,858,263)	(1,151,443)
Cash and cash equivalents, beginning of period	7,791,938	1,394,652

Cash and cash equivalents, end of period	$5,933,675	$243,209

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of November 30, 2009 and for the three months ended November 30, 2009 and 2008 is unaudited, and the condensed balance sheet as of August 31, 2009 is derived from audited financial statements.  The accompanying unaudited condensed balance sheets of the Company as of November 30, 2009 and August 31, 2009, the related unaudited condensed statements of operations and of cash flows for the three months ended November 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2009.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2009 and August 31, 2009, and our results of operations and our cash flows for the three months ended November 30, 2009 and 2008 have been included.  The results of operations for the three months ended November 30, 2009 may not be indicative of the results for our fiscal year ending August 31, 2010.

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended November 30,
	2009	2008

Weighted average number of shares outstanding – basic	22,039,000	21,769,000
Dilutive effect of stock options	-	-

Weighted average number of shares outstanding – diluted	22,039,000	21,769,000

No stock options are included in the computation of diluted weighted average number of shares for the three months ended November 30, 2009 and 2008 because the effect would be anti-dilutive.  As of November 30, 2009, the Company had outstanding options to purchase a total of 2,362,287 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

Note 3.  Fair Value of Financial Instruments

Our financial instruments currently consist primarily of cash and cash equivalents, accounts receivable and accounts payable.  We estimate that the fair value of our cash, accounts receivable and accounts payable at November 30, 2009 and August 31, 2009 does not differ materially from their aggregate carrying values due to the short-term nature of these financial instruments.

Included in our cash equivalents at November 30, 2009 and August 31, 2009 are money market funds of $5,751,590 and $7,672,673, respectively, which are highly liquid and have a maturity of three months or less.

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 820, Fair Value Measurements and Disclosure, we categorize our financial assets and liabilities that we measure on a recurring basis into a three-level fair value hierarchy as defined in the standard.  Our money market funds are the only financial instruments that we currently measure on a recurring basis.  The following table summarizes our financial assets measured on a recurring basis as of November 30, 2009 and August 31, 2009:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

November 30, 2009
Money Market Funds	$5,751,590	$-	$-

August 31, 2009
Money Market Funds	$7,672,673	$-	$-

Note 4.  Inventories

Inventories consisted of the following:

	November 30, 2009	August 31, 2009

Parts and supplies	$1,093,821	$1,041,355
Work-in-process	841,126	555,584
Finished goods	167,680	257,537
Reserve for obsolete inventory	(60,000)	(60,000)

Inventories, net	$2,042,627	$1,794,476

Note 5.  Property and Equipment

Property and equipment consisted of the following:

	November 30, 2009	August 31, 2009

Equipment	$1,072,643	$1,074,364
Furniture and fixtures	298,576	298,576
Leasehold improvements	24,220	24,220
Building	956,000	956,000
Land	244,000	244,000

	2,595,439	2,597,160
Less accumulated depreciation	(1,260,180)	(1,244,776)

Property and equipment, net	$1,335,259	$1,352,384

Note 6.  Related Party Transactions

During the three months ended November 30, 2009 and 2008, we had sales of $153,308 and $23,168, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 36% and 2% of total sales for each respective three-month period.

As of November 30, 2009 and August 31, 2009, receivables included $152,560 and $41,016, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 in our 2009 Annual Report on Form 10-K.  As of November 30, 2009, we had approximately 559,000 shares of common stock reserved for future issuance under the stock incentive plans.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended November 30,
	2009	2008

Cost of sales	$16,365	$18,429
Research and development	45,859	42,329
Selling, general and administrative	235,355	212,415

Total	$297,579	$273,173

During the three months ended November 30, 2009, we granted no stock options.

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.86 years is approximately $2,762,000 as of November 30, 2009.

A summary of the time-based stock option awards as of November 30, 2009, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2009	2,379,087	$3.54
Granted	-
Exercised	-
Forfeited or expired	(16,800)	5.47

Outstanding at November 30, 2009	2,362,287	$3.53	7.88

Exercisable at November 30, 2009	1,057,240	$3.65	6.68	$257,958

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.98 as of November 30, 2009, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 8.  Income Taxes

The income tax (provision) benefit consisted of the following:

	Three Months Ended November 30,
	2009	2008

Current	$-	$(20,000)
Deferred	-	(229,000)

Total	$-	$(249,000)

The deferred income tax provision of $229,000 in the three months ended November 30, 2008 resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including portions of our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items to offset income taxes paid.

Note 9.  Supplemental Cash Flow Information

The Company paid no amounts for interest expense during the three months ended November 30, 2009 and 2008.  The Company paid no amounts for income taxes during the three months ended November 30, 2009 and 2008.

During the three months ended November 30, 2009, the Company had no non-cash financing and investing activities.

During the three months ended November 30, 2008, the Company had the following non-cash financing and investing activities:

•	Increased other comprehensive loss and decreased investments by $4,391,565.

•	Increased common stock and decreased additional paid-in capital by $450.

•	Decreased income tax receivable and additional paid-in capital by $159,558.

Note 10.  Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The FASB Codification became the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended November 30, 2009.  Accounting Standards Updates (ASU) are now issued for changes to the FASB Codification for new GAAP promulgated by the FASB, amendments to the SEC content in the FASB Codification, as well as for editorial changes.

ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, was issued in October 2009.  This ASU establishes a selling price hierarchy for allocating the sales price of a multiple element arrangement and eliminates the residual method of allocation.  The ASU will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The ASU significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a Consensus of the FASB Emerging Issues Task Force, was issued in October 2009.  This ASU provides guidance on allocating and measuring revenue when vendors sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole.  The ASU requires that hardware components of a tangible product would be excluded from the scope of the software revenue guidance and clarifies that if the software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance.  The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or our fiscal year beginning September 1, 2010.  Early adoption is permitted.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

Note 11.  Subsequent Events

We have evaluated events occurring after the date of our accompanying balance sheets through January 14, 2010, the date of the filing of this Quarterly Report on Form 10-Q.  We did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statement.

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

General

BSD Medical Corporation (Company) develops, manufactures, markets and services medical systems that deliver precision-focused radio frequency (RF) or microwave energy into diseased sites of the body, heating them to specified temperatures as required by a variety of medical therapies.  Our business objectives are to commercialize our products developed for the treatment of cancer and to further expand our systems to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer as provided through microwave/RF systems.

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

Additional time will be required to complete the market-ready Phase II design, apply for applicable regulatory approvals, and finalize the manufacturing processes for the MTX-180 and the applicators.  Also, final marketing and sales strategies must be completed prior to market introduction.  We currently are unable to predict when these efforts will be completed and when revenues from the sale of the MTX-180 and related applicators will begin.  We do not believe, however, that these revenues will begin until at least the second quarter of calendar year 2010, and we cannot be sure that these revenues will be consistent with our expectations.

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

We have been engaged over the past three years in the extensive process of supporting an FDA submission requesting PMA for the BSD-2000 that was filed on March 28, 2006.  During the PMA review process, we continued to work closely with the FDA to determine an appropriate pathway to obtain a marketing approval for the BSD-2000 utilizing the clinical data that was available to us to support a marketing approval.  During this process, we submitted multiple amendments and held multiple face-to-face meetings with the FDA.  As a result of the process, the FDA suggested that the Humanitarian Device Exemption (HDE) marketing approval process might be the most expeditious pathway for us to obtain a marketing approval.  Due to the length of time that the submission had already been under review by the FDA, the significant amount of additional time required to continue to pursue the PMA, and our desire to bring the BSD-2000 to market as quickly as possible, we followed the FDA’s suggestion.

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

Investments:  Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  As of November 30, 2009 and August 31, 2009, we had no investments, but had cash and cash equivalents comprised primarily of money market funds.  Prior to the liquidation of all our mutual funds in March and May 2009, our investments consisted primarily of a highly liquid, managed portfolio of mutual funds, and were all considered available-for-sale securities.  The investments were carried at fair value based on quoted market prices, with net unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity in our balance sheets.  Realized gains and losses are included in our statements of operations.

Inventory Reserves:  We periodically review our inventory levels and usage, paying particular attention to slower-moving items.  If projected sales do not materialize, or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for inventory impairment in future periods.

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

Stock-based Compensation:  We account for stock-based compensation in accordance with ASC Topic 718, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The grant date fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards.  As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us.

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

Results of Operations

Revenues

We recognize revenue from the sale of our hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through November 30, 2009, we have not had any sales of our MTX-180 system.

To date, hyperthermia therapy has not gained wide acceptance by cancer-treating physicians.  We believe this is due in part to the lingering impression created by the inability of early hyperthermia therapy technologies to focus and control heat directed at specific tissue locations and conclusions drawn in early scientific studies that hyperthermia was only marginally effective.  Additionally, we do not believe that reimbursement rates from third-party payors have been adequate to promote hyperthermia therapy acceptance in the medical community.

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

The following table summarizes the number of our systems sold for the respective reporting periods:

	Three Months Ended November 30,
	2009	2008

BSD-500	1	3
BSD-2000	-	2
BSD-2000/3D	-	-
BSD-2000/3D/MR	-	-

Total	1	5

We have historically derived a substantial portion of our revenues from sales to related parties.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Medizin-Technik GmbH and Dr. Gerhard Sennewald.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizin-Technik GmbH.  We derived $153,308, or approximately 36%, of our total revenue in the three months ended November 30, 2009 from sales to related parties, as compared to $23,168 or approximately 2%, in the three months ended November 30, 2008.

In the three months ended November 30, 2009, we derived $272,895, or approximately 64%, of our total revenue from non-related parties, as compared to $1,208,396, or approximately 98%, in the three months ended November 30, 2008.

The following tables summarize the sources of our revenues for the respective reporting periods:

	Three Months Ended November 30,
Non-Related Parties	2009	2008

Product sales	$245,000	$1,179,040
Consumable devices	-	2,402
Service contracts	23,585	15,641
Other	4,310	11,313

Total	$272,895	$1,208,396

	Three Months Ended November 30,
Related Parties	2009	2008

Product sales	$110,175	$-
Consumable devices	8,250	19,463
Service contracts	-	-
Other	34,883	3,705

Total	$153,308	$23,168

Total revenues for the three months ended November 30, 2009 were $426,203 compared to $1,231,564 for the three months ended November 30, 2008, a decrease of $805,361, or 65%.  The overall decrease in revenues in the first quarter of the current fiscal year is due primarily to a significant decrease in non-related party sales, partially offset by an increase in related party sales.  We sold only one hyperthermia system in the three months ended November 30, 2009 to non-related parties compared to five hyperthermia systems in the three months ended November 30, 2008.  We had no sales of hyperthermia systems to related parties in the three months ended November 30, 2009 and 2008.

Gross Profit

Our gross profit and gross profit percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross profit was $48,836, or 11% of total sales, for the three months ended November 30, 2009, and $608,912, or 49%, for the three months ended November 30, 2008.  The decrease in gross profit in the current fiscal year primarily resulted from the decrease in product sales, for which our gross profit is higher than our other sources of revenue.  In addition, as our sales volume decreases, we believe we are unable to fully absorb certain fixed manufacturing costs that are included in cost of sales, thus decreasing our gross profit percentage.

Operating Costs and Expenses:

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizin-Technik and Dr. Sennewald.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for the three months ended November 30, 2009 was $377,367 compared to $622,652 for the three months ended November 30, 2008, a decrease of $245,285, or 39%.  This decrease resulted primarily from fewer product sales in the current fiscal year.  As discussed above, in total, we sold four fewer hyperthermia systems in the three months ended November 30, 2009 than we did in the three months ended November 30, 2008.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses were $543,427 for the three months ended November 30, 2009 compared to $507,223, for the three months ended November 30, 2008, an increase of $36,204, or approximately 7%.  The increase in research and development expenses in the current fiscal year is due to our continuing efforts to develop an advanced generation of the microwave ablation system, software improvements to enhance the utility of the BSD-500 and BSD-2000 systems, possible market expansion of our current products into other cancer and non-cancerous indications, and other enhancements to our current products and the development of new products.

Selling, General and Administrative Expenses – Our selling, general and administrative expenses remained fairly constant in the first quarter of the current fiscal year compared to the first quarter of last fiscal year.  Selling, general and administrative expenses were $1,459,395 for the three months ended November 30, 2009 compared to $1,510,307 for the three months ended November 30, 2008, a decrease of $50,912, or approximately 3%.

Other Income (Expense) and Income Tax Provision

Interest and Investment Income:  Interest and investment income was $3,209 for the three months ended November 30, 2009 compared to $258,732 for the three months ended November 30, 2008.  The decrease in interest and investment income in the current fiscal year resulted primarily from lower levels of cash and investments compared to the prior fiscal years.  The proceeds from the sale of our mutual funds in March and May 2009 have been deposited in money market funds.  Therefore, we anticipate that our interest and investment income for the foreseeable future will be substantially less than previously earned on our mutual funds, but we believe we have significantly reduced the exposure to our funds of market fluctuations.

Income Tax Provision:  We recorded no income tax provision or benefit for income taxes during the three months ended November 30, 2009.  The income tax provision for the three months ended November 30, 2008 was $249,000 comprised of a current provision of $20,000 and a deferred tax provision of $229,000.  The deferred tax provision of $229,000 in the three months ended November 30, 2008 resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including portions of our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items to offset income taxes paid.

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

Liquidity and Capital Resources

Since inception through November 30, 2009, we have generated an accumulated deficit of $18,620,695 where generally our operating revenues have been insufficient to cover our operating expenses.  We have historically financed our operations through cash from operations, research grants, licensing of technological assets, issuance of common stock and sale of investments in spinoff operations.  As of November 30, 2009, we had cash and cash equivalents of $5,933,675, comprised primarily of money market funds.

During the three months ended November 30, 2009, we used cash of $1,845,084 in operating activities, primarily as a result of our net loss of $1,946,573, decreased by non cash expenses totaling $333,353, including depreciation and amortization, and stock-based compensation.  Net cash used in operating activities also included an increase in inventories of $248,151, an increase in other current assets of $48,621 and a decrease in accrued liabilities of $154,383, partially offset by a decrease in receivables of $42,273, increase in accounts payable of $140,670 and increase in deferred revenue of $36,348.

By comparison, net cash used in operating activities was $916,620 during the three months ended November 30, 2008, primarily as a result of our net loss of $1,433,145 decreased by non cash expenses totaling $343,949, including depreciation and amortization, stock-based compensation, and stock issued for services.  Net cash used in operating activities also included an increase in inventories of $236,241, decrease in customer deposits of $119,729, and decrease in deferred revenue of $8,307, partially offset by a decrease in receivables of $40,712, decrease in income tax receivable of $249,000, decrease in other current assets of $24,506, and an increase in accounts payable of $309,068.

Net cash used in investing activities for the three months ended November 30, 2009 was $13,179, resulting from the purchase of property and equipment.  For the three months ended November 30, 2008, net cash used by investing activities was $234,823, resulting from the purchase of property and equipment of $18,185 and the purchase of investments of $216,638.

No net cash was provided by or used in financing activities for the three months ended November 30, 2009 and 2008.

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

We believe that our current cash and cash equivalents, income tax refunds receivable and projected sales will be sufficient to fund our operations for the next twelve months.

If we cannot cover any future cash shortfalls with cost cutting or available cash, or our sales are less than projected, we would need to obtain additional financing.  Due to adverse conditions in the global financial markets, we cannot be certain that any financing will be available when needed or will be available on terms acceptable to us.  If we raise equity capital, our stockholders will be diluted.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

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

As of November 30, 2009, we had no significant commitments for the purchase of property and equipment.

We had no off balance sheet arrangements as of November 30, 2009.

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The FASB Codification became the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended November 30, 2009.  Accounting Standards Updates (ASU) are now issued for changes to the FASB Codification for new GAAP promulgated by the FASB, amendments to the SEC content in the FASB Codification, as well as for editorial changes.

ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, was issued in October 2009.  This ASU establishes a selling price hierarchy for allocating the sales price of a multiple element arrangement and eliminates the residual method of allocation.  The ASU will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The ASU significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a Consensus of the FASB Emerging Issues Task Force, was issued in October 2009.  This ASU provides guidance on allocating and measuring revenue when vendors sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole.  The ASU requires that hardware components of a tangible product would be excluded from the scope of the software revenue guidance and clarifies that if the software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance.  The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or our fiscal year beginning September 1, 2010.  Early adoption is permitted.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;
•	our anticipated financial performance and business plan;
•	our expectations regarding the commercialization of, and the potential revenue from, the BSD-2000, BSD 500 and MTX-180 systems;
•	our expectations to further expand our developments to treat other forms of cancer and other diseases and medical conditions;
•	our expectations about the impact on our financial statements resulting from the implementation of recent accounting pronouncements;
•	our belief that expanding our business into international markets represents a significant business opportunity;
•	our belief that the prospects for increased sales in China represents one of our greatest business opportunities;
•	our expectations that our international sales of the MTX-180 will be conducted through established and new distributors located primarily in Europe and Asia;
•	our expectations that our interest and investment income for the foreseeable future will be substantially less than previously earned on our mutual funds.
•	our expectations that we will continue to incur expenses related to seeking governmental and regulatory approvals for our products;
•
our belief that postponing market entry of the MTX-180 until completion of the Phase II design will allow us to enter the market with an optimized system that will have a wider range of applications and increased revenue streams;

•	our expectations about when the MTX-180 will be ready to market and when revenues from the sale of the MTX-180 and related applicators will begin;
•	our expectations that the disposable applicator to be used in conjunction with the MTX-180 represents a significant ongoing revenue stream;
•	our expectations regarding FDA approvals relating to the BSD-2000 system;
•	our belief that as sales volume increases (decreases) we will increase (decrease) our gross profits percentage because certain fixed manufacturing costs are included in our cost of sales;

•	our intentions to continue to devote substantial sums to research and development;
•	our expectations related to the amount of expenses we will incur for the commercial introduction of our systems;
•	our expectations that we will continue to incur expenses related to our corporate governance and compliance with the Sarbanes-Oxley Act of 2002;
•	our belief that our operating results, revenue, and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and
•	our belief that our current cash and cash equivalents, income tax refunds receivable, and projected sales will be sufficient to finance our operations for the next twelve months.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009 and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (Exchange Act) and are not required to provide the information required under this item.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009, which could materially affect our business, financial condition or future results of operations.

Item 6.      Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

10.1	Third Amended and Restated 1998 Director Stock Plan
31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSD MEDICAL CORPORATION

Date: January 14, 2010	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: January 14, 2010	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)