Form 10-Q
period 2010-05-31
BSD MEDICAL CORP
filed 2010-07-15
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

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

As of July 15, 2010, there were 24,953,679 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	May 31, 2010	August 31, 2009
Current assets:
Cash and cash equivalents	$7,480,251	$7,791,938
Accounts receivable, net of allowance for doubtful accounts of $20,000, respectively	49,404	289,617
Related party trade accounts receivable	71,808	41,016
Income tax receivable	50,000	1,415,758
Inventories, net	2,150,659	1,794,476
Other current assets	175,704	94,536
Total current assets	9,977,826	11,427,341

Property and equipment, net	1,372,674	1,352,384
Patents, net	61,223	77,633

	$11,411,723	$12,857,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$419,671	$226,905
Accrued liabilities	237,373	548,079
Deferred revenue – current portion	62,641	67,851
Total current liabilities	719,685	842,835

Deferred revenue – net of current portion	104,320	73,534

Total liabilities	824,005	916,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 24,953,679 and 22,039,301 shares issued, respectively	24,954	22,040
Additional paid-in capital	33,491,415	28,593,305
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(22,928,417)	(16,674,122)
Total stockholders’ equity	10,587,718	11,940,989

	$11,411,723	$12,857,358

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Revenues:
Sales	$64,231	$465,652	$923,574	$2,301,749
Sales to related parties	59,371	460,423	226,305	585,919

Total revenues	123,602	926,075	1,149,879	2,887,668

Operating costs and expenses:
Cost of sales	260,539	270,629	1,004,138	1,259,739
Cost of related party sales	86,402	267,556	248,780	352,877
Research and development	795,294	509,422	1,959,922	1,443,563
Selling, general and administrative	1,371,673	1,653,363	4,207,412	4,663,942

Total operating costs and expenses	2,513,908	2,700,970	7,420,252	7,720,121

Loss from operations	(2,390,306)	(1,774,895)	(6,270,373)	(4,832,453)

Other income (expense):
Interest and investment income	3,073	56,246	7,373	578,813
Realized loss on investments	-	(2,125,999)	-	(6,501,586)
Other income (expense)	(344)	(21,796)	2,134	(85,570)

Total other income (expense)	2,729	(2,091,549)	9,507	(6,008,343)

Loss before income taxes	(2,387,577)	(3,866,444)	(6,260,866)	(10,840,796)

Income tax benefit	-	151,000	6,571	1,157,000

Net loss	(2,387,577)	(3,715,444)	(6,254,295)	(9,683,796)

Other comprehensive income – decrease in unrealized loss on investments, net of income tax	-	2,101,920	-	2,141,416

Net comprehensive loss	$(2,387,577)	$(1,613,524)	$(6,254,295)	$(7,542,380)

Net loss per common share:
Basic	$(0.10)	$(0.17)	$(0.28)	$(0.44)
Diluted	$(0.10)	$(0.17)	$(0.28)	$(0.44)

Weighted average number of shares outstanding:
Basic	23,682,000	21,886,000	22,644,000	21,835,000
Diluted	23,682,000	21,886,000	22,644,000	21,835,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,254,295)	$(9,683,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,552	100,087
Stock-based compensation	763,475	833,664
Stock issued for services	150,000	105,180
Realized loss on investments	-	6,501,586
Decrease (increase) in:
Receivables	209,421	539,543
Income tax receivable	1,365,758	(250,454)
Inventories	(356,183)	(375,732)
Other current assets	(81,168)	24,049
Increase (decrease) in:
Accounts payable	192,766	251,252
Accrued liabilities	(310,706)	(182,326)
Customer deposits	-	(387,900)
Deferred revenue	25,576	39,191

Net cash used in operating activities	(4,187,804)	(2,485,656)

Cash flows from investing activities:
Purchase of property and equipment	(111,432)	(32,855)
Sales of investments	-	10,150,957
Purchase of investments	-	(23,935)

Net cash provided by (used in) investing activities	(111,432)	10,094,167

Cash flows from financing activities:
Net proceeds from the sale of common stock	3,987,549	-

Net increase (decrease) in cash and cash equivalents	(311,687)	7,608,511
Cash and cash equivalents, beginning of period	7,791,938	1,394,652

Cash and cash equivalents, end of period	$7,480,251	$9,003,163

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of May 31, 2010 and for the three months and nine months ended May 31, 2010 and 2009 is unaudited, and the condensed balance sheet as of August 31, 2009 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of May 31, 2010 and August 31, 2009, the related unaudited condensed statements of operations for the three months and nine months ended May 31, 2010 and 2009, and the related unaudited condensed statements of cash flows for the nine months ended May 31, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2009.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2010 and August 31, 2009, our results of operations for the three months and nine months ended May 31, 2010 and 2009, and our cash flows for the nine months ended May 31, 2010 and 2009 have been included.  The results of operations for the three months and nine months ended May 31, 2010 may not be indicative of the results for our fiscal year ending August 31, 2010.

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Weighted average number of shares outstanding – basic	23,682,000	21,886,000	22,664,000	21,835,000
Dilutive effect of stock options and warrants	-	-	-	-

Weighted average number of shares outstanding – diluted	23,682,000	21,886,000	22,644,000	21,835,000

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and nine months ended May 31, 2010 and 2009 because the effect would be anti-dilutive.  As of May 31, 2010, we had outstanding options and warrants to purchase a total of 4,488,527 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 3.  Fair Value of Financial Instruments

Our financial instruments currently consist primarily of cash and cash equivalents, accounts receivable and accounts payable.  We estimate that the fair value of our cash, accounts receivable and accounts payable at May 31, 2010 and August 31, 2009 does not differ materially from their aggregate carrying values due to the short-term nature of these financial instruments.

Included in our cash equivalents at May 31, 2010 and August 31, 2009 are money market funds of $7,050,140 and $7,672,673, respectively, which are highly liquid and have a maturity of three months or less.

We categorize our financial assets and liabilities that we measure on a recurring basis into a three-level fair value hierarchy as defined by authoritative accounting guidance.  Our money market funds are the only financial instruments that we currently measure on a recurring basis.  The following table summarizes our financial assets measured on a recurring basis as of May 31, 2010 and August 31, 2009:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

May 31, 2010
Money Market Funds	$7,050,140	$-	$-

August 31, 2009
Money Market Funds	$7,672,673	$-	$-

Note 4.  Inventories

Inventories consisted of the following:

	May 31, 2010	August 31, 2009

Parts and supplies	$1,121,244	$1,041,355
Work-in-process	1,046,385	555,584
Finished goods	43,030	257,537
Reserve for obsolete inventory	(60,000)	(60,000)

Inventories, net	$2,150,659	$1,794,476

Note 5.  Property and Equipment

Property and equipment consisted of the following:

	May 31, 2010	August 31, 2009

Equipment	$1,170,896	$1,074,364
Furniture and fixtures	298,576	298,576
Leasehold improvements	24,220	24,220
Building	956,000	956,000
Land	244,000	244,000

	2,693,692	2,597,160
Less accumulated depreciation	(1,321,018)	(1,244,776)

Property and equipment, net	$1,372,674	$1,352,384

Note 6.  Stock Offerings

The following stock offerings were completed using our shelf registration statement on Form S-3, which became effective on October 1, 2009, pursuant to prospectus supplements filed with the Securities and Exchange Commission.

February 2010 Offering - On February 11, 2010, we entered into a placement agency agreement (the “February Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,176,471 shares of our common stock and warrants to purchase up to 882,354 shares of our common stock in a registered direct public offering (the “February Offering”). The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the February Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that would be incurred by the Placement Agent in connection with the February Offering, which could not exceed the lesser of (i) $75,000, less a $25,000 cash advance for expenses, or (ii) 8% of the gross proceeds of the February Offering, less the Placement Agent’s placement fee and the $25,000 cash advance for expenses.

The February Agency Agreement contains customary representations, warranties and covenants by us. It also provides for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered. We agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

Also on February 11, 2010, we and certain institutional investors entered into a securities purchase agreement (the “February Purchase Agreement”) in connection with the February Offering, pursuant to which we agreed to sell an aggregate of 1,176,471 shares of our common stock and warrants to purchase a total of 882,354 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other offering expenses payable by us, of approximately $2 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.70 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the February Offering and will remain exercisable for five years thereafter at an exercise price of $2.04 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which we:

●
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

●
enter into any agreement (including, without limitation, an equity line of credit) whereby we may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights).

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of the February Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the February Purchase Agreement.

We closed the February Offering on February 17, 2010.  The net proceeds to us from the February Offering, after deducting placement agent fees and the offering expenses borne by us were $1,728,974.

May 2010 Offering - On May 3, 2010, we entered into a placement agency agreement (the “May Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,644,737 shares of our common stock and warrants to purchase up to 1,233,553 shares of our common stock in a registered direct public offering (the “May Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the May Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the May 2010 Offering, which could not exceed the lesser of (i) $75,000 or (ii) 8% of the gross proceeds of the May Offering, less the Placement Agent’s placement fee.

The May Agency Agreement contains customary representations, warranties and covenants by us.  It also provides for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered.  We agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

Also on May 3, 2010, we and certain institutional investors entered into a securities purchase agreement (the “May Purchase Agreement”) in connection with the May Offering, pursuant to which we agreed to sell an aggregate of 1,644,737 shares of our common stock and warrants to purchase a total of 1,233,553 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $2.5 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.52 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the May Offering and will remain exercisable for five years thereafter at an exercise price of $1.94 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not effect or enter into an agreement to effect a Variable Rate Transaction.

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of the May Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the May Purchase Agreement.

We closed the May Offering on May 6, 2010.  The net proceeds to us from the May Offering, after deducting placement agent fees and the offering expenses borne by us were $2,258,575.
A summary of the warrants as of May 31, 2010, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2009	-	$-
Granted	2,115,907	1.98
Exercised	-	-
Forfeited or expired	-	-

Outstanding at May 31, 2010	2,115,907	$1.98	5.35

Exercisable at May 31, 2010	-	$-	-

Note 7.   Related Party Transactions

During the three months ended May 31, 2010 and 2009, we had sales of $59,371 and $460,423, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 48% and 50% of total sales for each respective three-month period.

During the nine months ended May 31, 2010 and 2009, we had sales of $226,305 and $585,919, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 20% of total sales for each respective nine-month period.

As of May 31, 2010 and August 31, 2009, receivables included $71,808 and $41,016, respectively, from these related parties.

During the three months ended May 31, 2010, we issued 93,170 shares of our common stock to members of our Board of Directors for services valued at $150,000.

Note 8.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 in our 2009 Annual Report on Form 10-K.  As of May 31, 2010, we had approximately 3,709,000 shares of common stock reserved for future issuance under the stock incentive plans.

Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Cost of sales	$(4,488)	$18,009	$28,242	$54,867
Research and development	29,827	48,042	125,701	138,648
Selling, general and administrative	138,822	218,254	609,532	640,149

Total	$164,161	$284,305	$763,475	$833,664

During the nine months ended May 31, 2010, we granted 150,000 stock options to an employee with an exercise price of $1.81 per share and with one fifth vesting each year for the next five years.  The estimated grant-date fair value per share of these stock options was $1.10, and our assumptions used in the Black-Scholes valuation model to determine this estimated fair value are shown below:

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

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.33 years is approximately $2,098,000 as of May 31, 2010.

A summary of the time-based stock option awards as of May 31, 2010, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2009	2,379,087	$3.54
Granted	150,000	1.81
Exercised	-
Forfeited or expired	(156,467)	5.22

Outstanding at May 31, 2010	2,372,620	$3.32	7.52

Exercisable at May 31, 2010	1,245,744	$3.64	6.48	$63,381

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.34 as of May 28, 2010, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 9.  Income Taxes

The income tax benefit (provision) consisted of the following:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Current	$-	$151,000	$6,571	$1,386,000
Deferred	-	-	-	(229,000)

Total	$-	$151,000	$6,571	$1,157,000

The current income tax benefit for the nine months ended May 31, 2010 represents overpayment of state income taxes for which we will receive a refund.  The current income tax benefit for the three months and nine months ended May 31, 2009 represents an increase in our income tax receivable resulting from our ability to carry back our taxable loss in that period to offset income taxes previously paid.  As a result of the enactment of the American Recovery and Reinvestment Act of 2009 in February 2009, we are able to carry back fiscal year 2009 operating losses and realized losses on investments to the extent of the remaining taxable income for our fiscal year 2005.

The deferred income tax provision of $229,000 in the nine months ended May 31, 2009 resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including portions of our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items to offset income taxes paid.

Note 10.  Supplemental Cash Flow Information

We paid $0 and $1,675 for interest expense during the nine months ended May 31, 2010 and 2009, respectively.  We paid $0 and $10,561 for income taxes during the nine months ended May 31, 2010 and 2009, respectively.

During the nine months ended May 31, 2010, we had no non-cash financing and investing activities.

During the nine months ended May 31, 2009, we had the following non-cash financing and investing activities:

•	Increased other comprehensive loss and decreased investments by $4,360,170.

•	Increased common stock and decreased additional paid-in capital by $618.

•	Decreased income tax receivable and additional paid-in capital by $194,436.

Note 11.  Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The FASB Codification became the source of authoritative U.S. generally accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended November 30, 2009.  Accounting Standards Updates (“ASU”) are now issued for changes to the FASB Codification for new GAAP promulgated by the FASB, amendments to the SEC content in the FASB Codification, as well as for editorial changes.

Effective July 1, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The FASB Codification became the source of authoritative U.S. generally accounting principles ("GAAP") recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended November 30, 2009.  Accounting Standards Updates ("ASU") are now issued for changes to the FASB Codification for new GAAP promulgated by the FASB, amendments to the SEC content in the FASB Codification, as well as for editorial changes.

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

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, was issued in January 2010.  This ASU adds new disclosure requirements for significant transfers in and out of Level 1 and 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, or our fiscal quarter ended May 31, 2010, except for disclosures about the activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, or our fiscal year beginning September 1, 2011.  The adoption of this pronouncement did not have a material impact on our financial statements for the quarter ended May 31, 2010, and we do not expect the remaining disclosures required after December 15, 2010 will have a material impact on our financial statements.

Note 12.  Subsequent Events

We have evaluated events occurring after the date of our accompanying balance sheets through the date of the filing of this Quarterly Report on Form 10-Q.  We did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below.  The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.   We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our Products and Services

We have developed technology and products for thermal ablation and hyperthermia cancer therapy through multiple techniques, which collectively allow cancer to be treated virtually anywhere in the body:

●	Thermal ablation ablates (removes or vaporizes) soft tissues at high temperatures through focused microwave energy.

●	Superficial hyperthermia non-invasively treats cancerous tumors located within a few centimeters of the surface of the body, such as melanoma and recurrent breast cancer.

●
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

●	Deep hyperthermia non-invasively treats tumors located deep within the body, including many problematic cancer sites located in the pelvis.

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

In September 2008, the U.S. Food and Drug Administration (“FDA”) granted us a 510(k) clearance to market the Phase I MTX-100, which authorizes the commercial sale of the device in the United States.  At the same time that we received the 510(k) clearance for the MTX-100, we had started design of a more advanced Phase II ablation system that would provide a wider range of clinical applications and improved ease of use as well as additional revenue streams.  Since receipt of FDA clearance to market the MTX-100, we have devoted significant efforts to optimizing the design of the system to improve its ease of use and its medical applications.  Following clinical evaluations of Phase I, we decided to postpone market entry until completion of the optimized Phase II MTX-180 design.  We believe this will allow us to enter this market with an optimized system that will have a wider range of clinical applications and increased revenue streams.

In March 2010, we filed a 510(k) submission with the FDA for premarket clearance of the MTX-180.  Clearance from the FDA of the 510(k) premarket notification submission will authorize commercial distribution of the MTX-180 in the United States.  We recently received review questions from the FDA and plan to provide a timely response.  We are currently unable to predict when the FDA review process will be completed and its ultimate outcome.

Additional time will also be required to finalize the manufacturing processes for the MTX-180 and the applicators, and final marketing and sales strategies must be completed prior to market introduction.  We currently are unable to predict when these efforts will be completed and when revenues from the sale of the MTX-180 and related applicators will begin.  We do not believe, however, that these revenues will begin earlier than the fourth quarter of calendar year 2010, and we cannot be sure that these revenues will be consistent with our expectations.

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

On May 18, 2009, the FDA granted Humanitarian Use Device (“HUD”) designation for our BSD-2000 for use in conjunction with radiation therapy for the treatment of cervical carcinoma patients who are ineligible for chemotherapy.  This is the first of the two steps required to obtain Humanitarian Device Exemption (“HDE”) marketing approval.  Subsequent to the FDA granting the HUD for the BSD-2000, which confirms that the intended use population is fewer than 4,000 patients per year, we filed an HDE submission with the FDA.  The FDA generally has 75 days from the date of receipt of the HDE submission to grant or deny an HDE application.  This period includes a 30-day filing period during which the FDA determines whether the HDE application is sufficiently complete to permit substantive review.  During this review, the FDA may refine the indications for use which received HUD designation to finalize the indications for use for which HDE approval will be granted.  This decision will be based on the data that is available to support the device’s HDE application.  We believe that the data previously submitted to the FDA and reviewed by the agency in our PMA application can be used to support the HDE approval.  As of the date of filing this report, the FDA continues its review of our HDE marketing submission for the BSD-2000.  Although we remain optimistic that HDE marketing approval will be granted, we are unable to predict when the review process will be completed and its ultimate outcome.

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

We have not submitted to the FDA a PMA application for the BSD-2000/3D.  However, we have obtained the CE Mark necessary to export the BSD-2000/3D to certain European countries and other countries requiring CE Mark certification.

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

As is the case for the BSD-2000/3D, we have not submitted to the FDA a PMA application for the BSD-2000/3D/MR.  We can, however, market the BSD-2000/3D/MR in Europe as we have CE Mark approval for the BSD-2000/3D/MR, provided we interface the system with an MRI system that also is approved in Europe.

Marketing and Distribution

Our target customers include clinics, hospitals and institutions in which cancer is treated, located either in the United States or international markets.

We continue our direct sales and marketing efforts for our hyperthermia systems in the United States.  Our current plan for the sales and marketing of the MTX-180 ablation system is to establish a distribution partnership with a global leader in the field of interventional radiology.  Multiple potential global distribution partners are being pursued at present.  As an alternative plan for both domestic and international sales, we are also investigating the use of multiple independent distributors specialized in selling in the field of interventional radiology.

We are currently concentrating on expanding our business into international markets, which we consider to represent our greatest business opportunities.

In 2004, we entered into an agreement with Dalian Orientech Co. LTD, a privately owned company, to assist us in obtaining regulatory approval for the sale of the BSD-2000 in the People’s Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country.  We subsequently obtained Chinese regulatory approval, allowing the distributor to begin to market and sell the BSD-2000 system to hospitals in China.  We believe the prospects for increased sales of our systems in China represent one of our greatest business opportunities.

Previously, a significant portion of our revenues were derived from sales to Medizin-Technik GmbH located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  Medizin Technik is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in other countries in Europe, India, and Asia.

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

Investments:  Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  As of May 31, 2010 and August 31, 2009, we had no investments, but had cash and cash equivalents comprised primarily of money market funds.  Prior to the liquidation of all our mutual funds in March and May 2009, our investments consisted primarily of a highly liquid, managed portfolio of mutual funds, and were all considered available-for-sale securities.  The investments were carried at fair value based on quoted market prices, with net unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity in our balance sheets.  Realized gains and losses are included in our statements of operations.

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

Stock-based Compensation:  We measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The grant date fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us.

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

We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances are included in our income tax provision in the period of change.  In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings and our ability to carry back reversing items to offset income taxes previously paid.

To the extent that we have the ability to carry back current period taxable losses to offset income taxes previously paid, we record an income tax receivable and a current income tax benefit.

Results of Operations

Revenues

We recognize revenue from the sale of our hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through May 31, 2010, we have not had any sales of our MTX-180 ablation system.

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

We also believe the continuing worldwide economic downturn has made it difficult for many of our customers to obtain approval for the purchase of our hyperthermia systems and to arrange related financing.   As a result, we have experienced a decline in the number of hyperthermia systems sold.  We did not sell any hyperthermia systems during the three months ended May 31, 2010.  We believe these difficulties may continue to negatively impact our operating results.  To the extent that adverse economic conditions continue, we believe our sales of hyperthermia systems will continue to be negatively impacted and possibly decrease in fiscal year 2010 as compared to fiscal year 2009.

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

The following table summarizes the number of our hyperthermia systems sold for the respective reporting periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

BSD-500	-	1	2	5
BSD-2000	-	1	2	4
BSD-2000/3D	-	1	-	1
BSD-2000/3D/MR	-	-	-	-

Total	-	3	4	10

We have historically derived a substantial portion of our revenues from sales to related parties.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Medizin-Technik GmbH and Dr. Gerhard Sennewald.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizin-Technik GmbH.  We derived $59,371, or approximately 48%, of our total revenue in the three months ended May 31, 2010 from sales to related parties, compared to $460,423 or approximately 50%, in the three months ended May 31, 2009, and $226,305 or approximately 20% in the nine months ended May 31, 2010 compared to $585,919 or 20% in the nine months ended May 31, 2009.

In the three months ended May 31, 2010, we derived $64,231, or approximately 52%, of our total revenue from non-related parties, compared to $465,652, or approximately 50%, in the three months ended May 31, 2009, and $923,574 or approximately 80% in the nine months ended May 31, 2010 compared to $2,301,749 or approximately 80% in the nine months ended May 31, 2009.

The following tables summarize the sources of our revenues for the respective reporting periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
Non-Related Parties	2010	2009	2010	2009

Product sales	$-	$430,000	$795,440	$2,219,040
Consumable devices	6,900	2,400	11,100	4,802
Service contracts	42,543	22,199	95,349	52,542
Other	14,788	11,053	21,685	25,365

Total	$64,231	$465,652	$923,574	$2,301,749

Related Parties

Product sales	$55,875	$442,500	$166,050	$508,339
Consumable devices	-	8,250	16,500	44,271
Service contracts	-	-	-	-
Other	3,496	9,673	43,755	33,309

Total	$59,371	$460,423	$226,305	$585,919

Total revenues for the three months ended May 31, 2010 were $123,602 compared to $926,075 for the three months ended May 31, 2009, a decrease of $802,473, or approximately 87%.  Total revenues for the nine months ended May 31, 2010 were $1,149,879 compared to $2,887,668 for the nine months ended May 31, 2009, a decrease of $1,737,789, or approximately 60%.  The overall decrease in revenues in the three months and nine months ended May 31, 2010 compared to the same periods last fiscal year is due primarily to fewer sales of hyperthermia systems in the current fiscal year.  We had no sales of hyperthermia systems to either non-related parties or related parties in the three months ended May 31, 2010.  We sold two hyperthermia systems to non-related parties and one hyperthermia system to related parties in the three months ended May 31, 2009.  We sold four hyperthermia systems in the nine months ended May 31, 2010 to non-related parties compared to nine hyperthermia systems in the nine months ended May 31, 2009.  We sold no hyperthermia systems in the nine months ended May 31, 2010 to related parties compared to one hyperthermia systems in the nine months ended May 31, 2009.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $(223,339) for the three months ended May 31, 2010, and $(103,039) for the nine months ended May 31, 2010.  By comparison, our total gross margin was $387,890, or 42% of total sales, for the three months ended May 31, 2009, and $1,275,052, or 44%, for the nine months ended May 31, 2009.  The decrease to a negative gross margin in the current fiscal year primarily resulted from the decrease in product sales, which have a higher gross margin than our other sources of revenue.  In addition, as our sales volume decreases, we are unable to fully absorb certain fixed manufacturing and other costs that are included in cost of sales, thus decreasing our gross margin percentage.

Operating Costs and Expenses:

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizin-Technik and Dr. Sennewald.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for the three months ended May 31, 2010 was $346,941 compared to $538,185 for the three months ended May 31, 2009, a decrease of $191,244, or approximately 36%.  Total cost of sales for the nine months ended May 31, 2010 was $1,252,918 compared to $1,612,616 for the nine months ended May 31, 2009, a decrease of $359,698, or approximately 22%.  The decrease in cost of sales resulted primarily from the sale of fewer hyperthermia systems in the current fiscal year compared to the last fiscal year, as further discussed above.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses were $795,294 for the three months ended May 31, 2010 compared to $509,422 for the three months ended May 31, 2009, an increase of $285,872, or approximately 56%.  Research and development expenses were $1,959,922 for the nine months ended May 31, 2010 compared to $1,443,563 for the nine months ended May 31, 2009, an increase of $516,359, or approximately 36%.  The increase in research and development expenses in the current fiscal year is due primarily to the development and testing of our MTX-180 microwave ablation system.  In addition, we continue to incur expenses for software improvements to enhance the utility of the BSD-500 and BSD-2000 systems, possible market expansion of our current products into other cancer and non-cancerous indications, other enhancements to our current products and the development of new products.

Selling, General and Administrative Expenses – Our selling, general and administrative expenses were $1,371,673 for the three months ended May 31, 2010 compared to $1,653,363 for the three months ended May 31, 2009, a decrease of $281,690, or approximately 17%.  Our selling, general and administrative expenses were $4,207,412 for the nine months ended May 31, 2010 compared to $4,663,942 for the nine months ended May 31, 2009, a decrease of $456,530, or approximately 10%.  The decrease in selling, general and administrative expenses in the current year is due primarily to decreases in professional fees, sales and other salaries, and stock-based compensation.

Other Income (Expense) and Income Tax Provision

Interest and Investment Income – Interest and investment income was $3,073 for the three months ended May 31, 2010 compared to $56,246 for the three months ended May 31, 2009, and $7,373 for the nine months ended May 31, 2010 compared to $578,813 for the nine months ended May 31, 2009.  The decrease in interest and investment income in the current fiscal year resulted primarily from lower levels of cash and investments compared to the prior fiscal years.  The proceeds from the sale of our mutual funds in March and May 2009 have been deposited in money market funds.  Therefore, we anticipate that our interest and investment income for the foreseeable future will be substantially less than previously earned on our mutual funds, but we believe we have significantly reduced the exposure to our funds of market fluctuations.

Realized Loss on Investments – We sold 100% of our investments in mutual funds in March and May 2009, resulting in a realized loss on investments of $2,125,999 and $6,501,586 for the three months and nine months ended May 31, 2009.  We had no realized loss on investments in the current fiscal year.

Income Tax Benefit – The income tax benefit (provision) consisted of the following:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Current	$-	$151,000	$6,571	$1,386,000
Deferred	-	-	-	(229,000)

Total	$-	$151,000	$6,571	$1,157,000

The current income tax benefit for the nine months ended May 31, 2010 represents overpayment of state income taxes for which we will receive a refund.  The current income tax benefit for the three months and nine months ended May 31, 2009 represents an increase in our income tax receivable resulting from our ability to carry back our taxable loss in that period to offset income taxes previously paid.  As a result of the enactment of the American Recovery and Reinvestment Act of 2009 in February 2009, we are able to carry back fiscal year 2009 operating losses and realized losses on investments to the extent of the remaining taxable income for our fiscal year 2005.

The deferred income tax provision of $229,000 in the nine months ended May 31, 2009 resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including portions of our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items to offset income taxes paid.

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

Reduction in Operating Expenses

With the decrease in our revenues in the current fiscal year, primarily as a result of the decrease in sales of our hyperthermia systems, we are implementing expense reduction measures to reduce the level of our monthly operating cash burn.  In May 2010, we completed an employee headcount reduction and reduced the level of involvement of certain key outside consultants.  With this reduction in force, we believe we will also reduce other operating expenses such as payroll taxes, employee benefits and travel.  We also closed a satellite office in Arizona and are eliminating or reducing other operating expenses.  While we have reported lower levels of selling, general and administrative expenses in the first nine months of the current fiscal year compared to last fiscal year, we believe the projected benefit of our current expense and headcount reduction measures will not be fully realized until subsequent to May 31, 2010.

Liquidity and Capital Resources

Since inception through May 31, 2010, we have generated an accumulated deficit of $22,928,417 where generally our operating revenues have been insufficient to cover our operating expenses.  We have historically financed our operations through cash from operations, research grants, licensing of technological assets, issuance of common stock and sale of investments in spinoff operations.  As of May 31, 2010, we had cash and cash equivalents of $7,480,251, comprised primarily of money market funds.  In addition, we collected an income tax receivable of $1,365,758 in March 2010.

During the nine months ended May 31, 2010, we used cash of $4,187,804 in operating activities, primarily as a result of our net loss of $6,254,295, decreased by non-cash expenses totaling $1,021,027, including depreciation and amortization, stock-based compensation and stock issued for services.  Net cash used in operating activities also included increases in inventories of $356,183 and other current assets of $81,168 and a decrease in accrued liabilities of $310,706, partially offset by decreases in receivables of $209,421 and income tax receivable of $1,365,758 and increases in accounts payable of $192,766 and deferred revenue of $25,576.

By comparison, net cash used in operating activities was $2,485,656 during the nine months ended May 31, 2009, primarily as a result of our net loss of $9,683,796 decreased by non- cash expenses totaling $7,540,517, including depreciation and amortization, stock-based compensation, stock issued for services and realized loss on investments.  Net cash used in operating activities also included increases in income tax receivable of $250,454 and inventories of $375,732 and decreases in accrued liabilities of $182,326 and customer deposits of $387,900, partially offset by decreases in receivables of $539,543 and other current assets of $24,049 and increases in accounts payable of $251,252 and deferred revenue of $39,191.

Net cash used in investing activities for the nine months ended May 31, 2010 was $111,432, resulting from the purchase of property and equipment.  For the nine months ended May 31, 2009, net cash provided by investing activities was $10,094,167, resulting from sales of investments of $10,150,957, partially offset by the purchase of property and equipment of $32,855 and the purchase of investments of $23,935.

Net cash provided by financing activities for the nine months ended May 31, 2010 was $3,987,549 consisting of the net proceeds from the sale of common stock.  No net cash was provided by or used in financing activities for the nine months ended May 31, 2009.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

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

Stock Offerings

On October 1, 2009, our universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  However, the amount of securities which we may offer pursuant to this shelf registration statement during any twelve-month period is limited to one-third of the aggregate market value of our common stock held by our non-affiliates since our public float is not in excess of $75.0 million.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

February 2010 Offering - On February 11, 2010, we entered into a placement agency agreement (the “February Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,176,471 shares of our common stock and warrants to purchase up to 882,354 shares of our common stock in a registered direct public offering (the “February Offering”). The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the February Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that would be incurred by the Placement Agent in connection with the February Offering, which could not exceed the lesser of (i) $75,000, less a $25,000 cash advance for expenses, or (ii) 8% of the gross proceeds of the February Offering, less the Placement Agent’s placement fee and the $25,000 cash advance for expenses.

The February Agency Agreement contains customary representations, warranties and covenants by us. It also provides for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered. We agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

Also on February 11, 2010, we and certain institutional investors entered into a securities purchase agreement (the “February Purchase Agreement”) in connection with the February Offering, pursuant to which we agreed to sell an aggregate of 1,176,471 shares of our common stock and warrants to purchase a total of 882,354 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other offering expenses payable by us, of approximately $2 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.70 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the February Offering and will remain exercisable for five years thereafter at an exercise price of $2.04 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which we:

●
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

●
enter into any agreement (including, without limitation, an equity line of credit) whereby we may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights).

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of the February Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the February Purchase Agreement.

We closed the February Offering on February 17, 2010.  The net proceeds to us from the February Offering, after deducting placement agent fees and the offering expenses borne by us were $1,728,974.

May 2010 Offering - On May 3, 2010, we entered into a placement agency agreement (the “May Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,644,737 shares of our common stock and warrants to purchase up to 1,233,553 shares of our common stock in a registered direct public offering (the “May Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the May Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the May 2010 Offering, which could not exceed the lesser of (i) $75,000 or (ii) 8% of the gross proceeds of the May Offering, less the Placement Agent’s placement fee.

The May Agency Agreement contains customary representations, warranties and covenants by us.  It also provides for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered.  We agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

Also on May 3, 2010, we and certain institutional investors entered into a securities purchase agreement (the “May Purchase Agreement”) in connection with the May Offering, pursuant to which we agreed to sell an aggregate of 1,644,737 shares of our common stock and warrants to purchase a total of 1,233,553 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $2.5 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.52 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the May Offering and will remain exercisable for five years thereafter at an exercise price of $1.94 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not effect or enter into an agreement to effect a Variable Rate Transaction.

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of the May Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the May Purchase Agreement.

We closed the May Offering on May 6, 2010.  The net proceeds to us from the May Offering, after deducting placement agent fees and the offering expenses borne by us were $2,258,575.

As of May 31, 2010, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of May 31, 2010.

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The FASB Codification became the source of authoritative U.S. generally accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended November 30, 2009.  Accounting Standards Updates (“ASU”) are now issued for changes to the FASB Codification for new GAAP promulgated by the FASB, amendments to the SEC content in the FASB Codification, as well as for editorial changes.

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

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, was issued in January 2010.  This ASU adds new disclosure requirements for significant transfers in and out of Level 1 and 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, or our fiscal quarter ended May 31, 2010, except for disclosures about the activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, or our fiscal year beginning September 1, 2011.  The adoption of this pronouncement did not have a material impact on our financial statements for the quarter ended May 31, 2010, and we do not expect the remaining disclosures required after December 15, 2010 will have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our expectations regarding the commercialization of, and the potential revenue from, the BSD-2000, BSD 500 and MTX-180 systems;

•	our expectations to further expand our developments to treat other forms of cancer and other diseases and medical conditions;

•	our expectations about the impact on our financial statements resulting from the implementation of recent accounting pronouncements;

•	our belief that expanding our business into international markets represents a significant business opportunity;

•	our belief that the prospects for increased sales in China represents one of our greatest business opportunities;

•	our expectations that our interest and investment income for the foreseeable future will be substantially less than previously earned on our mutual funds;

•	our expectations that we will continue to incur expenses related to seeking governmental and regulatory approvals for our products;

•
our belief that postponing market entry of the MTX-180 until completion of the Phase II design will allow us to enter the market with an optimized system that will have a wider range of applications and increased revenue streams;

•	our expectations about when the MTX-180 will be ready to market and when revenues from the sale of the MTX-180 and related applicators will begin;

•	our expectations that the disposable applicator to be used in conjunction with the MTX-180 represents a significant ongoing revenue stream;

•	our expectations regarding FDA approvals relating to the BSD-2000 system and the MTX-180;

•	our belief that as sales volume increases (decreases) we will increase (decrease) our gross margin percentage because certain fixed manufacturing costs are included in our cost of sales;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that our operating results, revenue, and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents, income tax refunds receivable, and projected sales will be sufficient to finance our operations for the next twelve months.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information required under this item.

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

Changes in the Patient Protection and Affordable Care Act could adversely affect our results of operations and financial position.

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

1.2
Placement Agency Agreement, dated as of May 3, 2010, by and among BSD Medical Corporation and Roth Capital Partners, LLC.  Incorporated by reference to Exhibit 1.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed February 11, 2010.
4.2	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.
10.1
Securities Purchase Agreement, dated as of February 11, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed February 11, 2010.

10.2
Securities Purchase Agreement, dated as of May 3, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.

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

BSD MEDICAL CORPORATION

Date: July 15, 2010	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: July 15, 2010	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)