Form 10-K
period 2010-08-31
BSD MEDICAL CORP
filed 2010-11-29
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2010

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
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]

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
Yes [  ] No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2010 was approximately $26,404,000.

As of November 22, 2010, the registrant had 28,865,703 shares of its common stock, par value $.001, outstanding.

Documents Incorporated by Reference:  Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders, which is expected to be held February 2, 2011, are incorporated by reference into Part III hereof.

BSD MEDICAL CORPORATION
FORM 10-K

For the Year Ended August 31, 2010

PART I

ITEM 1.   BUSINESS

Overview

BSD Medical Corporation (the “Company” or “BSD”) was originally incorporated under the laws of the State of Utah on March 17, 1978.  On July 3, 1986, the Company was reincorporated in the State of Delaware.

We develop, manufacture, market and service medical systems that deliver precision-focused radio frequency (RF) or microwave energy into diseased sites of the body, heating them to specified temperatures as required for a variety of medical therapies.  Our business objectives are to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer using microwave/RF systems.

While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for technology that has contributed to a new medical industry addressing the needs of men’s health.  In accordance with our strategic plan, we subsequently sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide substantial funding that we have utilized for commercializing our systems used in the treatment of cancer and in achieving other business objectives.

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

Our hyperthermia cancer treatment systems are used to treat cancer with heat (hyperthermia) while boosting the effectiveness of radiation for certain tumors through a number of biological mechanisms.  Hyperthermia is usually used to increase the effectiveness of other therapies; e.g., radiation therapy and chemotherapy for the treatment of locally advanced cancers.  Hyperthermia usually refers to treatments delivered at temperatures of 40-49°C for one hour.

Our microwave ablation system is used to ablate (vaporize) soft tissue with heat alone.  Thermal ablation usually refers to heat treatments delivered at temperatures above 55°C for short periods of time. Thermal ablation is used to destroy local tumors using a short intense focus of heat on a specific area, which is usually small, similar to surgical removal of the tumor.

Commercialization of our systems that are used to treat cancer is our most immediate business objective.  Current and future cancer treatment sites for our systems may include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, ovaries, esophagus, liver, kidney, brain, bone, stomach and lung.  Our cancer treatment systems have been used to treat thousands of patients throughout the world and have received many awards, including the Frost & Sullivan “Technology Innovation of the Year Award” for cancer therapy devices, which was awarded for the development of the BSD-2000 Hyperthermia System.

Although we have not entered most of these markets, we also believe that our technology has application for a number of other medical purposes in addition to cancer.

Through August 31, 2010, most of our operating revenues have been from the sale of our hyperthermia cancer systems.  In addition to revenues from the sale of these systems, we recognize revenue from the sale of parts and accessories related to our systems, the sale of consumable devices used with certain of our systems, training, service support contracts, and other miscellaneous revenues.  System and product sales totaled $1,261,490, $3,293,116 and $4,841,713 for the years ended August 31, 2010, 2009 and 2008, respectively.  Sales of consumable devices, service and other revenues totaled $320,786, $243,371 and $301,427 for the years ended August 31, 2010, 2009 and 2008, respectively.

On April 22, 2008 we changed the listing of our stock from the American Stock Exchange (AMEX) to the NASDAQ Stock Market (NASDAQ), and our stock now trades under the NASDAQ symbol “BSDM.”

The Sale of TherMatrx

One of our important contributions to the advancement of medical therapy has been our pioneering work in developing a new treatment for conditions associated with enlargement of the prostate, which afflicts most men as they age.  As the prostate enlarges it constricts urine flow.  The condition is known medically as benign prostatic hyperplasia or BPH.  We developed a technology that allows men to be treated for BPH through an outpatient procedure as an alternative to surgery or a lengthy regimen of medication.

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

On July 15, 2004, TherMatrx, Inc. was sold to American Medical Systems Holdings, Inc. (AMS).  Our part of the total proceeds from this sale was approximately 25%.  A portion of the payout from the sale was based on contingency payments.  We received a total of approximately $33.7 million from the TherMatrx sale.  We are not currently entitled to or expect any further payments or proceeds from the sale of TherMatrx.

Our Contributions to Cancer Therapy

Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimates that during 2010 approximately 1,530,000 new cancer cases will be diagnosed and that approximately 569,000 Americans will die from cancer.  In the United States, the chance of developing cancer during a person’s lifetime is one in two for men and one in three for women.  Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

Our cancer treatment systems have been developed to both kill cancer directly with heat and to increase the effectiveness of the primary cancer treatments used in conjunction with the heat therapy.  The primary therapies currently used to treat cancer include:

•
Radiation therapy, which is treatment with high-energy rays.  The radiation may come from outside of the body (external radiation) or from radioactive materials placed directly in a tumor (internal or implant radiation, sometimes called brachytherapy).

•	Chemotherapy, which is treatment with drugs.

•	Surgery, which is the resection, or removal, of a tumor or organ of the body.

•
Ablation, which is the use of precision-guided energy to ablate (destroy) soft tissue.  Some cancers, such as certain cancers of the liver, prostate, kidney, bone metastases and lung are treated using ablation as an alternative to surgery.

Because cancer remains a leading cause of death, the current primary cancer therapies are still inadequate, and there is a need for better treatment.  We have engineered systems designed to increase the effectiveness of these cancer treatments through the use of precision-focused RF/microwave energy to selectively heat cancer, creating “hyperthermia” in cancerous tumors.  Hyperthermia is a cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment in making certain of the major existing cancer therapies more effective for some cancers.

Hyperthermia has been shown to be a significant potentiator of other therapies.  Clinical studies have demonstrated that hyperthermia can more than double the efficacy of radiation therapy in select tumors, without an increase in toxicity, and can enhance the efficacy of a number of chemotherapeutic agents, providing a safe and efficacious treatment for many types of solid tumors.  Published data from 18 randomized trials on hyperthermia demonstrated significantly better results from hyperthermia combined with radiotherapy (n=13), chemotherapy (n=3), and radiotherapy plus chemotherapy (n=2), compared to the same treatment without hyperthermia.

A meta-analysis was published that included all published, randomized studies that compared hyperthermia and radiation therapy to radiation therapy alone. The analysis involved 23 studies of 1,861 patients. Results of this meta-analysis showed a significant improvement in outcome from the addition of hyperthermia to radiotherapy for a number of tumor sites; i.e., chest wall, cervix, rectum, bladder, melanoma, and head and neck, to a high degree of statistical significance.  For melanoma, after two years, local control (local regression or disappearance of the tumor) was 28% for the control group of patients who received radiation therapy alone versus 46% local control for the patients who received both hyperthermia and radiation therapy.  For recurrent breast cancer, the complete response rate (complete disappearance of the tumor) increased from 38% for those receiving radiation therapy alone to 60% for those patients who received both hyperthermia and radiation therapy.  For glioblastoma (brain cancer), the two-year survival rate for patients who received radiation therapy alone was 15%, compared to 31% survival rate two years after treatment for those who received both hyperthermia and radiation therapy.  For advanced cervical cancer, the complete response rate (disappearance of the tumor) rose from 57% for patients who received radiation treatments alone to 83% for patients receiving both hyperthermia and radiation therapy.  The cervical cancer data was based on the condition of patients three years after treatment.  High risk soft-tissue sarcoma patients were 30% more likely to be alive and cancer free almost three years after starting treatment if hyperthermia was added to their chemotherapy treatment.  Median disease-free survival was 32 months in the hyperthermia and chemotherapy group vs. 17 months in the chemotherapy only group. Almost three years after starting treatment, the sarcoma patients treated with hyperthermia and chemotherapy were 42% less likely to experience a recurrence of their cancer at the same site or to die than those who were getting chemotherapy alone.

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

Our hyperthermia therapy systems deliver microwave energy to elevate the temperature of tumors, usually between 40°C and 45°C (104°F to 113°F).  Hyperthermia kills cells in solid tumors, without damaging normal tissues, because higher temperatures selectively destroy cells that are hypoxic and have low pH, a condition of tumor cells and not a condition of normal cells. Tumors with poor blood supply systems lack the natural cooling capacity provided by efficient blood flow in normal tissues, making them selectively susceptible to the destructive effects of hyperthermia therapy.  The basis for the supra-additive effect of hyperthermia on radiotherapy comes from the ability of hyperthermia to kill cells that are hypoxic, have a low pH, and are in the S-phase of division, which are all conditions that make cells radioresistant.  The elevated temperatures draw blood to the tumor as the body’s natural response to the stimulus of heat, leading to higher oxygen concentration. These effects on blood flow and tumor oxygenation make the cancer cells more susceptible to other anti-cancer therapies.  The increased blood supply to the tumor improves delivery of drugs to tumors in chemotherapy. Hyperthermia also destroys cancer cells directly through damage to the plasma membrane, the cytoskeleton and the cell nucleus, and by disrupting the stability of cellular proteins.

Hyperthermia can have other therapeutic uses.  Clinical studies have shown that hyperthermia can be used to shrink tumors prior to surgery, potentially making resection easier or even possible.  Research has shown hyperthermia can be an activator for some gene therapies by speeding gene production (heat mediated gene therapy).  Hyperthermia may play a role in the development of new anti-tumor vaccines that are based on the production of heat shock proteins.  Research has shown hyperthermia may be an angiogenesis inhibitor, which means it helps prevent cancer from inducing growth of new blood vessels to expand its blood supply.  Hyperthermia may also become a follow-up therapy for other angiogenesis inhibitors, used in the final destruction of cancer cells depleted of blood by angiogenesis inhibitor therapy.  Hyperthermia has been shown to improve a patient’s quality of life.  Even in situations where there is no hope for survival, hyperthermia may provide benefits through alleviation of some of the side effects of cancer.

Since the founding of the Company, we have been heavily involved in developing technological advances to expand the use of hyperthermia therapy for the treatment of cancer.  Our efforts have included joint work with many notable cancer research centers in the United States and Europe.  In past years, funding for our research efforts has been provided by such sources as the National Institutes of Health in the United States and major European government agencies.  In recent years, we have focused our efforts in perfecting the technology required to precisely deliver deep, non-invasive hyperthermia therapy for the treatment of pelvic and other deep cancers and to demonstrate effective use of deep hyperthermia through clinical trials.  We believe that our BSD-2000 system has emerged from this development effort as a world leader for hyperthermia therapy.

We have developed various technologies for heating cancerous tumors, depending on their location in the body.  Through our developments, cancers such as melanomas or recurrent breast cancer located near the surface of the body can be treated with superficial cancer treatment applicators and systems.  Cancers that can be accessed through catheters inserted into the tumor as part of invasive radiation techniques (which are used to treat prostate cancer or head and neck cancer) can be treated with small, inserted antennas that we have developed to deliver focused microwave energy into the cancerous tissue.  We have also developed systems to non-invasively treat cancers located deep in the body by focusing electromagnetic energy on the cancer through a cylindrical applicator that surrounds the body.  This cylindrical applicator contains an array of multiple antennae that focus radio frequency energy, and therefore heat, on the tumor.  Temperature levels for treatments are monitored through small temperature sensors.  Some of our systems can be interfaced with magnetic resonance imaging, or MRI, so that the treatment in progress can be observed, and temperatures can be monitored through images colorized to depict gradation of temperature levels (thermography).

Our BSD-500 Hyperthermia System (“BSD-500”) is used to treat certain cancers located near the surface of the body, or areas that can be accessed using inserted antennae.  The BSD-500 comes in several versions, depending on the customer requirements.  The BSD-2000 Hyperthermia System (“BSD-2000”) is used to non-invasively treat certain deep cancers.  This system also comes in several versions, including models with three dimensional, or 3D, steering of electromagnetic energy, as well as the ability to be integrated with magnetic resonance imaging, or MRI.

The BSD-500 has received FDA approval for the treatment of certain tumors.  In addition, the system has gone through an extensive revision, and we have obtained FDA approval of two major supplements that were necessary for commercialization.  We have certified the BSD-500 for the CE (Conformite Europeenne) Mark required for export into certain European and non-European countries.

The BSD-2000 does not currently have FDA approval except as an investigational device.  On May 18, 2009, we obtained Humanitarian Use Device (HUD) designation for the BSD-2000 for use in conjunction with radiation therapy for the treatment of cervical carcinoma patients who are ineligible for chemotherapy, and we subsequently filed a Humanitarian Device Exemption (HDE) submission with the FDA.  Obtaining the HUD designation and approval of the HDE are the two steps required to obtain HDE marketing approval, which requires us to demonstrate the device’s safety and probable benefit in treating a disease or condition that affects fewer than 4,000 individuals in the United States per year. The HDE is still under review by the FDA.  We have certified the BSD-2000 for the CE Mark required for export into certain European and non-European countries.  We sought and obtained regulatory approval for the sale of the BSD-2000 in the People’s Republic of China during 2005.

Our Phase I MicroThermX Microwave Ablation System (“MTX-100”) thermal ablation system received FDA marketing clearance in September 2008 for ablation of soft tissue, but following field evaluations of the original design, we elected to pursue a more advanced Phase II ablation system before entering the market.  The more advanced Phase II design of our MicroThermX Microwave Ablation System (“MTX-180”) will provide a wider range of clinical applications, improved ease of use and, we expect, additional revenue streams.  The MTX-180 was designed to provide a higher power, optimized system targeted to the growing therapeutic interventional and surgical oncology market.  We believe the MTX-180 has the potential to be a market leader in microwave ablation.  Our MTX-180 received FDA marketing clearance in August 2010 for ablation of soft tissue.  We have certified the MTX-180 for the CE Mark required for export into certain European and non-European countries.

Our Products and Services

We have developed technology and products for thermal ablation and hyperthermia cancer therapy through multiple techniques:

•	Thermal ablation ablates (removes or destroys) soft tissues at high temperatures through focused microwave energy.

•	Superficial hyperthermia non-invasively treats cancerous tumors located within a few centimeters of the surface of the body, such as melanoma and recurrent breast cancer.

•
Internal or interstitial hyperthermia treats tumors in combination with internal radiation therapy by inserting tiny microwave antennae that deliver hyperthermic microwave energy to tumors through the same catheters used to deliver radioactive materials, or “seeds,” to tumors for radiation therapy.  This technique can be employed in treating prostate cancer, breast cancer, head and neck cancer as well as other cancer sites.

•	Deep hyperthermia non-invasively treats tumors located deep within the body.

MicroThermX Microwave Ablation System.  Our MicroThermX Microwave Ablation System, or the MTX-180, has been developed to employ precision-guided microwave energy to ablate soft tissue and was developed to provide treatments as a stand-alone therapy, rather than in combination with other therapies.  The MTX-180 is a compact, mobile system that includes a state-of-the-art computer, a microwave generator, single-patient-use disposable applicators and a proprietary thermistor-based temperature monitoring system.  The delivery of microwave energy is controlled by time and power parameters set by the operator utilizing an interactive touch-screen monitor that allows the operator to quickly and easily control the treatment.  The MTX-180 provides minimally invasive access to the target tissue and can be used in open surgical as well as in percutaneous ablation procedures, which will allow the MTX-180 to be used by both surgeons and interventional radiologists.  The innovative design of the MTX-180 is the first of its kind that allows delivery of higher power levels using a single generator.  The MTX-180 utilizes innovative synchronous phased array technology that was developed and patented by BSD to deliver targeted microwave energy to ablate (destroy) soft tissue. We employed our extensive 32-year background in developing thermal therapy systems in the design of the MTX-180.  Our patented and patents pending technology allows the MTX-180 to provide larger and more uniform zones of ablation during a single procedure.

The MTX-180 represents a significant advance in our strategy to diversify our products and increase revenue and is a major part of our business plan moving forward.  The MTX-180 was designed to provide a higher power, optimized system targeted to the growing therapeutic interventional and surgical oncology market.   It introduces into our product line an innovative, high-end disposable applicator used in each treatment, which we believe represents the potential for a significant ongoing revenue stream after the sale of the system.  We believe that the MTX-180 provides significant advantages over currently available devices that will allow us to capitalize on this rapidly expanding market.

In September 2008, the FDA granted us a 510(k) clearance to market the Phase I MTX-100, which authorizes the commercial sale of the device in the United States.  At the same time that we received the 510(k) clearance for the MTX-100 System, we had already started design of a more advanced Phase II MTX-180 ablation system that would provide a wider range of clinical applications and improved ease of use as well as additional revenue streams.  Following clinical evaluations of Phase I, we decided to postpone market entry until completion of the advanced Phase II MTX-180 design.

In March 2010, we filed a 510(k) submission with the FDA for premarket clearance of the MTX-180.  In August 2010, the FDA granted the Company a 510(k) clearance to market the MTX-180 for ablation of soft tissue, authorizing the commercial sale of the MTX-180 in the United States.

We have also received CE Mark approval for the commercial sale of MTX-180 in Europe.  CE marking allows BSD to market the MTX-180 in the 30 countries that comprise the European Union (EU) and the European Free Trade Association (EFTA).  CE marking is also recognized in many countries outside of the EU, providing BSD the ability to market the MTX-180 to a number of international markets.

We are finalizing our manufacturing processes for the MTX-180 and the disposable applicators, and are developing our marketing and sales strategies.  The options available to us for both domestic and international sales and marketing of the MTX-180 include establishing a distribution partnership with a global leader in the field of interventional radiology or using multiple independent distributors specialized in selling in the field of interventional radiology.  We are currently evaluating both options.  We currently are unable to predict when these product roll out efforts will be completed and when revenues from the sale of the MTX-180 and related applicators will begin.  We do not believe, however, that these revenues will begin earlier than the first quarter of calendar year 2011, and we cannot be sure that these revenues will be consistent with our expectations.

BSD-500.  Our BSD-500 Hyperthermia System, or the BSD-500, is used to deliver either superficial hyperthermia therapy, which is non-invasive and delivered externally using antennae placed over the tumor, or interstitial hyperthermia therapy, which is delivered using antennae that are inserted into the tumor, or both.  These systems include a touch screen display monitor by which the operator controls the hyperthermia treatment, computer equipment and software that controls the delivery of microwave energy to the tumor, and a generator that creates the needed microwave energy for the treatment.  Additionally, the systems include a variety of applicator (radiating antennae) configurations, depending on the system.  Various configurations of non-invasive applicators (antennae) are used for superficial hyperthermia treatments.  For interstitial hyperthermia treatments, the system may include up to 24 small microwave heat-delivering antennae that are inserted into catheters used for internal radiation therapy (called brachytherapy).

Our primary FDA approval (described as a pre-market approval, or PMA, which is the standard FDA approval required to market Class III medical devices in the United States) for the BSD-500 is for the use of hyperthermia and radiation therapy to treat certain tumors using the BSD-500.  There are some clinical studies that have been published that show the effectiveness and safety for the use of hyperthermia and certain chemotherapy drugs for the treatment of some cancers.  However, we do not currently have FDA approval for the use of hyperthermia in conjunction with chemotherapy.  Physicians are allowed to utilize medical devices that have been approved or cleared by the FDA, including the BSD-500, for off label indications (indications for use that are not included in the FDA approval or clearance), but a manufacturer cannot promote for an off label use in the United States, as the FDA considers this to be an unproven clinical application.

We have received FDA approval through FDA supplements for implementation of a new operating system and a new power generation system and other commercial upgrades for the BSD-500 configurations. We have also certified the BSD-500 systems for the CE Mark, which is required for export into some European and non-European countries.

BSD-2000.  The BSD-2000 Hyperthermia System, or the BSD-2000, family of products includes the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR.  These systems non-invasively deliver localized therapeutic heating (hyperthermia) to solid tumors by applying radiofrequency (RF) energy to certain cancerous tumors, including those located deep within the body.  These systems consist of four major subsystems:  an RF power generator delivery subsystem; a proprietary, thermistor-based, thermometry subsystem; a computerized monitoring and control subsystem; and an applicator subsystem that includes an applicator and patient support system; as well as various accessories.  The BSD-2000 delivers energy to a patient using a power source and an array of multiple antennae that surround the patient’s body.  The BSD-2000 systems create a central focusing of energy that can be adjusted to target the 3-dimensional shape, size, and location of the tumor, thus providing dynamic control of the heating delivered to the tumor region.  The basic BSD-2000 has eight microwave antennae enabling this electronic steering of energy within the patient’s body.  The BSD-2000/3D has 24 microwave antennae enabling additional electronic steering along the long axis of the body.  The 3D steering is particularly useful when implemented with a magnetic resonance system that is capable of non-invasive 3D imaging showing the heated regions, thus permitting the clinician to view the heating pattern in the tumor and steer the energy to the tumor site.

The BSD-2000 has not yet received PMA from the FDA for commercial marketing in the United States, but the BSD-2000 has obtained an investigational device exemption, or IDE, for placement in the United States for research purposes only.  We have also certified the BSD-2000 family for the CE Mark required for export into certain European and non-European countries and have obtained regulatory approval for the sale of the BSD-2000 in the People’s Republic of China.

In March 2006, we filed an FDA submission requesting PMA for the BSD-2000.  During the PMA review process, we worked closely with the FDA to determine an appropriate pathway to obtain a marketing approval for the BSD-2000 utilizing the clinical data that was available to us to support marketing approval.  During this process, the FDA suggested that the HDE marketing approval process might be the most expeditious pathway for us to obtain marketing approval.

On May 18, 2009, the FDA granted HUD designation for our BSD-2000 for use in conjunction with radiation therapy for the treatment of cervical carcinoma patients who are ineligible for chemotherapy.  This is the first of the two steps required to obtain HDE marketing approval.  Subsequent to the FDA granting the HUD for the BSD-2000, which confirms that the intended use population is fewer than 4,000 patients per year, we filed an HDE submission with the FDA.  As of the date of filing this report, the FDA continues its review of our HDE marketing submission for the BSD-2000.  We are unable to predict when the review process will be completed and its ultimate outcome.  If we are unable to receive HDE marketing approval, or if the FDA requires us to undergo extensive testing in order to grant HDE marketing approval, our business might be adversely affected.

The PMA was placed on hold until the HUD designation was granted by the FDA.  Once the HUD designation was granted and the HDE was filed, per FDA regulations, we withdrew the PMA submission.   We can decide to pursue PMA for the BSD-2000 at a future date.

The HDE approval of the BSD-2000 will authorize the commercial sale of the BSD-2000 in the United States.  However, there are some differences between the HDE marketing approval and PMA approval, as well as some limitations on the HDE approved devices.  The HDE approval demonstrates safety and probable benefit, is intended for use in the treatment of a disease that affects fewer than 4,000 individuals in the United States per year, is only granted when no comparable device has been approved to treat the same disease population, and requires approval from an Institutional Review Board before being used in a facility.  In addition, we cannot charge an amount for an HDE approved device that exceeds the costs of research and development, fabrication, and distribution.  A device can have both PMA and an HDE approval as long as the approvals are for different indications for use.  In addition, a product can have multiple HDE approvals for different applications, and we may decide to pursue additional HDE approvals for the BSD-2000 in the future.

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

BSD-2000/3D.  Through research funded by the National Cancer Institute in the United States and supportive efforts by other domestic and international research institutions, we enhanced the BSD-2000 to create the BSD-2000/3D.  The BSD-2000/3D adds three-dimensional steering of deep focused energy, enabling additional electronic steering along the long axis of the body.  As part of our international collaborative research efforts, sophisticated treatment planning software for the BSD-2000/3D has also been developed.

We have not yet submitted to the FDA a marketing application for the BSD-2000/3D.  However, we have obtained the CE Mark necessary to export the BSD-2000/3D to certain European countries and other countries requiring CE Mark certification.

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

As is the case for the BSD-2000/3D, we have not yet submitted to the FDA a marketing application for the BSD-2000/3D/MR.  We can, however, market the BSD-2000/3D/MR in Europe as we have CE Mark approval for the BSD-2000/3D/MR, provided we interface the system with an MRI system that also is approved in Europe.

Marketing and Distribution

Our target customers include clinics, hospitals and institutions in which cancer is treated, located either in the United States or international markets.

Hyperthermia Systems.  To support our direct sales and marketing efforts for our hyperthermia systems and products in the United States, we currently utilize independent sales representatives supported by senior management of the Company.

In 2005, we entered into an agreement with Dalian Orientech Co. LTD, a privately owned company, to assist us in obtaining regulatory approval for the sale of the BSD-2000 in the People’s Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country.  We subsequently obtained Chinese regulatory approval, allowing the distributor to begin to market and sell the BSD-2000 system to hospitals in China.

Historically, a significant portion of our revenues have been derived from sales to Medizin-Technik GmbH located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  Medizin-Technik is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in other countries in Europe, India, and Asia.

MicroThermX Microwave Ablation System.  The options available to us for both domestic and international sales and marketing of the MTX-180 include establishing a distribution partnership with a global leader in the field of interventional radiology or using multiple independent distributors specialized in selling in the field of interventional radiology.  We are currently evaluating both options.

Third-Party Reimbursement

We view obtaining adequate third-party reimbursement arrangements as essential to achieving commercial acceptance of our hyperthermia therapy products.  Our products are purchased primarily by clinics, hospitals and other medical institutions that bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients using our products.  Additionally, managed care organizations and insurance companies directly pay for services provided to their patients.  The Center for Medicare and Medicaid Services (CMS), has established 23 billing codes that allow for third-party reimbursement and can be used for or in combination with the delivery of hyperthermia therapy, depending on the circumstances of the treatment. Appropriate codes apply to billing for superficial and interstitial hyperthermia delivered using our BSD-500 systems when used in combination with radiation therapy.  Codes also have been established for providing deep hyperthermia therapy.  Billing codes are available for both institutions and physicians.  Even though billing codes have been established, payments must also be approved by and authorized through the various third-party payors, and third-party payors can establish varying reimbursement plans and levels that can affect hyperthermia reimbursement levels.

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

Competition

We have presented what we believe are our competitive advantages in the discussion of our products above.

Competition in the medical products industry is intense.  We believe that established product lines and cancer therapies, FDA approvals, know-how and reputation in the industry are key competitive factors.  Currently, only a few companies besides BSD have received FDA approval to manufacture and sell hyperthermia therapy systems within the United States, including U.S. Labthermics and Celsion Corporation.  Celsion has been principally involved with clinical trials related to thermotherapy, hyperthermia and related fields, however Celsion has announced the transformation of its company from a medical device company to a biopharmaceutical, solely focused on the development of drugs for the treatment of cancer.  Labthermics produces ultrasound-based systems, which compete with our microwave hyperthermia systems; however, Labthermics is not currently active in the sale of products in our industry.  Several other companies have received IDEs in the United States or other international clearance for certain experimental hyperthermia systems designed to treat both malignant and benign diseases.  Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in cancer treatment businesses), and they have significantly greater resources than we do.

Competitors in the thermal ablation market include RadioTherapeutics, a division of Boston Scientific Corporation, Covidien Ltd., Angiodynamics, Inc., NeuWave Medical, MedWaves Incorporated, and Microsulis Medical Ltd.  Many of these companies have been in the thermal ablation business for several years, are significantly larger organizations, and have more financial resources than the Company.

Product Service

We generally provide a 12-month warranty and record a liability for the warranty following installation on all hyperthermia cancer treatment systems and a 90-day limited warranty on individual components.  We install and service the hyperthermia systems we sell to domestic customers.  In addition, we or our consultants provide technical and clinical training to our customers.  Subsequent to the applicable warranty period, we offer our domestic customers full or limited service contracts.

Generally, our distributors install and service hyperthermia systems sold to foreign customers and are responsible for managing their own warranty programs for their customers, including labor and travel expenses.  We provide warranties for the replacement and/or repair of parts for 12 months for systems sold internationally through distributors and for 90 days for individual components.  Spare parts are generally purchased by the distributors and stored at the distributors’ maintenance facilities to allow prompt repair.  Distributor service personnel are usually trained at customer sites and at our facilities in Salt Lake City, Utah.

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

Product Liability Exposure

The manufacturing and marketing of medical devices involves an inherent risk of product liability.  We presently carry product liability insurance with coverage limits of $5 million.  However, we cannot assure that our product liability insurance will provide adequate coverage against potential claims that might be made against us.  No product liability claims are presently pending against us; however, we cannot assume that product liability claims will not be filed in the future or that such claims will not exceed our coverage limits.

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

Although our MTX-180 has received FDA marketing clearance as a 510(k) submission, most of our hyperthermia treatment systems, including the BSD-500 and the BSD-2000 and related products, have required or require PMA or an HDE marketing approval from the FDA instead of the simpler 510(k) clearance.  PMA or HDE approval requires that we demonstrate that the medical device is safe and effective or safe with a probable benefit.  To do this, we conduct either laboratory and/or clinical testing.  FDA approval must be obtained before commercial distribution of the product.  We intend to continue to make improvements in and to our existing products.  Significant product changes for PMA or HDE approved devices must be submitted to the FDA under investigational device exemptions, or IDEs, or under PMA or HDE supplements.  As described in the section entitled “Our Products and Services” above, we have obtained a PMA for our BSD-500 system and IDE status for our BSD-2000 system.  Significant changes to the MTX-180 may require a new 510(k).  A PMA submission was made to the FDA for the BSD-2000 in March 2006.  Due to the lengthy nature of the PMA review process and the length of time that the submission was under review by the FDA, we worked closely with the FDA to seek the most expeditious pathway that could lead to marketing approval for the BSD-2000. The FDA recommended that BSD pursue HDE marketing approval rather than continue to pursue the PMA approval and BSD followed the FDA’s recommendation.

On May 18, 2009, the FDA granted HUD designation for the BSD-2000 for use in conjunction with radiation therapy for the treatment of cervical carcinoma patients who are ineligible for chemotherapy. This is the first of the two steps required to obtain HDE marketing approval, which requires us to demonstrate the device’s safety and probable benefit in treating a disease or condition that affects fewer than 4,000 individuals in the United States per year.  We subsequently filed an HDE submission with the FDA, which is the final step required to obtain HDE marketing approval.  The HDE is still under review by the FDA.  The HDE approval of the BSD-2000 would authorize the commercial sale of the BSD-2000 in the United States.

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

After we receive FDA approval to market a medical device, we continue to have ongoing responsibilities under the Federal Food, Drug, and Cosmetic Act and FDA regulations.  The FDA reviews design and manufacturing practices, labeling, record-keeping, and required reporting of adverse experiences.  All medical devices must be manufactured in accordance with regulations specified in the FDA Quality System Regulations, or QSR, and in compliance with the ISO and other applicable standards.  In complying with these regulations, we must continue to expend time, money and effort in the areas of design control, production, and quality control to ensure full compliance.  The FDA’s mandatory Medical Device Reporting regulation requires us to provide information to the FDA on death or serious injuries alleged to have been associated with the use of our products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur.  In Europe, the MDD vigilance system regulations require that we, through a representative in Europe, provide information to authorities on death or serious injuries alleged to have been associated with the use of our products, as well as information on product malfunctions that would likely cause or contribute to a death or serious injury if the malfunctions were to recur.  If the FDA were to assert that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable risk to patient health, the FDA could seize our medical devices, ban such medical devices, or order a recall, repair, replacement or refund of such devices, and require us to notify health care professionals and others that the devices present unreasonable risk of substantial harm to the public.  The FDA may also impose operating restrictions and assess civil or criminal penalties against us.  The FDA can also recommend prosecution to the Department of Justice.  Certain regulations are subject to administrative interpretation and we cannot assure that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

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

Patents, Licenses, and Other Rights

Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Our policy is to file patent applications to protect significant technology, inventions and product improvements.  We currently own three patents in the United States related to certain components or technology of our hyperthermia systems.  In addition, three current patents were assigned to TherMatrx, for which we obtained a license.  We currently have one patent license from Duke University.  Six new U.S. patent applications are pending and have been published, other U.S. patents are pending but not published, and one foreign patent is issued and others are pending.  We believe that our patents represent the early pioneering and dominant patents in this field.

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

Research and Development

Research and development expenses for fiscal years 2010 and 2009 were $2,429,215 and $2,043,268, respectively.  The increase in research and development expenses in the fiscal year 2010 was due primarily to the continued development of our MTX-180 and the filing of our 510(k) submission with the FDA for premarket clearance of the device.  We also continued our efforts to enhance our current hyperthermia products and to develop new products related to the following:

•	development of various commercial configurations of the BSD-2000/3D/MR to adapt to both Siemens and GE MR configurations;

•	updating our BSD-500 and BSD-2000 system designs for both reduced cost and improved manufacturability;

•	making enhancements to the BSD-500 and 2000 systems;

•	incorporating new requirements into the design and manufacturing processes;

•	finalizing design and testing of the MicroThermX Microwave Ablation System;

•	establishing and validating commercial manufacturing of the MTX-180;

•	supporting MTX-180 FDA clearance efforts;

•	supporting BSD-2000, BSD-2000/3D and BSD-2000/3D/MR CE Marking approval efforts

•	supporting MTX-180 CE marking approval efforts;

•	supporting product approvals for non-US governments;

•	designing and testing of new advanced cooled disposable microwave ablation applicators;

•	supporting BSD-2000 FDA approval efforts;

•	collaboration with General Electric and Duke engineers related to the new BSD-2000/3D/MR at Duke University;

•	R&D projects not publically disclosed.

Technological changes play an important part in the advancement of our industry.  We intend to continue to devote substantial sums to research and development.  Research and development efforts inherently involve costs, risks and uncertainties that could adversely affect our projections, outlook and operating results.

Seasonality

Our operations are generally not subject to seasonal fluctuations.

Segment Information and Sales Concentrations

We consider our operations to comprise one business segment.  All of our operating assets are located in the United States.

A significant portion of our revenues are derived from sales to Medizin-Technik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe and which is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  For fiscal year 2010 we had sales of $309,259, or 20% of our total sales, from the sale of hyperthermia systems and various component parts sold to Medizin-Technik, as compared to sales of $603,000, or 17% of our total sales, in fiscal 2009.  Management believes the terms of the transactions with Medizin-Technik were arms length and fair to the Company.

A significant portion of our revenues are derived from sales to foreign customers.  During the years ended August 31, 2010, 2009 and 2008, export sales totaled $678,893, $1,668,547 and $2,812,796, or 43%, 47% and 55% of total sales, respectively.  During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.  During fiscal year 2009, export sales to China, Switzerland and Poland were approximately 16%, 13% and 14% of total sales, respectively.  During fiscal year 2008, export sales to Switzerland were approximately 53% of total sales.

In addition, because of the small number of hyperthermia systems sold each year, each customer may be considered significant.

Backlog

As of August 31, 2010, we had no sales backlog.  However, subsequent to August 31, 2010 through November 19, 2010, we have received purchase orders for seven hyperthermia systems totaling approximately $2.4 million.  The timing of reporting the sales for these purchase orders will depend on the delivery of the systems to the customers, collection of the sales price and other revenue recognition criteria.

Employees

As of August 31, 2010, we had 31 employees; 29 of whom were full-time employees.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with our employees to be satisfactory.  We depend upon a limited number of key management, manufacturing, and technical personnel.  Our future success will depend in part on our ability to retain these highly qualified employees.

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

The Company's Internet address is http://www.bsdmedical.com.  We make available on or through our investor link on our website, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC.

ITEM 1A.  RISK FACTORS

Our future operating results are highly uncertain.  Before deciding to invest in BSD or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report on Form 10-K.  If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.  Although the Company has attempted to list the factors of which it is currently aware that may have an impact on its operations, there may be other factors of which the Company is currently unaware or to which it does not assign sufficient significance, and the following list should not be considered comprehensive.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $24,131,070 at August 31, 2010.  We reported net losses of $7,456,948, $11,384,870 and $2,439,099 in fiscal years 2010, 2009 and 2008, respectively.

We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities.  To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia systems and to successfully commercialize our MTX-180 to improve our profitability on a quarterly or annual basis.  We have been unable to do this in the past and we may be unable to do so in the future, and therefore may never achieve profitability.

Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our hyperthermia systems.

Our hyperthermia cancer treatment systems represent capital equipment purchases for our customers.  Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our hyperthermia systems.  This has contributed to a lack of growth in the worldwide sales of our system.  To the extent that adverse economic conditions continue, we believe our sales of hyperthermia systems will continue to be negatively impacted.

Our revenues can fluctuate significantly from period to period because our sales to date have been based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.

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

During the years ended August 31, 2010, 2009, and 2008, we had sales of $309,259, $603,000 and $2,809,132, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 20%, 17% and 55% of total sales for each respective year.

A significant portion of our revenues are derived from sales to foreign customers.  During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.  During fiscal year 2009, export sales to China, Switzerland and Poland were approximately 16%, 13% and 14% of total sales, respectively.  During fiscal year 2008, export sales to Switzerland were approximately 53% total sales.

To the extent that we are unable to maintain or increase the level of our revenues derived from related parties or foreign customers, the results of our operations could be negatively impacted.

Our hyperthermia therapy products may not achieve market acceptance, which could limit our future revenue and ability to achieve profitability.

To date, hyperthermia therapy has not gained wide acceptance by cancer-treating physicians.  We believe this is due in part to the lingering impression created by the inability of early hyperthermia therapy technologies to focus and control heat directed at specific tissue locations as well as inaccurate conclusions drawn in early scientific studies that hyperthermia was only marginally effective.  Additionally, market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payors to make our products commercially viable, and we believe that reimbursement rates have not been adequate to stimulate strong interest in adopting hyperthermia as a new cancer therapy.  If our sales and marketing efforts to promote hyperthermia therapy acceptance in the medical community fail, or our efforts to improve third-party reimbursement rates for hyperthermia therapy are not successful, then our future revenue from sales of our products may be limited, and we may never be able to obtain profitable recurring operations.

We have obtained FDA clearance to market our MTX-180 Microwave Ablation System and are developing and rolling out manufacturing, marketing and sales strategies.  We are unable to predict when significant sales of the MTX-180 and related disposable antennas will begin.

In August 2010, the FDA granted us a 510(k) clearance to market our MTX-180 Microwave Ablation System for ablation of soft tissue, authorizing the commercial sale of the MTX-180 in the United States.  Our MTX-180 represents a major part of our business plan moving forward and introduces into our product line a high-end disposable that is used in each ablation treatment and which we believe will provide a significant ongoing revenue stream.

We are currently finalizing the manufacturing processes for the MTX-180 and the disposable antennas.  Also, final marketing and sales strategies must be completed prior to market introduction.  We currently are unable to predict when these efforts will be completed and when significant revenues from the sale of the MTX-180 and related antennas will begin.  We do not believe, however, that these revenues will begin until at least the first quarter of calendar year 2011.  We cannot be assured that our efforts to commercialize the MTX-180 will be successful.  If our efforts to commercialize the MTX-180 are not successful, our business will be adversely affected.

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

Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in the cancer treatment business), and they have significantly greater resources than we do.

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

We recently implemented expense reduction measures, including a reduction in the number of our employees.  This reduction in force included a substantial portion of our direct sales personnel, which could negatively impact the sales of our hyperthermia systems in the United States.

In response to lower sales of hyperthermia systems and in an effort to reduce the level of our monthly operating cash burn, we recently implemented expense reduction measures, including a reduction in the number of our employees.  This reduction in force included a substantial portion of our direct sales personnel, which could negatively impact the sales of our hyperthermia systems in the United States.  To support our direct sales and marketing efforts for our hyperthermia systems and products in the United States, we currently utilize independent sales representatives supported by senior management of the Company.

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

Our research and development efforts, pre-clinical tests and clinical trials, and the manufacturing, marketing, distribution and labeling of our products are subject to extensive regulation by the FDA and comparable international agencies.  The process of obtaining FDA and other required regulatory approvals is lengthy and expensive and our financial resources are limited.  The FDA is currently considering a number of reforms in its regulatory processes, which may make the FDA review process longer and more cumbersome for medical devices.

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

The manufacturing and marketing of medical devices involves an inherent risk of product liability.  We presently carry product liability insurance with coverage limits of $5 million.  Our product liability insurance does not cover intended injury, injury or damage resulting from the intoxication of any person, payment of workers’ compensation benefits, injury of our own employee, injury or damage due to war, damage to property that we own, damage to our work, loss of use of property, patent infringements, pollution claims, interest payments, depreciation of property, or injury or damage resulting from asbestos inhalation.  We are responsible to pay the first $10,000 resulting from any claim up to a maximum of $50,000 in one year.  We cannot assure that our product liability insurance will provide adequate coverage against potential claims that might be made against us.  If we were to be subject to a claim in excess of our coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our limited resources, which would reduce our limited capital resources and liquidity and reduce capital we could otherwise use to obtain approvals for and market our products.  In addition, liability or alleged liability could harm our business by diverting the attention and resources of our management and by damaging our reputation.

We are dependent upon key personnel, some of whom would be difficult to replace.

Our success will be largely dependent upon the efforts of Harold R. Wolcott, our President, Paul F. Turner, our Senior Vice President and Chief Technology Officer, Steven M. Smith, our Vice President of Marketing and Business Development, and Dixie Toolson Sells, our Vice President of Regulatory Affairs, and other key employees.  We do not maintain key-person insurance on any of these employees.  Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel.  Competition for these individuals is intense.  The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to manage our business and meet key objectives such as the sale of our products and the introduction of new products.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers.  Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.  The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.  The following factors could impact the market for our stock and cause further volatility in our stock price:

•	announcements of new technological innovations;

•	FDA and other regulatory developments and changes;

•	changes in third-party reimbursements;

•	developments concerning proprietary rights;

•	third parties receiving FDA approval for competing products; and

•	market conditions generally for medical and technology stocks.

Our directors and executive officers own a substantial number of shares of our capital stock, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Our directors and executive officers own approximately 36% of our outstanding voting power.  Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets.  Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our company.

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

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings, to our knowledge, pending against or being taken by us.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 9, 2005, the American Stock Exchange (AMEX) approved the listing for BSD Medical Corporation and the shares began trading on that day under the symbol “BSM”.  On April 22, 2008, the shares began trading on the Nasdaq Stock Market under the symbol “BSDM”.  The following table sets forth the high and low sales prices, as provided by NASDAQ for the quarters in fiscal years 2009 and 2010.  The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended:	High	Low
November 30, 2008	$8.50	$3.10
February 28, 2009	5.18	2.50
May 31, 2009	2.99	1.17
August 31, 2009	2.31	1.70
November 30, 2009	4.77	1.84
February 28, 2010	2.75	1.60
May 31, 2010	2.10	1.27
August 31, 2010	3.58	0.86

As of August 31, 2010, there were 479 holders of record of our common stock.  We have not paid any cash dividends on our common stock since our inception, and we currently plan to retain our future earnings, if any, to fund the growth of our business.

On November 22, 2010, the last reported sales price of our common stock on the Nasdaq Stock Market was $5.54 per share.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph shows a comparison of the five-year cumulative total return for the Company's common stock, the S&P 500 Index, and the S&P Health Care Equipment Index, assuming an investment of $100 on August 31, 2005.  The cumulative return of the Company was computed by dividing the difference between the price of the Company's common stock at the end and the beginning of the measurement period (August 31, 2005 to August 31, 2010) by the price of the Company's common stock at the beginning of the measurement period.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the fiscal years in the five year period ended August 31, 2010 were derived from the Company’s financial statements audited by Tanner LLC, independent registered public accountants.  The data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.  See also the discussion in “The Sale of TherMatrx” included in Item 1, “Business”, of this Form 10-K.

	Years Ended August 31,
	2010	2009	2008	2007	2006

Results of Operations Data:
Revenues	$1,582,276	$3,536,487	$5,143,140	$2,834,386	$2,898,402
Loss from operations	(7,477,966)	(6,526,493)	(4,252,344)	(6,384,540)	(5,099,151)
Net income (loss)	(7,456,948)	(11,384,870)	(2,439,099)	(3,348,195)	9,249,496

Income (loss) per common share - diluted	$(0.32)	$(0.52)	$(0.11)	$(0.16)	$0.42

Dividends per common share	$-	$-	$-	$-	$-

Balance Sheet Data:
Total Assets	$12,702,169	$12,857,358	$21,486,898	$24,341,640	$28,309,868
Long-term debt	-	-	-	-	-
Stockholders' equity	12,118,225	11,940,989	20,155,860	23,183,788	25,624,001

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below and the Item 1A “Risk Factors” above.  The following discussion should be read in conjunction with our financial statements and notes thereto included in this annual report on Form 10-K.  All information presented herein is based on our fiscal year ended August 31, 2010.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We develop, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused microwave and radiofrequency (RF) energy.  Our product lines include both hyperthermia and ablation treatment systems.  Our microwave ablation system has been developed as a stand-alone therapy to employ precision-guided microwave energy to ablate (destroy) soft tissue.  Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia) while increasing the effectiveness of other therapies such as radiation therapy.  We have developed extensive intellectual property, multiple products in the market and established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals and clearances in the United States, Europe and China.

On August 18, 2010 we announced that the FDA granted the Company a 510(k) clearance to market our MTX-180 for ablation of soft tissue.  Clearance from the FDA of BSD’s 510(k) Premarket Notification submission authorizes the commercial sale of the MTX-180 in the United States.  The MTX-180 was designed to provide a higher power, optimized system targeted to the growing therapeutic interventional and surgical oncology market.  The MTX-180 represents a major part of our business plan moving forward.  It introduces into our product line a disposable applicator used in each treatment, which we believe represents the potential for a significant ongoing revenue stream after the sale of the system.  We are currently finalizing the manufacturing processes for the MTX-180 and the applicators.

The options available to us for both domestic and international sales and marketing of the MTX-180 include establishing a distribution partnership with a global leader in the field of interventional radiology or using multiple independent distributors specialized in selling in the field of interventional radiology.  We are currently evaluating both options.  We do not believe that significant revenues from the sale of the MTX-180 and related applicators will begin until at least the first quarter of calendar year 2011, and we cannot be sure that these revenues will be consistent with our expectations.

Through August 31, 2010, most of our operating revenues have been from the sale of our hyperthermia cancer systems.  In addition to revenues from the sale of these systems, we recognize revenue from the sale of parts and accessories related to our systems, the sale of consumable devices used with certain of our systems, training, service support contracts, and other miscellaneous revenues.  System and product sales totaled $1,261,490, $3,293,116 and $4,841,713 for the years ended August 31, 2010, 2009 and 2008, respectively.  Sales of consumable devices, service and other revenues totaled $320,786, $243,371 and $301,427 for the years ended August 31, 2010, 2009 and 2008, respectively.

As of August 31, 2010, we had no sales backlog.  However, subsequent to August 31, 2010 through November 19, 2010, we have received purchase orders for seven hyperthermia systems totaling approximately $2.4 million.  The timing of reporting the sales for these purchase orders will depend on the delivery of the systems to the customers, collection of the sales price and other revenue recognition criteria.

Results of Operations

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

Reduction in Operating Expenses

With the decrease in our revenues in the current fiscal year, primarily as a result of the decrease in sales of our hyperthermia systems, we have implemented expense reduction measures to reduce the level of our monthly operating cash burn.  In May 2010, we completed an employee reduction and reduced the level of involvement of certain key outside consultants.  With this reduction in force, we closed a satellite office in Arizona and also reduced other operating expenses such as payroll taxes, employee benefits and travel.

Revenues

We recognize revenue from the sale of our hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through August 31, 2010, we have not had any sales of our MTX-180 system or related applicators.

To date, hyperthermia therapy has not gained wide acceptance by cancer-treating physicians.  We believe this is due in part to the lingering impression created by the inability of early hyperthermia therapy technologies to focus and control heat directed at specific tissue locations and inaccurate conclusions drawn in early scientific studies that hyperthermia was only marginally effective.  Additionally, we do not believe that reimbursement rates from third-party payers have been adequate to promote hyperthermia therapy acceptance in the medical community.

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

As a result of these negative factors, we have experienced a decline in the number of hyperthermia systems sold, and we believe these difficulties may continue to negatively impact the sales of our hyperthermia systems and our operating results.

The following table summarizes the number of our hyperthermia systems sold for the years ended August 31, 2010, 2009 and 2008:
	2010	2009	2008

BSD-500	3	7	10
BSD-2000	2	4	-
BSD-2000/3D	-	1	1
BSD-2000/3D/MR	-	-	2

Total	5	12	13

We have historically derived a significant portion of our revenues from sales to related parties.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Medizin-Technik GmbH and Dr. Gerhard Sennewald.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizin-Technik GmbH.  We derived $309,259, or approximately 20%, of our total revenue in the year ended August 31, 2010 from sales to related parties, compared to $603,000 or approximately 17%, in the year ended August 31, 2009, and $2,809,132 or approximately 55% in the year ended August 31, 2008.

In the year ended August 31, 2010, we derived $1,273,017, or approximately 80%, of our total revenue from non-related parties, as compared to $2,933,487, or 83%, in the year ended August 31, 2009, and $2,334,008, or 45%, in the year ended August 31, 2008.

The following tables summarize the sources of our revenues for the years ended August 31, 2010, 2009 and 2008:

Non-Related Parties	2010	2009	2008

Product sales	$1,095,440	$2,784,777	$2,218,700
Consumable devices	12,300	4,802	16,247
Service contracts	131,826	78,763	56,968
Other	33,451	65,145	42,093

Total	$1,273,017	$2,933,487	$2,334,008

Related Parties	2010	2009	2008

Product sales	$166,050	$508,339	$2,623,013
Consumable devices	33,000	54,200	38,550
Service contracts	-	-	-
Other	110,209	40,461	147,569

Total	$309,259	$603,000	$2,809,132

Total revenues for the year ended August 31, 2010 were $1,582,276 compared to $3,536,487 for the year ended August 31, 2009, a decrease of $1,954,211, or approximately 55%.  The overall decrease in revenues in the current fiscal year is due primarily to fewer sales of hyperthermia systems in the current fiscal year.  We sold five hyperthermia systems in fiscal year 2010 compared to twelve hyperthermia systems in fiscal year 2009.  In addition, we did not sell any higher priced BSD-2000/3D/MR systems to related parties in the current fiscal year.

Total revenues for the year ended August 31, 2009 were $3,536,487 compared to $5,143,140 for the year ended August 31, 2008, a decrease of $1,606,653, or approximately 31%.  The overall decrease in revenues is fiscal year 2009 compared to fiscal year 2008 was due primarily to a significant decrease in related party sales, partially offset by an increase in non-related party sales.  We sold one less hyperthermia system in fiscal year 2009 compared to fiscal year 2008.  In addition, we did not sell any higher priced BSD-2000/3D/MR systems to related parties in the year ended August 31, 2009, but sold two of these systems in the year ended August 31, 2008.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $81,266, or 5% of total sales, for fiscal year 2010, $1,614,269, or 46% of total sales, for fiscal year 2009, and $3,058,891, or 59%, for fiscal year 2008.  The decrease in gross margin and gross margin percentage in fiscal years 2010 and 2009 resulted primarily from the decrease in product sales, for which our gross margin is higher than our other sources of revenue.  In addition, as sales volume increases, we believe we will more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2010 and 2009

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizin-Technik and Dr. Sennewald.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2010 was $1,501,010 compared to $1,922,218 for fiscal 2009, a decrease of $421,208, or approximately 22%.  This decrease resulted primarily from the sale of fewer hyperthermia systems in the current fiscal year compared to the last fiscal year, as further discussed above.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses were $2,429,215 for fiscal 2010 compared to $2,043,268, for fiscal 2009, an increase of $385,947, or approximately 19%.  The increase in research and development expenses in the current fiscal year is due primarily to the continued development of our MTX-180, the filing of our 510(k) submission with the FDA for premarket clearance of the device and CE Marking for approval in EU countries.  We also continued our efforts to enhance our current hyperthermia products and to develop new products.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $5,130,017 for fiscal 2010 compared to $6,097,494 in fiscal 2009, a decrease of $967,477, or approximately 16%.  The decrease in selling, general and administrative expenses in the current fiscal year is due to the headcount reductions and other operating expense reduction measures implemented in May 2010.  In addition, our selling, general and administrative expenses for fiscal 2009 were higher due to severance payments made to our former president, higher non-cash stock option expense, and higher professional fees.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2009 and 2008

Cost of Sales – Total cost of sales for fiscal 2009 was $1,922,218 compared to $2,084,249 for fiscal 2008, a decrease of $162,031, or 8%.  This decrease in cost of sales resulted primarily from the sale of fewer hyperthermia systems in fiscal 2009, particularly to related parties, as further discussed above.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses were $2,043,268 for fiscal 2009 compared to $1,737,924, for fiscal 2008, an increase of $305,344, or approximately 18%.  The increase in research and development expenses in fiscal year 2009 compared to fiscal year 2008 resulted from our continuing efforts to develop an advanced generation of the microwave ablation system, software improvements and other enhancements to our hyperthermia systems and the development of new products.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $6,097,494 for fiscal 2009 compared to $5,573,311 in fiscal 2008, an increase of $524,183, or approximately 9%.  The increase in selling, general and administrative expenses in fiscal year 2009 was due to severance payments made to our former president, higher non-cash stock option expense, and an increase in our board compensation due to the addition of a new director.

Other Income (Expense) and Income Tax Benefit

Interest and Investment Income:  Interest and investment income was $11,042, $584,523, and $1,046,313 for the years ended August 31, 2010, 2009 and 2008, respectively.  The decrease in interest and investment income in the current fiscal year and in fiscal 2009 resulted primarily from lower levels of investments compared to the prior fiscal years.  The proceeds from the sale of our mutual funds in March and May 2009 were deposited in money market funds.  Subsequently, the interest and investment income earned was substantially less than previously earned on our mutual funds, but we believe we have significantly reduced the exposure to our funds of market fluctuations.

Realized Loss on Investments:  We sold 100% of our investments in mutual funds in March and May 2009.  The investments had a total cost basis of $16,652,543 and we received total proceeds of $10,150,957, resulting in a realized loss of $6,501,586.  We had no realized loss on investments in fiscal year 2010 or fiscal year 2008.  As a result of the sale of investments, at August 31, 2010 and 2009, we had no investments, but cash and equivalents comprised primarily of money market funds.

Income Tax Benefit:  The income tax benefit was $6,571, $1,150,000 and $961,000 for the years ended August 31, 2010, 2009 and 2008, respectively.  The income tax benefit for each year represents an increase in our income tax receivable resulting from our ability to carry back our taxable loss in that year to offset income taxes previously paid, partially offset by a deferred tax provision in 2009 and 2008.  As a result of the enactment of the American Recovery and Reinvestment Act of 2009 in February 2009, we are able to carry back our fiscal 2009 operating losses and realized losses on investments to the extent of the remaining taxable income for our fiscal year 2005.

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

Liquidity and Capital Resources

Since inception through August 31, 2010, we have generated an accumulated deficit of $24,131,070 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of an investment in a spinoff operation and the issuance of our common stock.  As of August 31, 2010, we had cash and cash equivalents of $8,483,565, comprised primarily of money market funds.  In addition, we collected an income tax receivable of $1,365,758 in March 2010.

As of August 31, 2010, we had current liabilities totaling $510,593, comprised of accounts payable, accrued liabilities and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $73,351.

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

Also on February 11, 2010, we and certain institutional investors entered into a securities purchase agreement (the “February Purchase Agreement”) in connection with the February Offering, pursuant to which we agreed to sell an aggregate of 1,176,471 shares of our common stock and warrants to purchase a total of 882,354 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other offering expenses payable by us, of approximately $2 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.70 per fixed combination.  The warrants became exercisable six months and one day following the closing date of the February Offering and will remain exercisable for five years thereafter at an exercise price of $2.04 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

As of November 22, 2010, we have issued 541,178 shares of our common stock as a result of the exercise of warrants issued in the February Offering.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a “Variable Rate Transaction,” which means a transaction in which we:

•
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

•
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

We closed the February Offering on February 17, 2010.  The net proceeds to us from the February Offering, after deducting placement agent fees and the offering expenses borne by us, were $1,728,974.

May 2010 Offering - On May 3, 2010, we entered into a placement agency agreement (the “May Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,644,737 shares of our common stock and warrants to purchase up to 1,233,553 shares of our common stock in a registered direct public offering (the “May Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the May Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the May Offering, which could not exceed the lesser of (i) $75,000 or (ii) 8% of the gross proceeds of the May Offering, less the Placement Agent’s placement fee.

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

Also on May 3, 2010, we and certain institutional investors entered into a securities purchase agreement (the “May Purchase Agreement”) in connection with the May Offering, pursuant to which we agreed to sell an aggregate of 1,644,737 shares of our common stock and warrants to purchase a total of 1,233,553 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $2.5 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.52 per fixed combination.  The warrants became exercisable six months and one day following the closing date of the May Offering and will remain exercisable for five years thereafter at an exercise price of $1.94 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

As of November 22, 2010, we have issued 380,374 shares of our common stock as a result of the exercise of warrants issued in the May Offering.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a Variable Rate Transaction.

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

We closed the May Offering on May 6, 2010.  The net proceeds to us from the May Offering, after deducting placement agent fees and the offering expenses borne by us, were $2,258,575.

August 2010 Offering - On August 19, 2010, we entered into a placement agency agreement (the “August Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,225,000 shares of our common stock and warrants to purchase up to 918,750 shares of our common stock in a registered direct public offering (the “August Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the August Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the August Offering, which could not exceed the lesser of (i) $75,000 or (ii) 8% of the gross proceeds of the August Offering, less the Placement Agent’s placement fee.

The August Agency Agreement contains customary representations, warranties and covenants by us.  It also provides for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered.  We agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

Also on August 19, 2010, we and certain institutional investors entered into a securities purchase agreement (the “August Purchase Agreement”) in connection with the August Offering, pursuant to which we agreed to sell an aggregate of 1,225,000 shares of our common stock and warrants to purchase a total of 918,750 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $2.75 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $2.25 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the August Offering and will remain exercisable for five years thereafter at an exercise price of $3.27 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a Variable Rate Transaction.

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of the August Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the August Purchase Agreement.

We closed the August Offering on August 24, 2010.  The net proceeds to us from the August Offering, after deducting placement agent fees and the offering expenses borne by us, were $2,506,174.

November 2010 Offering - On November 15, 2010, we entered into a placement agency agreement (the “November Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,750,000 shares of our common stock and warrants to purchase up to 875,000 shares of our common stock in a registered direct public offering (the “November Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the November Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the November Offering, which could not exceed the lesser of (i) $30,000 or (ii) 8% of the gross proceeds of the November Offering, less the Placement Agent’s placement fee.

The November Agency Agreement contains customary representations, warranties and covenants by us.  It also provides for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered.  We agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

Also on November 15, 2010, we and certain institutional investors entered into a securities purchase agreement (the “November Purchase Agreement”) in connection with the November Offering, pursuant to which we agreed to sell an aggregate of 1,750,000 shares of our common stock and warrants to purchase a total of 875,000 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $10.45 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.50 shares of common stock.  The purchase price was $5.97 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the November Offering and will remain exercisable for five years thereafter at an exercise price of $7.73 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a Variable Rate Transaction.

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of the November Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the November Purchase Agreement.

We closed the November Offering on November 18, 2010.  The net proceeds to us from the August Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $9.7 million.

Cash Flows from Operating, Investing and Financing Activities

During the year ended August 31, 2010, we used net cash of $5,679,575 in operating activities, primarily as a result of our net loss of $7,456,948, decreased by non-cash expenses totaling $1,289,063, including depreciation and amortization, stock-based compensation and stock issued for services.  Net cash used in operating activities also included increases in receivables of $60,731, inventories of $443,778 and other current assets of $40,514 and decreases in accounts payable of $29,823 and accrued liabilities of $324,159, partially offset by a decrease in income tax receivable of $1,365,758 and an increase in deferred revenue of $21,557.

During the year ended August 31, 2009, we used net cash of $3,643,814 in operating activities, primarily as a result of our net loss of $11,384,870 decreased by non cash expenses of $1,357,778, including depreciation and amortization, and stock-based compensation, and realized loss on investments of $6,501,586.  Net cash used in operating activities also included increases in income tax receivable of $200,198 and inventories of $369,323 and decreases in accrued liabilities of $37,698 and customer deposits of $427,677, partially offset by  decreases in receivables of $846,589 and other current assets of $19,293 and increases in accounts payable of $5,300 and deferred revenue of $45,406.

Net cash used in investing activities for the year ended August 31, 2010 was $122,521, resulting from the purchase of property and equipment.  Net cash provided by investing activities for the year ended August 31, 2009 was $10,041,100, resulting from the proceeds from the sale of investments of $10,150,957, partially offset by the purchase of investments of $23,935, the purchase of property and equipment of $36,478, and purchase of patents of $49,444.

Net cash provided by financing activities for the year ended August 31, 2010 was $6,493,723, comprised of net proceeds from the sale of common stock.  No net cash was provided by or used in financing activities for the year ended August 31, 2009.

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

As of August 31, 2010, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of August 31, 2010.

Other Subsequent Cash Receipts

Subsequent to August 31, 2010, investors exercised warrants to purchase a total of 921,552 common shares, with net proceeds to the Company of $1,841,929.

In November 2010, we were awarded two separate U.S. government grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program.  We submitted grant applications for our BSD-2000 and our MTX-180 and both applications were approved for the maximum award for a single program of $244,479, or a total of $488,958.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

Revenue Recognition:  Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Most system sales are F.O.B. shipping point; therefore, shipment is deemed to have occurred when the product is delivered to the transportation carrier.  Most system sales do not include installation.  If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory.  Some sales of systems may include training as part of the sale.  In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided.  The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as warranted by us.  To date, returns have not been significant.

Revenue from the sale of consumable devices is recognized when a purchase order has been received, the devices have been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Currently, our customers are not required to purchase a minimum number of disposable devices in connection with the purchase of our systems.

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

Investments:  Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  As of August 31, 2010 and 2009, we had no investments, but had cash and cash equivalents comprised primarily of money market funds.  Prior to the liquidation of all our mutual funds in March and May 2009, our investments consisted primarily of a liquid, managed portfolio of mutual funds, and were all considered available-for-sale securities.  The investments were carried at fair value based on quoted market prices, with net unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity in our balance sheets.  Realized gains and losses are included in our statements of operations.

Inventory Reserves:  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  This reserve is a significant estimate and we periodically reviewed our inventory levels and usage, paying particular attention to slower-moving items. If projected sales do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for obsolete inventories in future periods.

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

Allowance for Doubtful Accounts:  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-based Compensation:  Stock-based compensation cost  of stock options and other stock-based awards to employees and directors is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense.  The Black-Scholes valuation model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards.  As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The FASB Codification became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended November 30, 2009.  Accounting Standards Updates (“ASU”) are now issued for changes to the FASB Codification for new GAAP promulgated by the FASB, amendments to the SEC content in the FASB Codification, as well as for editorial changes.

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

•	our belief that the MTX-180 has the potential to be the market leader in microwave ablation and will be a major part of our business plan moving forward;

•	our expectations regarding the manufacturing, marketing, roll out and revenues for the MTX-180 and the estimated timing thereof;

•	our expectations that the disposable applicator to be used in conjunction with the MTX-180 represents a significant ongoing revenue stream;

•	our belief that as sales volume increases we will increase our gross profits percentage by more fully absorbing certain fixed operating costs that are included in our cost of sales;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of August 31, 2010.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of August 31, 2010.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of such date.  In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2010, management concluded that our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Tanner LLC, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such item is defined in Rule 13a-15(f) under the Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

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

1.3
Placement Agency Agreement, dated as of August 19, 2010, by and among BSD Medical Corporation and Roth Capital Partners, LLC.  Incorporated by reference to Exhibit 1.1 to the BSD Medical Corporation Form 8-K, filed August 19, 2010.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the BSD Medical Corporation Annual Report Form 10-KSB, filed December 1, 2003.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.
3.3	Amendment to Bylaws. Incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed January 4, 2008.
4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.
4.2	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed February 11, 2010.
4.3	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.
4.4	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed August 19, 2010.
10.1*	BSD Medical Corporation Fourth Amended and Restated 1998 Director Stock Plan. Incorporated by reference to Exhibit A of the BSD Medical Corporation Schedule 14A, filed December 28, 2009.
10.2*	BSD Medical Corporation Third Amended and Restated 1998 Stock Incentive Plan. Incorporated by reference to Exhibit B of the BSD Medical Corporation Schedule 14B, filed December 28, 2009.
10.3*	BSD Medical Corporation Form of Employee Stock Option Grant. Incorporated by reference to Exhibit 10.7 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.
10.4*	BSD Medical Corporation Form of Director Stock Option Grant. Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.
10.5*
Employment Agreement dated November 2, 1988 between BSD Medical Corporation and Paul F. Turner.  Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Registration Statement on Form SB-2 filed January 27, 2004.

10.6*	Separation Agreement, dated April 7, 2009, between BSD Medical Corporation and Hyrum A. Mead. Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 8, 2009.
10.7*	Offer Letter, dated April 7, 2009, between BSD Medical Corporation and Harold R. Wolcott. Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 8, 2009.
10.8
Securities Purchase Agreement, dated as of February 11, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed February 11, 2010.

10.9
Securities Purchase Agreement, dated as of May 3, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.

10.10
Securities Purchase Agreement, dated as of August 19, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed August 19, 2010.

21.1	Subsidiary List. Incorporated by reference to Exhibit 21.1 of the BSD Medical Corporation Annual Report on Form 10-KSB filed December 1, 2003.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of BSD pursuant to Rule 13a-14.
31.2	Certification of Chief Financial Officer of BSD pursuant to Rule 13a-14.
32.1	Certification of Chief Executive Officer attached pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of BSD pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits marked with an asterisk (*) are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD MEDICAL CORPORATION

Date: November 29, 2010	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2010	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Date: November 29, 2010	By: /s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (principal financial and accounting officer)

Date: November 29, 2010	By: /s/ Timothy C. McQuay
Timothy C. McQuay
Chairman of the Board of Directors

Date: November 29, 2010	By: /s/ Paul F. Turner
Paul F. Turner Senior Vice President and Chief Technology Officer and Member of the Board of Directors

Date: November 29, 2010	By: /s/ Gerhard W. Sennewald
Dr. Gerhard W. Sennewald
Member of the Board of Directors

Date: November 29, 2010	By: /s/ Steven G. Stewart
Steven G. Stewart
Member of the Board of Directors

Date: November 29, 2010	By: /s/ Michael Nobel
Dr. Michael Nobel
Member of the Board of Directors

Date: November 29, 2010	By: /s/ Douglas P. Boyd
Dr. Douglas P. Boyd
Member of the Board of Directors

BSD MEDICAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
   of BSD Medical Corporation

We have audited the internal control of BSD Medical Corporation (the Company) over financial reporting as of August 31, 2010, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of August 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2010, and our report dated November 29, 2010 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of BSD Medical Corporation

We have audited the accompanying balance sheets of BSD Medical Corporation as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BSD Medical Corporation’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2010 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 29, 2010

BSD MEDICAL CORPORATION
Balance Sheets
	August 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$8,483,565	$7,791,938
Accounts receivable, net of allowance for doubtful accounts of $20,000	307,530	289,617
Related party trade accounts receivable	83,834	41,016
Income tax receivable	50,000	1,415,758
Inventories, net	2,238,254	1,794,476
Other current assets	135,050	94,536
Total current assets	11,298,233	11,427,341

Property and equipment, net	1,352,731	1,352,384
Patents, net	51,205	77,633

	$12,702,169	$12,857,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$197,082	$226,905
Accrued liabilities	223,920	548,079
Deferred revenue – current portion	89,591	67,851
Total current liabilities	510,593	842,835

Deferred revenue – net of current portion	73,351	73,534

Total liabilities	583,944	916,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.001 par value, 40,000,000 shares authorized, 26,178,679 and 22,039,301 shares issued, respectively	26,179	22,040
Additional paid-in capital	36,223,350	28,593,305
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(24,131,070)	(16,674,122)
Total stockholders’ equity	12,118,225	11,940,989

	$12,702,169	$12,857,358

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Operations

	Years Ended August 31,
	2010	2009	2008
Revenues:
Sales	$1,273,017	$2,933,487	$2,334,008
Sales to related parties	309,259	603,000	2,809,132

Total revenues	1,582,276	3,536,487	5,143,140

Operating costs and expenses:
Cost of sales	1,182,328	1,553,197	956,220
Cost of related party sales	318,682	369,021	1,128,029
Research and development	2,429,215	2,043,268	1,737,924
Selling, general and administrative	5,130,017	6,097,494	5,573,311

Total operating costs and expenses	9,060,242	10,062,980	9,395,484

Loss from operations	(7,477,966)	(6,526,493)	(4,252,344)

Other income (expense):
Interest and investment income	11,042	584,523	1,046,313
Other income (expense)	3,405	(91,314)	(194,068)
Realized loss on investments	-	(6,501,586)	-

Total other income (expense)	14,447	(6,008,377)	852,245

Loss before income taxes	(7,463,519)	(12,534,870)	(3,400,099)

Income tax benefit	6,571	1,150,000	961,000

Net loss	$(7,456,948)	$(11,384,870)	$(2,439,099)

Loss per common share:
Basic	$(0.32)	$(0.52)	$(0.11)
Diluted	$(0.32)	$(0.52)	$(0.11)

Weighted average number of shares outstanding:
Basic	23,257,000	21,887,000	21,339,000
Diluted	23,257,000	21,887,000	21,339,000

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Stockholders’ Equity
Years Ended August 31, 2010, 2009 and 2008

			Additional			Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Total

Balance, September 1, 2007	21,297,446	$21,298	$26,373,637	24,331	$(234)	$(360,760)	$(2,850,153)	$23,183,788
Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,439,099)	(2,439,099)
Unrealized loss on investments, net of income tax benefit	-	-	-	-	-	(1,780,656)	-	(1,780,656)
Total comprehensive loss								(4,219,755)
Common stock issued for: Cash	56,499	56	158,426	-	-	-	-	158,482
Services	10,514	11	61,184	-	-	-	-	61,195
Cashless option exercises	24,499	24	(24)	-	-	-	-	-
Stock-based compensation	-	-	800,432	-	-	-	-	800,432
Income tax benefit from exercise of stock options	-	-	171,718	-	-	-	-	171,718
Balance, August 31, 2008	21,388,958	21,389	27,565,373	24,331	(234)	(2,141,416)	(5,289,252)	20,155,860
Comprehensive loss:
Net loss	-	-	-	-	-	-	(11,384,870)	(11,384,870)
Unrealized loss on investments, net of income tax benefit	-	-	-	-	-	2,141,416	-	2,141,416
Total comprehensive loss								(9,243,454)
Common stock issued for: Services	32,915	33	105,147	-	-	-	-	105,180
Cashless option exercises	617,428	618	(618)	-	-	-	-	-
Stock-based compensation	-	-	1,117,839	-	-	-	-	1,117,839
Income tax provision from exercise of stock options	-	-	(194,436)	-	-	-	-	(194,436)
Balance, August 31, 2009	22,039,301	22,040	28,593,305	24,331	(234)	-	(16,674,122)	11,940,989
Net loss and comprehensive loss	-	-	-	-	-	-	(7,456,948)	(7,456,948)
Common stock issued for: Services	93,170	93	149,907	-	-	-	-	150,000
Cash, net of offering costs of $762,528	4,046,208	4,046	6,489,677	-	-	-	-	6,493,723
Stock-based compensation	-	-	990,461	-	-	-	-	990,461
Balance, August 31, 2010	26,178,679	$26,179	$36,223,350	24,331	$(234)	$-	$(24,131,070)	$12,118,225

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Cash Flows

	Years Ended August 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(7,456,948)	$(11,384,870)	$(2,439,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,602	134,759	120,216
Stock issued for services	150,000	105,180	61,195
Stock-based compensation	990,461	1,117,839	800,432
Realized loss on investments	-	6,501,586	-
Loss on disposition of property	-	-	3,444
Decrease (increase) in:
Receivables	(60,731)	846,589	(485,755)
Income tax receivable	1,365,758	(200,198)	521,717
Inventories	(443,778)	(369,323)	84,914
Deferred tax asset	-	-	244,000
Other current assets	(40,514)	19,293	13,174
Increase (decrease) in:
Accounts payable	(29,823)	5,300	(14,071)
Accrued liabilities	(324,159)	(37,698)	(47,313)
Customer deposits	-	(427,677)	213,039
Deferred revenue	21,557	45,406	-
Deferred tax liability	-	-	21,531

Net cash used in operating activities	(5,679,575)	(3,643,814)	(902,576)

Cash flows from investing activities:
Purchase of property and equipment	(122,521)	(36,478)	(1,291,098)
Sales of investments	-	10,150,957	4,988,760
Purchases of investments	-	(23,935)	(1,954,490)
Purchase of patents	-	(49,444)	(20,966)

Net cash (used in) provided by investing activities	(122,521)	10,041,100	1,722,206

Cash flows from financing activities:
Net proceeds from the sale of common stock	6,493,723	-	158,482

Net increase in cash and cash equivalents	691,627	6,397,286	978,112
Cash and cash equivalents, beginning of year	7,791,938	1,394,652	416,540

Cash and cash equivalents, end of year	$8,483,565	$7,791,938	$1,394,652

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Notes to Financial Statements

Note 1:  Organization and Significant Accounting Policies

Organization and Business – BSD Medical Corporation (the Company) was incorporated in the State of Delaware on July 3, 1986.  We develop, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (RF) and microwave energy.  Our product lines include both hyperthermia and ablation treatment systems.  Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia) while increasing the effectiveness of other therapies such as radiation therapy.  Our microwave ablation system has been developed as a stand-alone therapy to employ precision-guided microwave energy to ablate (destroy) soft tissue.  We have developed extensive intellectual property, multiple products in the market and well established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals and clearances in the United States, Europe and China.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

Investments – Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  As of August 31, 2010 and 2009, we had no investments.  Investments are carried at fair value based on quoted market prices, with net unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity in our balance sheets.  Realized gains and losses are included in our statements of operations.

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

Inventories – Parts and supplies inventories are stated at the lower of cost or market.  Cost is determined using the average cost method.  Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $100,000 at August 31, 2010 and $60,000 at August 31, 2009.

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

Warranty Reserve – We provide limited warranties to our customers for products sold.  Estimated future warranty obligations are accrued each period.  As of August 31, 2010 and 2009, the accrued warranty reserve was $21,183 and $39,219, respectively.  During the fiscal years ended August 31, 2010, 2009, and 2008, total warranty expense was $28,509, $58,002 and $68,470, respectively.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Options and warrants to purchase 5,236,043, 2,379,087 and 2,182,629 shares of common stock at prices ranging from $0.56 to $7.95, $0.56 to $7.95, and $0.37 to $6.50 per share were outstanding at August 31, 2010, 2009 and 2008, respectively.

The shares used in the computation of the basic and diluted earnings per share are reconciled as follows:

	Years Ended August 31,
	2010	2009	2008

Weighted average number of shares outstanding – basic	23,257,000	21,887,000	21,339,000
Dilutive effect of stock options and warrants	-	-	-

Weighted average number of shares outstanding, assuming dilution	23,257,000	21,887,000	21,339,000

Stock-Based Compensation - Stock-based compensation is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense is allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense.

Revenue Recognition – We recognize revenue from the sale of medical systems, the sale of parts and accessories related to the systems, providing training, and service support contracts.  Total product sales, including related party product sales, were $1,261,490, $3,293,116 and $4,841,713 for the years ended August 31, 2010, 2009 and 2008, respectively.  Total service and other revenues, including related party service and other revenues, were $320,786, $243,371 and $301,427 for the years ended August 31, 2010, 2009 and 2008, respectively.

Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Most system sales are F.O.B. shipping point; therefore, shipment is deemed to have occurred when the product is delivered to the transportation carrier.  Most system sales do not include installation.  If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory.  Some sales of systems may include training as part of the sale.  In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided.  The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as warranted by us.  To date, returns have not been significant.

Revenue from the sale of consumable devices is recognized when a purchase order has been received, the devices have been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Currently, our customers are not required to purchase a minimum number of disposable devices in connection with the purchase of our systems.

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

Advertising and Promotion – Advertising and promotion costs, which are principally included in sales expenses, are expensed as incurred.  Advertising and promotion expense was approximately $61,000, $86,000 and $206,000 for the years ended August 31, 2010, 2009 and 2008, respectively.

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

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and the net change in other comprehensive income (loss) resulting from net unrealized gains and losses on our investments, and is reported in the accompanying statements of stockholders’ equity.

Reclassifications – Certain amounts in the prior years have been reclassified to conform with the current year presentation.

Note 2:  Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts are as follows:

	August 31,
Accounts receivable:	2010	2009

Trade receivables – non-related party	$313,419	$307,194
Other receivables	13,683	1,101
Accrued interest receivable	428	1,322
Allowance for doubtful accounts	(20,000)	(20,000)

	$307,530	$289,617

	August 31,
Inventories:	2010	2009

Parts and supplies	$1,164,697	$1,041,355
Work-in-process	1,130,320	555,584
Finished goods	43,237	257,537
Reserve for obsolete inventories	(100,000)	(60,000)

	$2,238,254	$1,794,476

	August 31,
Accrued liabilities:	2010	2009

Warranty reserve	$21,183	$39,219
Training and installation reserve	4,907	9,620
Accrued taxes payable	22,282	59,177
Payroll and other	175,548	218,599
Accrued vacation	-	221,464

	$223,920	$548,079

Note 3:  Property and Equipment

Property and equipment consists of the following:

	August 31,
	2010	2009

Equipment	$1,181,985	$1,074,364
Furniture and fixtures	298,576	298,576
Building improvements	24,220	24,220
Building	956,000	956,000
Land	244,000	244,000

	2,704,781	2,597,160

Less accumulated depreciation	(1,352,050)	(1,244,776)

	$1,352,731	$1,352,384

Depreciation expense for the years ended August 31, 2010, 2009 and 2008 totaled $122,174, $125,618 and $117,207, respectively.

Note 4:  Patents

We have four patents recorded net of accumulated amortization.  The patents are being amortized on a straight-line basis over their remaining legal life, up to a period of 17 years. Amortization expense was $26,428, $9,141 and $3,009 for the years ended August 31, 2010, 2009, and 2008, respectively.  Amortization expense relating to the patents for the next five years is expected to be as follows:

Year ending August 31,
2011	$21,879
2012	21,879
2013	1,813
2014	1,408
2015	1,408

$48,387

Note 5:  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of August 31, 2010 and 2009, there were no shares of preferred stock outstanding.  The Company also has 40,000,000 authorized shares of $.001 par value common stock.

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

Also on February 11, 2010, we and certain institutional investors entered into a securities purchase agreement (the “February Purchase Agreement”) in connection with the February Offering, pursuant to which we agreed to sell an aggregate of 1,176,471 shares of our common stock and warrants to purchase a total of 882,354 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other offering expenses payable by us, of approximately $2 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.70 per fixed combination.  The warrants became exercisable six months and one day following the closing date of the February Offering and will remain exercisable for five years thereafter at an exercise price of $2.04 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a “Variable Rate Transaction,” which means a transaction in which we:

•
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

•
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

We closed the February Offering on February 17, 2010.  The net proceeds to us from the February Offering, after deducting placement agent fees and the offering expenses borne by us, were $1,728,974.

May 2010 Offering - On May 3, 2010, we entered into a placement agency agreement (the “May Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,644,737 shares of our common stock and warrants to purchase up to 1,233,553 shares of our common stock in a registered direct public offering (the “May Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the May Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the May Offering, which could not exceed the lesser of (i) $75,000 or (ii) 8% of the gross proceeds of the May Offering, less the Placement Agent’s placement fee.

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

Also on May 3, 2010, we and certain institutional investors entered into a securities purchase agreement (the “May Purchase Agreement”) in connection with the May Offering, pursuant to which we agreed to sell an aggregate of 1,644,737 shares of our common stock and warrants to purchase a total of 1,233,553 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $2.5 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.52 per fixed combination.  The warrants became exercisable six months and one day following the closing date of the May Offering and will remain exercisable for five years thereafter at an exercise price of $1.94 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a Variable Rate Transaction.

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

We closed the May Offering on May 6, 2010.  The net proceeds to us from the May Offering, after deducting placement agent fees and the offering expenses borne by us, were $2,258,575.

August 2010 Offering - On August 19, 2010, we entered into a placement agency agreement (the “August Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,225,000 shares of our common stock and warrants to purchase up to 918,750 shares of our common stock in a registered direct public offering (the “August Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the August Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the August Offering, which could not exceed the lesser of (i) $75,000 or (ii) 8% of the gross proceeds of the August Offering, less the Placement Agent’s placement fee.

The August Agency Agreement contains customary representations, warranties and covenants by us.  It also provides for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered.  We agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

Also on August 19, 2010, we and certain institutional investors entered into a securities purchase agreement (the “August Purchase Agreement”) in connection with the August Offering, pursuant to which we agreed to sell an aggregate of 1,225,000 shares of our common stock and warrants to purchase a total of 918,750 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $2.75 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $2.25 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the August Offering and will remain exercisable for five years thereafter at an exercise price of $3.27 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a Variable Rate Transaction.

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of the August Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the August Purchase Agreement.

We closed the August Offering on August 24, 2010.  The net proceeds to us from the August Offering, after deducting placement agent fees and the offering expenses borne by us, were $2,506,174.

A summary of the warrants issued in the stock offerings as of August 31, 2010, and changes during the year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2009	-	$-
Granted	3,034,657	2.37
Exercised	-	-
Forfeited or expired	-	-

Outstanding at August 31, 2010	3,034,657	$2.37	5.24

Exercisable at August 31, 2010	882,354	$2.04	4.97

See Note 16 for a discussion of warrant exercises subsequent to August 31, 2010.

Note 6:  Operating Lease

We had no material operating leases during the years ended August 31, 2010 and 2009.

When the lease on our office, production and research facilities expired in November 2007, we exercised our option to purchase the building and land for a total purchase price of $1,200,000.  Prior to the exercise of the purchase option, rent expense on this operating lease for the year ended August 31, 2008 amounted to $20,699.

Note 7:  Deferred Revenue

We have entered into certain service contracts for which we have received payment in advance.  We are recognizing these service revenues over the life of the service agreements.

As of August 31, 2010 and 2009, we had $162,942 and $141,385 of deferred revenue, respectively.

Note 8:  Major Customers and Foreign Sales

We had the following customer revenue concentrations:

	Years Ended August 31,
	2010	2009	2008

Customer A	19.55%	17.05%	54.62%
Customer B	22.75%	16.40%	*
Customer C	*	13.73%	*
Customer D	*	10.18%	*
Customer E	19.15%	*	*
Customer F	15.86%	*	*
Customer G	12.04%	*	*

*Sales to customers were less than 10%.

Export sales were $678,893, $1,668,547 and $2,812,796 in fiscal years 2010, 2009 and 2008, respectively.

During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.  During fiscal year 2009, export sales to China, Switzerland and Poland were approximately 16%, 13% and 14% of total sales, respectively.  During fiscal year 2008, export sales to Switzerland were approximately 53% total sales.

Note 9:  Related Party Transactions

During the years ended August 31, 2010, 2009, and 2008, we had sales of $309,259, $603,000 and $2,809,132, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent 20%, 17% and 55% of total sales for each respective year.

At August 31, 2010 and 2009, receivables include $83,834 and $41,016, respectively, from these related parties.

Note 10:  Income Taxes

The components of the income tax (provision) benefit are as follows:

	Years Ended August 31,
	2010	2009	2008

Current:
Federal	$-	$1,346,000	$1,088,000
State	6,571	33,000	41,000

	6,571	1,379,000	1,129,000

Deferred:
Federal	-	(229,000)	(168,000)

	$6,571	$1,150,000	$961,000

The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:

	Years Ended August 31,
	2010	2009	2008
Income tax (provision) benefit at federal statutory rate	$2,538,000	$4,262,000	$1,156,000
Stock-based compensation	(205,000)	(252,000)	(176,000)
State income taxes, net of federal benefit	246,000	447,000	288,000
Research and development credit	209,000	309,000	160,000
Valuation allowance	(3,127,000)	(3,809,000)	(518,000)
Other	345,571	193,000	51,000

	$6,571	$1,150,000	$961,000

Deferred tax assets (liabilities) are comprised of the following:

	August 31,
	2010	2009
Current Asset:
Accruals and reserves	$54,000	$130,000
Deferred revenue	60,000	52,000
Inventories	90,000	21,000
Investment and other tax credits	1,676,000	1,390,000
Net operating loss carryforward	4,075,000	1,672,000
State net operating loss carryforward	1,090,000	761,000
Valuation allowance	(7,045,000)	(4,026,000)

	$-	$-
Long-Term Asset:
Deferred compensation	$426,000	$282,000
Depreciation and amortization	-	20,000
Long-Term Liability:
Depreciation and amortization	(16,000)	-
Valuation allowance	(410,000)	(302,000)

	$-	$-

The ultimate realization of the deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of August 31, 2010, we recorded a valuation allowance of $7,045,000 against current deferred tax assets and a valuation allowance of $410,000 against net long-term deferred tax assets.  The increase in the valuation allowance for the year ended August 31, 2010 relates primarily to our operating losses.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

At August 31, 2010, we had a net operating loss carryforward available to offset future taxable income of approximately $11,000,000, which will begin to expire in 2029.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended August 31, 2010, 2009 and 2008, we concluded the Company had no unrecognized tax benefit which would affect its effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in our statements of operations in other income (expense).  As of August 31, 2010 and 2009, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  U.S. federal income tax returns from the year ended August 31, 2006 through the year ended August 31, 2010 are subject to examination.

Note 11:  Stock-Based Compensation

Our Third Amended and Restated 1998 Stock Incentive Plan (the “Plan”) authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company.  The Plan, as amended, provides for the granting of options for an aggregate of 6,337,300 shares.  The options vest subject to management’s discretion.

Our Fourth Amended and Restated 1998 Directors Stock Plan  (the “Director Plan”) provides an annual retainer of $60,000 to each non-employee director with the exception of the Audit Committee Chairman who is to receive $65,000.  The cash portion of the compensation of $30,000 ($35,000 for the Audit Committee Chairman) is paid 50% twice each year, with $30,000 of compensation paid in common stock of the Company once each year.  Prior to February 4, 2009, the annual compensation consisted of $15,000 cash ($20,000 for the Audit Committee Chairman) paid 50% twice each year, with $15,000 in common stock of the Company.  Prior to February 4, 2009, the Director Plan also granted each non-employee outside director 30,000 options each year at an exercise price equal to the fair market value of the common stock at the date the option was granted.  The options vest according to a set schedule over a five-year period and expire upon the director’s termination, or after ten years from the date of grant.  The Director Plan, as amended, allows for an aggregate of 1,750,000 shares to be granted.

Stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	2010	2009

Cost of sales	$40,617	$72,988
Research and development	174,026	186,690
Selling, general and administrative	775,818	858,161

Total	$990,461	$1,117,839

During the year ended August 31, 2010, we granted 150,000 stock options to an employee with an exercise price of $1.81 per share and with one fifth vesting each year for the next five years.  The estimated grant-date fair value per share of these stock options was $1.10, and our assumptions used in the Black-Scholes valuation model to determine this estimated fair value are shown below:

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

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.48 years is approximately $1,750,000 at August 31, 2010.

A summary of the time-based stock option awards as of August 31, 2010, and changes during the year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at September 1, 2009	2,379,087	$3.54
Granted	150,000	1.81
Exercised	-	-
Forfeited or expired	(327,701)	5.11

Outstanding at August 31, 2010	2,201,386	$3.19	7.33

Exercisable at August 31, 2010	1,195,304	$3.47	6.35	$401,763

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.20 as of August 31, 2010, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 12:  Realized Loss on Investments

We liquidated 100% of our investments in mutual funds in March and May 2009 and recognized a loss on investments in the statements of operations of $6,501,586 for the year ended August 31, 2009.  The cost basis of these investments was $16,652,543, determined on a specific identification basis.  Proceeds of $10,150,957 from these sales of investments were deposited in money market funds.

Note 13:  Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	Years Ended August 31,
	2010	2009	2008

Interest expense	$-	$1,675	$-

Income taxes	$-	$17,132	$8,929

During the year ended August 31, 2010 we had no non-cash financing and investing activities.  We had the following non-cash financing and investing activities for the years ended August 31, 2009 and 2008:

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

Note 14:  Commitments and Contingencies

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

We have an exclusive worldwide license for a unique temperature probe.  The license has no determinable life.  We pay royalties based upon sales of this probe.  Accrued royalties were $1,225 and $665 as of August 31, 2010 and 2009, respectively.  Royalty expense amounted to $3,360, $6,180 and $4,760 for the years ended August 31, 2010, 2009 and 2008, respectively.

Note 15:  Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The FASB Codification became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended November 30, 2009.  Accounting Standards Updates (“ASU”) are now issued for changes to the FASB Codification for new GAAP promulgated by the FASB, amendments to the SEC content in the FASB Codification, as well as for editorial changes.

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

Note 16:  Subsequent Events

November 2010 Stock Offering

On November 15, 2010, we entered into a placement agency agreement (the “November Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,750,000 shares of our common stock and warrants to purchase up to 875,000 shares of our common stock in a registered direct public offering (the “November Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the November Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the November Offering, which could not exceed the lesser of (i) $30,000 or (ii) 8% of the gross proceeds of the November Offering, less the Placement Agent’s placement fee.

The November Agency Agreement contains customary representations, warranties and covenants by us.  It also provides for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered.  We agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

Also on November 15, 2010, we and certain institutional investors entered into a securities purchase agreement (the “November Purchase Agreement”) in connection with the November Offering, pursuant to which we agreed to sell an aggregate of 1,750,000 shares of our common stock and warrants to purchase a total of 875,000 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $10.45 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.50 shares of common stock.  The purchase price was $5.97 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the November Offering and will remain exercisable for five years thereafter at an exercise price of $7.73 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a Variable Rate Transaction.

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of the November Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the November Purchase Agreement.

We closed the November Offering on November 18, 2010.  The net proceeds to us from the August Offering, after deducting placement agent fees and the offering expenses borne by us were approximately $9.7 million.

Warrant Exercises

Subsequent to August 31, 2010, investors exercised warrants to purchase a total of 871,552 common shares, with net proceeds to the Company of $1,739,929.

Grant Awards

In November 2010, we were awarded two separate U.S. government grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program.  We submitted grant applications for our BSD-2000 and our MTX-180 and both applications were approved for the maximum award for a single program of $244,479, or a total of $488,958.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.

Hyperthermia Systems Purchase Orders

Subsequent to August 31, 2010 through November 19, 2010, we have received purchase orders for seven hyperthermia systems totaling approximately $2.4 million.  The timing of reporting the sales for these purchase orders will depend on the delivery of the systems to the customers, collection of the sales price and other revenue recognition criteria.