Form 10-Q
period 2010-11-30
BSD MEDICAL CORP
filed 2011-01-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

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

As of January 14, 2011, there were 29,445,285 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2010

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	November 30, 2010	August 31, 2010
Current assets:
Cash and cash equivalents	$19,614,249	$8,483,565
Accounts receivable, net of allowance for doubtful accounts of $20,000	310,598	307,530
Related party trade accounts receivable	8,051	83,834
Income tax receivable	-	50,000
Inventories, net	2,241,414	2,238,254
Other current assets	70,408	135,050
Total current assets	22,244,720	11,298,233

Property and equipment, net	1,396,884	1,352,731
Patents, net	40,887	51,205

	$23,682,491	$12,702,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$144,813	$197,082
Accrued liabilities	193,511	223,920
Customer deposits	150,000	-
Deferred revenue – current portion	61,888	89,591
Total current liabilities	550,212	510,593

Deferred revenue – net of current portion	73,350	73,351

Total liabilities	623,562	583,944

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 28,940,034 and 26,178,679 shares issued, respectively	28,940	26,179
Additional paid-in capital	48,108,594	36,223,350
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(25,078,371)	(24,131,070)
Total stockholders’ equity	23,058,929	12,118,225

	$23,682,491	$12,702,169

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2010	2009
Revenues:
Sales	$454,929	$272,895
Sales to related parties	10,456	153,308
Equipment rental	41,600	-

Total revenues	506,985	426,203

Cost of Revenues:
Cost of sales	344,083	226,520
Cost of related party sales	9,247	150,847
Cost of equipment rental	6,399	-

Total cost of revenues	359,729	377,367

Gross margin	147,256	48,836

Operating costs and expenses:
Research and development	77,296	543,427
Selling, general and administrative	1,023,931	1,459,395

Total operating costs and expenses	1,101,227	2,002,822

Loss from operations	(953,971)	(1,953,986)

Other income (expense):
Interest income	7,585	3,209
Other income (expense)	(915)	4,207

Total other income (expense)	6,670	7,413

Loss before income taxes	(947,301)	(1,946,573)

Income tax benefit	-	-

Net loss	$(947,301)	$(1,946,573)

Net loss per common share:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

Weighted average number of shares outstanding:
Basic	26,881,000	22,039,000
Diluted	26,881,000	22,039,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(947,301)	$(1,946,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,873	35,774
Stock-based compensation	175,142	297,579
Decrease (increase) in:
Receivables	72,715	42,273
Income tax receivable	50,000	-
Inventories	(3,160)	(248,151)
Other current assets	64,642	(48,621)
Increase (decrease) in:
Accounts payable	(52,269)	140,670
Accrued liabilities	(30,409)	(154,383)
Customer deposits	150,000	-
Deferred revenue	(27,704)	36,348

Net cash used in operating activities	(507,471)	(1,845,084)

Cash flows from investing activities:
Purchase of property and equipment	(74,708)	(13,179)

Net cash used in investing activities	(74,708)	(13,179)

Cash flows from financing activities:
Net proceeds from the sale of common stock	9,704,614	-
Proceeds from the exercise of warrants	1,943,929	-
Proceeds from the exercise of stock options	64,320	-

Net cash provided by financing activities	11,712,863	-

Net increase (decrease) in cash and cash equivalents	11,130,684	(1,858,263)
Cash and cash equivalents, beginning of period	8,483,565	7,791,938

Cash and cash equivalents, end of period	$19,614,249	$5,933,675

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of November 30, 2010 and for the three months ended November 30, 2010 and 2009 is unaudited, and the condensed balance sheet as of August 31, 2010 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of November 30, 2010 and August 31, 2010 and the related unaudited condensed statements of operations and of cash flows for the three months ended November 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2010.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2010 and August 31, 2010 and our results of operations and our cash flows for the three months ended November 30, 2010 and 2009 have been included.  The results of operations for the three months ended November 30, 2010 may not be indicative of the results for our fiscal year ending August 31, 2011.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	November 30, 2010	August 31, 2010

Parts and supplies	$1,123,937	$1,164,697
Work-in-process	1,217,477	1,130,320
Finished goods	-	43,237
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,241,414	$2,238,254

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	November 30, 2010	August 31, 2010

Equipment	$1,197,753	$1,181,985
Rental equipment	58,940	-
Furniture and fixtures	298,576	298,576
Leasehold improvements	24,220	24,220
Building	956,000	956,000
Land	244,000	244,000

	2,779,489	2,704,781
Less accumulated depreciation	(1,382,605)	(1,352,050)

Property and equipment, net	$1,396,884	$1,352,731

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of November 30, 2010 and August 31, 2010, there were no shares of preferred stock outstanding.  The Company also has 40,000,000 authorized shares of $.001 par value common stock.

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

November 2010 Stock Offering

On November 15, 2010, we entered into a placement agency agreement (the “November Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,750,000 shares of our common stock and warrants to purchase up to 875,000 shares of our common stock in a registered direct public offering (the “November Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the November Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the November Offering, which could not exceed the lesser of (i) $30,000 or (ii) 8% of the gross proceeds of the November Offering, less the Placement Agent’s placement fee.

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

We agreed with each of the purchasers that if we issue securities within the 12 months following the closing of the November Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the November Purchase Agreement.

We closed the November Offering on November 18, 2010.  The net proceeds to us from the November Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $9.7 million.

The November Offering was completed using our shelf registration statement on Form S-3, pursuant to a prospectus supplement filed with the Securities and Exchange Commission.

Warrants

During the three months ended November 30, 2010, investors exercised warrants to purchase a total of 971,552 common shares, with net proceeds to the Company of approximately $1.9 million.

A summary of the warrants as of November 30, 2010, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2010	3,034,657	$2.37
Issued	875,000	7.73
Exercised	(971,552)	2.00
Forfeited or expired	-	-

Outstanding at November 30, 2010	2,938,105	$4.09	5.17

Exercisable at November 30, 2010	1,144,355	$1.97	4.88

Note 5.  Net Loss Per Common Share

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows:

	Three Months Ended November 30,
	2010	2009

Weighted average number of shares outstanding – basic	26,881,000	22,039,000
Dilutive effect of stock options and warrants	-	-

Weighted average number of shares outstanding – diluted	26,881,000	22,039,000

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months ended November 30, 2010 and 2009 because the effect would be anti-dilutive.  As of November 30, 2010, we had outstanding options and warrants to purchase a total of 5,076,344 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.  Related Party Transactions

During the three months ended November 30, 2010 and 2009, we had sales of $10,456 and $153,308, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 2% and 36% of total sales for each respective three-month period.

As of November 30, 2010 and August 31, 2010, receivables included $8,051 and $83,834, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 11 in our 2010 Annual Report on Form 10-K.  As of November 30, 2010, we had approximately 3,904,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended November 30,
	2010	2009

Cost of sales	$-	$16,365
Research and development	21,865	45,859
Selling, general and administrative	153,277	235,355

Total	$175,142	$297,579

We issued no stock options during the three months ended November 30, 2010.

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.08 years is approximately $1,575,000 as of November 30, 2010.

A summary of the time-based stock option awards as of November 30, 2010, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2010	2,201,386	$3.19
Granted	-
Exercised	(41,547)	1.79
Forfeited or expired	(21,600)	5.04

Outstanding at November 30, 2010	2,138,239	$3.20	7.08

Exercisable at November 30, 2010	1,033,550	$3.61	5.85	$1,392,614

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $4.23 as of November 30, 2010, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 8.  Research and Development Expenses

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

We have recorded the $488,958 proceeds from the QTDP grants as an offset to research and development expenses in the three months ended November 30, 2010.

Note 9.  Supplemental Cash Flow Information

We paid no amounts for interest expense and income taxes during the three months ended November 30, 2010 and 2009.

During the three months ended November 30, 2010, we had the following non-cash financing and investing activities:

•	Increased common stock and decreased additional paid-in capital by $7.

During the three months ended November 30, 2009, we had no non-cash financing and investing activities.

Note 10.  Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended November 30, 2010 and through the date of this report that we believe are applicable to or would have a material impact on the financial statements of the Company.

Note 11.  Subsequent Events

Subsequent to November 30, 2010, investors exercised warrants to purchase a total of 529,582 common shares, with net proceeds to the Company of $1,045,477.

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

Overview

We develop, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused microwave and radiofrequency (RF) energy.  Our product lines include both hyperthermia and ablation treatment systems.

Backlog

As of January 6, 2011, the Company has a sales backlog of $2.1 million, consisting of both hyperthermia and microwave ablation systems.  The timing of reporting the sales for these systems will depend on the delivery of the systems to the customers, collection of the sales price and other revenue recognition criteria.  In some instances, this process could require a number of months.

MicroThermX Microwave Ablation System

Our MicroThermX Microwave Ablation System (MTX 180) is a compact, mobile, state-of-the-art, proprietary system that includes a microwave generator, single-patient-use disposable antennas, and a thermistor-based temperature monitoring system.  The innovative design of the MTX-180 is the first of its kind that allows delivery of higher power levels using a single generator.  The MTX-180 utilizes innovative synchronous phased array technology that was developed and patented by us to provide larger and more uniform zones of ablation during a single procedure.  The MTX-180 introduces into our product line a high-end disposable antenna that is used in each ablation treatment, which we believe represents the potential for a significant ongoing revenue stream after the sale of the system.

In August 2010, the U.S. Food and Drug Administration (FDA) granted the Company a 510(k) clearance to market the MTX-180 for ablation of soft tissue.  Clearance from the FDA of the 510(k) Premarket Notification submission authorizes the commercial sale of the MTX-180 in the United States.  We have also received CE Marking for the MTX-180, which allows us to market the MTX-180 in the thirty countries that comprise the European Union (EU) and the European Free Trade Association (EFTA).  CE Marking is also recognized in many countries outside of the EU, providing us the ability to market the MTX-180 to a number of international markets.

After maximizing production capacity, completing placement of systems in multiple hospitals, and witnessing early clinical successes, we are in the final process of establishing both domestic and international networks dedicated to selling the MTX-180 product line.  We have elected to pursue the strategy of utilizing a network of specialty distribution firms focused on selling products in the field of interventional radiology, the target market for our ablation product line.  We have identified seven regionally specific U.S. firms that can provide as many as sixty sales representatives to promote, sell and service the MTX-180 product line throughout the United States.  Training of some of these specialized distributors is currently under way.  We anticipate finalizing geographically exclusive distribution agreements with all of the identified firms in the coming weeks, with full sales coverage of the United States projected within the first quarter of calendar year 2011.

To support the global distribution network for the MicroThermX product line, we are increasing our marketing and sales staff.  Management has recently secured the employment of a senior medical device marketing person and is currently interviewing multiple candidates for domestic and international sales management.  We believe that increasing MicroThermX marketing and sales resources to support our existing management team is key to making the strategic decision to utilize specialty distribution firms a success.  We believe additional marketing and sales resources will provide effective hands-on field training and management of the distribution network and the large number of sales personnel that this new distribution network will bring to us.

We have met with over forty international distribution firms and have started contract negotiations with select European based firms.  We anticipate visiting the headquarters of these specialty distribution firms beginning in January 2011 to finalize contract negotiations and begin training of international distributor sales representatives.  We anticipate the first international shipments of the MTX-180 and supplies of disposable antennas within the first quarter of calendar year 2011.

Hyperthermia Systems

Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia) while increasing the effectiveness of other therapies such as radiation therapy.  We have developed extensive intellectual property, multiple products in the market and established distribution in the United States, Europe and Asia.  Certain of our hyperthermia systems have received regulatory approvals and clearances in the United States, Europe and China.

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

In March 2006, we filed an FDA submission requesting PMA for the BSD-2000.  During the PMA review process, we worked closely with the FDA to determine an appropriate pathway to obtain a marketing approval for the BSD-2000 utilizing the clinical data that was available to us to support marketing approval.  During this process, the FDA suggested that the Humanitarian Device Exemption (“HDE”) marketing approval process might be the most expeditious pathway for us to obtain marketing approval.

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

Reduction in Operating Expenses

With the decrease in our revenues in our fiscal year ended August 31, 2010, primarily as a result of the decrease in sales of our hyperthermia systems, we implemented expense reduction measures to reduce the level of our monthly operating cash burn, including an employee reduction and reduction in the level of involvement of certain key outside consultants.  With this reduction in force, we closed a satellite office in Arizona and also reduced other operating expenses such as payroll taxes, employee benefits and travel.

To continue the roll out of the MTX-180 product line and to support its global distribution network, we will increase our marketing and sales staff and incur additional marketing, sales and related operating expenses, beginning in January 2011.  We believe, therefore, that the level of our operating expenses will increase significantly over the level reported for the three months ended November 30, 2010.

Revenues

Through November 30, 2010, most of our operating revenues have been from the sale of our hyperthermia cancer systems.  We recognize revenue from the sale of our hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  During the three months ended November 30, 2010, we began to receive equipment rental income from an operating lease for a hyperthermia system.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through November 30, 2010, we have not had any sales of our MTX-180 system or related applicators.

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

The following table summarizes the number of our hyperthermia systems sold for the three months ended November 30, 2010 and 2009:
	Three Months Ended November 30,
	2010	2009

BSD-500	2	1
BSD-2000	-	-
BSD-2000/3D	-	-
BSD-2000/3D/MR	-	-

Total	2	1

Our sales to related parties are comprised of the sale of hyperthermia systems and related component parts and services sold to Medizin-Technik GmbH and Dr. Gerhard Sennewald.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizin-Technik GmbH.  At times, these related party sales represent a significant portion of our revenues.  We derived $10,456, or approximately 2%, of our total revenue in the three months ended November 30, 2010 from sales to related parties, compared to $153,308 or approximately 36%, in the three months ended November 30, 2009.  We had no sales of hyperthermia systems to related parties in the three months ended November 30, 2010 and 2009.

The following tables summarize the sources of our sales for the three months ended November 30, 2010 and 2009:

	Three Months Ended November 30,
	2010	2009

Non-Related Parties

Product sales	$415,440	$245,000
Consumable devices	-	-
Service contracts	35,038	23,585
Other	4,451	4,310

Total	$454,929	$272,895

Related Parties

Product sales	$900	$110,175
Consumable devices	7,650	8,250
Service contracts	-	-
Other	1,906	34,883

Total	$10,456	$153,308

During the three months ended November 30, 2010, we had $41,600 of equipment rental revenues from an operating lease of a BSD-500 to one customer.  We had no such equipment rental revenues in the three months ended November 30, 2009.

Total revenues for the three months ended November 30, 2010 were $506,985 compared to $426,203 for the three months ended November 30, 2009, an increase of $80,782, or approximately 19%.  The overall increase in revenues in the first three months of the current fiscal year is due primarily to the sale of one more hyperthermia system and the addition of equipment rental revenues, partially offset by the decrease in product sales to related parties.

Cost of Revenues

Cost of sales includes raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizin-Technik and Dr. Sennewald.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.

Cost of equipment rental includes installation, training, maintenance and support costs and depreciation of rental equipment.

Total cost of revenues for the three months ended November 30, 2010 was $359,729 compared to $377,367 for the three months ended November 30, 2009, a decrease of $17,638, or approximately 5%.  This decrease resulted primarily from lower sales to related parties and the reduction in certain overhead costs allocated to cost of sales realized in the first three months of the current fiscal year compared to the first three months of the last fiscal year.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $147,256, or approximately 29% of total revenues, for the three months ended November 30, 2010 and $48,836, or approximately 11%, for the three months ended November 30, 2009.  The increase in gross margin and gross margin percentage in the first three months of the current fiscal year resulted primarily from the increase in product sales, for which our gross margin is higher than our other sources of revenues, and from the gross margin contributed by our equipment rental.  In addition, as sales volume increases, we believe we will more fully absorb certain fixed overhead costs that are allocated to cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Our research and development expenses for the three months ended November 30, 2010 have been offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program.  Research and development expenses were $77,296 for the three months ended November 30, 2010 compared to $543,427 for the three months ended November 30, 2009.  Prior to the offset of the QTDP grants, the research and development expenses in the three months ended November 30, 2010 were comparable to those incurred in the three months ended November 30, 2009.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,023,931 for the three months ended November 30, 2010 compared to $1,459,395 for the three months ended November 30, 2009, a decrease of $435,464, or approximately 30%.  The decrease in selling, general and administrative expenses in the current fiscal year is due to the headcount reductions and other operating expense reduction measures implemented in the latter part of last fiscal year.  As discussed above, however, as we continue the roll out of the MTX-180 product line and the support of its global distribution network, we will increase our marketing and sales staff and incur additional marketing, sales and related operating expenses, beginning in January 2011.  We believe, therefore, that the level of our selling, general and administrative expenses will increase over the level reported for the three months ended November 30, 2010 and the increase may be significant.

Other Income (Expense)

During the three months ended November 30, 2010 and 2009, our other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through November 30, 2010, we have generated an accumulated deficit of $25,078,371.  Generally, our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of an investment in a spinoff operation and the issuance of our common stock.  As of November 30, 2010, we had cash and cash equivalents of $19,614,249, comprised primarily of money market funds.

As of November 30, 2010, we had current liabilities totaling $550,212, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $73,350.

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

In February, May and August 2010 we completed three stock offerings with institutional investors utilizing our shelf registration statement whereby we received total proceeds, net of offering costs, of approximately $6.5 million.

November 2010 Stock Offering

On November 15, 2010, we entered into the November Agency Agreement with the Placement Agent, pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,750,000 shares of our common stock and warrants to purchase up to 875,000 shares of our common stock in a registered direct public offering.  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in the November Offering.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that have been incurred by the Placement Agent in connection with the November Offering, which could not exceed the lesser of (i) $30,000 or (ii) 8% of the gross proceeds of the November Offering, less the Placement Agent’s placement fee.

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

Also on November 15, 2010, we and certain institutional investors entered into the November Purchase Agreement in connection with the November Offering, pursuant to which we agreed to sell an aggregate of 1,750,000 shares of our common stock and warrants to purchase a total of 875,000 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $10.45 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.50 shares of common stock.  The purchase price was $5.97 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the November Offering and will remain exercisable for five years thereafter at an exercise price of $7.73 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a Variable Rate Transaction, which means a transaction in which we:

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

We agreed with each of the purchasers that if we issue securities within the 12 months following the closing of the November Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the November Purchase Agreement.

We closed the November Offering on November 18, 2010.  The net proceeds to us from the November Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $9.7 million.

The November Offering was completed using our shelf registration statement on Form S-3, pursuant to a prospectus supplement filed with the Securities and Exchange Commission.

Warrants

During the three months ended November 30, 2010, investors exercised warrants to purchase a total of 971,552 common shares, with net proceeds to the Company of approximately $1.9 million.

Subsequent to November 30, 2010, investors exercised warrants to purchase a total of 529,582 common shares, with net proceeds to the Company of approximately $1 million.

Cash Flows from Operating, Investing and Financing Activities

During the three months ended November 30, 2010, we used net cash of $507,471 in operating activities, primarily as a result of our net loss of $947,301, decreased by non-cash expenses totaling $216,015, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included increases in inventories of $3,160 and decreases in accounts payable of $52,269, accrued liabilities of $30,409 and deferred revenue of $27,704, partially offset by decreases in receivables of $72,715, income tax receivable of $50,000 and other current assets of $64,642, and an increase in customer deposits of $150,000.

During the three months ended November 30, 2009, we used net cash of $1,845,084 in operating activities, primarily as a result of our net loss of $1,946,573 decreased by non cash expenses of $333,353, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included increases in inventories of $248,151and other current assets of $48,621, and a decrease in accrued liabilities of $154,383, partially offset by a decrease in receivables of $42,273 and increases in accounts payable of $140,670 and deferred revenue of $36,348.

Net cash used in investing activities for the three months ended November 30, 2010 and 2009 was $74,708 and $13,179, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the three months ended November 30, 2010 was $11,712,863, comprised of net proceeds from the sale of common stock of $9,704,614, proceeds from the exercise of warrants of $1,943,929 and proceeds from the exercise of stock options of $64,320.  No net cash was provided by or used in financing activities for the three months ended November 30, 2009.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

As of November 30, 2010, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of November 30, 2010.

Other Cash Receipts

In November 2010, we were awarded two separate U.S. government grants under the QTDP Program.  We submitted grant applications for our BSD-2000 and our MTX-180 and both applications were approved for the maximum award for a single program of $244,479, or a total of $488,958.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.

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

Revenue from equipment rental under an operating lease is recognized when billed in accordance with the lease agreement.

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

Inventory Reserves:  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  This reserve is a significant estimate and we periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales do not materialize or if our hyperthermia systems do not receive increased market acceptance, we may be required to increase the reserve for obsolete inventories in future periods.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended November 30, 2010 and through the date of this report that we believe are applicable to or would have a material impact on the financial statements of the Company.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this annual report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our expectations regarding the commercialization of, and the potential revenue from, the BSD-2000, BSD 500 and MTX-180 systems;

•	our expectations to further expand our developments to treat other forms of cancer and other diseases and medical conditions;

•	our expectations that we will continue to incur expenses related to seeking governmental and regulatory approvals for our products;

•	our belief that the MTX-180 has the potential to be the market leader in microwave ablation and will be a major part of our business plan moving forward;

•	our expectations regarding the manufacturing, marketing, distribution, roll out and revenues for the MTX-180 and the estimated timing thereof;

•	our expectations that the disposable applicator to be used in conjunction with the MTX-180 represents a significant ongoing revenue stream;

•	our belief that as sales volume increases we will increase our gross profits percentage by more fully absorbing certain fixed operating costs that are included in our cost of sales;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that the level of our operating expenses will increase;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010 and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Annual Report on Form 10-K for the year ended August 31, 2010.

Item 6.         Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
1.1
Placement Agency Agreement, dated as of November 15, 2010, by and among BSD Medical Corporation and Roth Capital Partners, LLC.  Incorporated by reference to Exhibit 1.1 to the BSD Medical Corporation Form 8-K, filed November 15, 2010.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed November 15, 2010.
10.1
Securities Purchase Agreement, dated as of November 15, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed November 15, 2010.

31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSD MEDICAL CORPORATION

Date: January 14, 2011	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: January 14, 2011	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)