Form 10-Q
period 2011-02-28
BSD MEDICAL CORP
filed 2011-04-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

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

As of April 14, 2011, there were 29,599,616 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2011

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)

ASSETS	February 28, 2011	August 31, 2010
Current assets:
Cash and cash equivalents	$19,794,554	$8,483,565
Accounts receivable, net of allowance for doubtful accounts of $20,000	218,182	307,530
Related party trade accounts receivable	38,347	83,834
Income tax receivable	-	50,000
Inventories, net	2,248,478	2,238,254
Other current assets	112,542	135,050
Total current assets	22,412,103	11,298,233

Property and equipment, net	1,420,213	1,352,731
Patents, net	35,622	51,205

	$23,867,938	$12,702,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$231,342	$197,082
Accrued liabilities	256,739	223,920
Customer deposits	292,480	-
Deferred revenue – current portion	52,559	89,591
Total current liabilities	833,120	510,593

Deferred revenue – net of current portion	73,350	73,351

Total liabilities	906,470	583,944

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 29,599,616 and 26,178,679 shares issued, respectively	29,600	26,179
Additional paid-in capital	49,564,438	36,223,350
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(26,632,336)	(24,131,070)
Total stockholders’ equity	22,961,468	12,118,225

	$23,867,938	$12,702,169

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Revenues:
Sales	$404,243	$586,448	$859,172	$859,343
Sales to related parties	30,296	13,626	40,752	166,934
Equipment rental	9,900	-	51,500	-

Total revenues	444,439	600,074	951,424	1,026,277

Cost of Revenues:
Cost of sales	374,585	517,079	718,668	743,599
Cost of related party sales	28,248	11,531	37,495	162,378
Cost of equipment rental	3,104	-	9,503	-

Total cost of revenues	405,937	528,610	765,666	905,977

Gross margin	38,502	71,464	185,758	120,300

Operating costs and expenses:
Research and development	432,820	621,201	510,116	1,164,628
Selling, general and administrative	1,176,467	1,376,344	2,200,398	2,835,739

Total operating costs and expenses	1,609,287	1,997,545	2,710,514	4,000,367

Loss from operations	(1,570,785)	(1,926,081)	(2,524,756)	(3,880,067)

Other income (expense):
Interest income	18,038	1,091	25,623	4,300
Other income (expense)	(1,218)	(1,726)	(2,133)	2,478

Total other income (expense)	16,820	(635)	23,490	6,778

Loss before income taxes	(1,553,965)	(1,926,716)	(2,501,266)	(3,873,289)

Income tax benefit	-	6,571	-	6,571

Net loss	$(1,553,965)	$(1,920,145)	$(2,501,266)	$(3,866,718)

Net loss per common share:
Basic	$(0.05)	$(0.09)	$(0.09)	$(0.17)
Diluted	$(0.05)	$(0.09)	$(0.09)	$(0.17)

Weighted average number of shares outstanding:
Basic	29,289,000	22,196,000	28,014,000	22,117,000
Diluted	29,289,000	22,196,000	28,014,000	22,117,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended February 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,501,266)	$(3,866,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,096	70,970
Stock-based compensation	396,326	599,314
Decrease (increase) in:
Receivables	134,835	(175,197)
Income tax receivable	50,000	(1,248)
Inventories	(10,224)	(252,652)
Other current assets	22,508	(3,971)
Increase (decrease) in:
Accounts payable	34,260	98,324
Accrued liabilities	32,819	(159,659)
Customer deposits	292,480	-
Deferred revenue	(37,033)	63,911

Net cash used in operating activities	(1,510,199)	(3,626,926)

Cash flows from investing activities:
Purchase of property and equipment	(126,995)	(39,289)

Cash flows from financing activities:
Net proceeds from the sale of common stock	9,702,656	1,728,974
Proceeds from the exercise of warrants	2,989,407	-
Proceeds from the exercise of stock options	256,120	-

Net cash provided by financing activities	12,948,183	1,728,974

Net increase (decrease) in cash and cash equivalents	11,310,989	(1,937,241)
Cash and cash equivalents, beginning of period	8,483,565	7,791,938

Cash and cash equivalents, end of period	$19,794,554	$5,854,697

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of February 28, 2011 and for the three months and six months ended February 28, 2011 and 2010 is unaudited, and the condensed balance sheet as of August 31, 2010 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of February 28, 2011 and August 31, 2010, the related unaudited condensed statements of operations for the three months and six months ended February 28, 2011 and 2010, and the related unaudited condensed statements of cash flows for the six months ended February 28, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2010.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of February 28, 2011 and August 31, 2010, our results of operations for the three months and six months ended February 28, 2011 and 2010, and our cash flows for the six months ended February 28, 2011 and 2010 have been included.  The results of operations for the three months and six months ended February 28, 2011 may not be indicative of the results for our fiscal year ending August 31, 2011.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	February 28, 2011	August 31, 2010

Parts and supplies	$1,142,379	$1,164,697
Work-in-process	1,113,716	1,130,320
Finished goods	92,383	43,237
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,248,478	$2,238,254

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	February 28, 2011	August 31, 2010

Equipment	$1,231,033	$1,181,985
Rental equipment	58,940	-
Furniture and fixtures	298,576	298,576
Building improvements	43,227	24,220
Building	956,000	956,000
Land	244,000	244,000

	2,831,776	2,704,781
Less accumulated depreciation	(1,411,563)	(1,352,050)

Property and equipment, net	$1,420,213	$1,352,731

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of February 28, 2011 and August 31, 2010, there were no shares of preferred stock outstanding.

In February 2011, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of authorized $.001 par value common stock from 40,000,000 to 80,000,000.

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

The November Offering was completed using our shelf registration statement on Form S-3, pursuant to a prospectus supplement filed with the SEC.

Warrants

During the six months ended February 28, 2011, investors exercised warrants to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

A summary of the warrants as of February 28, 2011, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2010	3,034,657	$2.37
Issued	875,000	7.73
Exercised	(1,501,134)	1.99
Forfeited or expired	-	-

Outstanding at February 28, 2011	2,408,523	$4.56	4.99

Exercisable at February 28, 2011	1,533,523	$2.74	4.86

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows (rounded to thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Weighted average number of shares outstanding – basic	29,289,000	22,196,000	28,014,000	22,117,000
Dilutive effect of stock options and warrants	-	-	-	-

Weighted average number of shares outstanding – diluted	29,289,000	22,196,000	28,014,000	22,117,000

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and six months ended February 28, 2011 and 2010 because the effect would be anti-dilutive.  As of February 28, 2011, we had outstanding options and warrants to purchase a total of 5,253,762 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.  Related Party Transactions

During the three months ended February 28, 2011 and 2010, we had sales of $30,296 and $13,626, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 7% and 2% of total sales for each respective three-month period.

During the six months ended February 28, 2011 and 2010, we had sales of $40,752 and $166,934, respectively, to these related parties, representing approximately 4% and 16% of total sales for each respective six-month period.

As of February 28, 2011 and August 31, 2010, receivables included $38,347 and $83,834, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 11 in our 2010 Annual Report on Form 10-K.  As of February 28, 2011, we had approximately 3,067,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Cost of sales	$4,620	$16,365	$4,620	$32,730
Research and development	34,398	50,015	56,263	95,874
Selling, general and administrative	182,166	235,355	335,443	470,710

Total	$221,184	$301,735	$396,326	$599,314

During the six months ended February 28, 2011, we granted employees 837,000 stock options with exercise prices ranging from $4.66 to $4.81 per share and with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $2.21, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	64.74%
Expected dividends	0%
Expected term	5.6 years
Risk-free interest rate	2.10%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.98 years is approximately $3,205,000 as of February 28, 2011.

A summary of the time-based stock option awards as of February 28, 2011, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2010	2,201,386	$3.19
Granted	837,000	4.66
Exercised	(171,547)	1.55
Forfeited or expired	(21,600)	5.04

Outstanding at February 28, 2011	2,845,239	$3.71	7.28

Exercisable at February 28, 2011	945,550	$3.87	4.46	$1,163,336

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $4.36 as of February 28, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 8.  Research and Development Expenses

In November 2010, we were awarded two separate U.S. government grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program.  We submitted grant applications for our BSD-2000 Hyperthermia System and our MicroThermX® Microwave Ablation System and both applications were approved for the maximum award for a single program of $244,479, or a total of $488,958.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.

We have recorded the $488,958 proceeds from the QTDP grants as an offset to research and development expenses in the six months ended February 28, 2011.

Note 9.  Supplemental Cash Flow Information

We paid no amounts for interest expense and income taxes during the six months ended February 28, 2011.

During the six months ended February 28, 2011, we had the following non-cash financing and investing activities:

●	Increased common stock and decreased additional paid-in capital by $7.

During the six months ended February 28, 2010, we had no non-cash financing and investing activities.

Note 10.  Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended February 28, 2011 and through the date of this report that we believe are applicable to or would have a material impact on the financial statements of the Company.

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

Backlog

As of April 8, 2011, the Company had a sales backlog of $2.0 million, consisting of hyperthermia systems.  The timing of reporting the sales for these systems will depend on the delivery of the systems to the customers, collection of the sales price and other revenue recognition criteria.  In some instances, this process could require a number of months.

MicroThermX® Microwave Ablation System

Our MicroThermX® Microwave Ablation System (“MicroThermX®”) is a compact, mobile, state-of-the-art, proprietary system that includes a microwave generator, single-patient-use disposable antennas, and a thermistor-based temperature monitoring system.  The innovative design of the MicroThermX® is the first of its kind that allows delivery of higher power levels using a single generator.  The MicroThermX® utilizes innovative synchronous phased array technology that was developed and patented by us to provide larger and more uniform zones of ablation during a single procedure.  The MicroThermX® introduces into our product line an innovative, high-end disposable antenna that is used in each ablation treatment, which we believe represents the potential for a significant ongoing revenue stream after the sale of the system.

In August 2010, the U.S. Food and Drug Administration (FDA) granted us a 510(k) clearance to market the MicroThermX® for ablation of soft tissue.  Clearance from the FDA of the 510(k) Premarket Notification submission authorizes the commercial sale of the MicroThermX® in the United States.  We have also received CE Marking for the MicroThermX®, which allows us to market the MicroThermX® in the thirty countries that comprise the European Union (EU) and the European Free Trade Association (EFTA).  CE Marking is also recognized in many countries outside of the EU, providing us the ability to market the MicroThermX® to a number of international markets.

After maximizing production capacity, completing placement of systems in multiple hospitals, and witnessing early clinical successes, we are in the final process of establishing both domestic and international networks dedicated to selling the MicroThermX® product line.  We have elected to pursue the strategy of utilizing a network of specialty distribution firms focused on selling products in the field of interventional radiology, the target market for our ablation product line.  We have identified five regionally specific U.S. firms that can provide as many as sixty sales representatives to promote, sell and service the MicroThermX® product line throughout the United States.  Training of some of these specialized distributors is currently under way.  We anticipate finalizing geographically exclusive distribution agreements with all of the identified firms in the coming weeks, with full sales coverage of the United States projected within the second quarter of calendar year 2011.

To support the global distribution network for the MicroThermX® product line, we are increasing our marketing and sales staff.  Management has recently secured the employment of a senior Director of Marketing as well as a veteran microwave ablation Eastern Sales Manager and is currently interviewing multiple candidates for both domestic and international sales management.  We believe that increasing MicroThermX® marketing and sales resources to support our existing management team is key to making the strategic decision to utilize specialty distribution firms a success.  We believe additional marketing and sales resources will provide effective hands-on field training and management of the distribution network and the large number of sales personnel that this new distribution network will bring to us.

We have met with over forty international distribution firms and have started contract negotiations with select European based firms.  We anticipate visiting the headquarters of these specialty distribution firms in the coming weeks to finalize contract negotiations and begin training of international distributor sales representatives.  In January 2011, we announced the sale and shipment of the first MicroThermX® to one of the largest interventional radiology/oncology distributors in Italy, and we anticipate additional international shipments of the MicroThermX® and supplies of disposable antennas later in calendar year 2011.

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

BSD-500.  Our BSD-500 Hyperthermia System, or the BSD-500, is used to deliver either superficial hyperthermia therapy, which is non-invasive and delivered externally using antennae placed over the tumor, or interstitial hyperthermia therapy, which is delivered using antennae that are inserted into the tumor, or both.  These systems consist of four major subsystems:  a microwave power generator delivery subsystem; a proprietary, thermistor-based, thermometry subsystem; a computerized monitoring and control subsystem; and an applicator subsystem.  These systems include a touch screen display monitor by which the operator controls the hyperthermia treatment, computer equipment and software that controls the delivery of microwave energy to the tumor, and a generator that creates the needed microwave energy for the treatment.  Additionally, the systems include a variety of applicator (radiating antennae) configurations, depending on the system.  Various configurations of non-invasive applicators (antennae) are used for superficial hyperthermia treatments.  For interstitial hyperthermia treatments, the system may include up to 24 small microwave heat-delivering antennae that are inserted into catheters used for internal radiation therapy (called brachytherapy).

Our primary FDA approval (described as a pre-market approval, or PMA, which is the standard FDA approval required to market Class III medical devices in the United States) for the BSD-500 is for the use of hyperthermia and radiation therapy to treat certain tumors using the BSD-500.  There are some clinical studies that have been published that show the effectiveness and safety for the use of hyperthermia and certain chemotherapy drugs for the treatment of some cancers.  However, we do not currently have FDA approval in the US for the use of hyperthermia in conjunction with chemotherapy.  Physicians are allowed to utilize medical devices that have been approved or cleared by the FDA, including the BSD-500, for off label indications (indications for use that are not included in the FDA approval or clearance), but a manufacturer cannot promote for an off label use in the United States, as the FDA considers this to be an unproven clinical application.

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

The BSD-2000 has not yet received approval from the FDA for commercial marketing in the United States, but the BSD-2000 has obtained an investigational device exemption, or IDE, for placement in the United States for research purposes only.  We have also certified the BSD-2000 family for the CE Mark required for export into certain European and non-European countries and have obtained regulatory approval for the sale of the BSD-2000 in the People’s Republic of China.

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

BSD-2000/3D/MR.  As a further enhancement of the BSD-2000/3D, we have added to it the option of concurrent magnetic resonance imaging, or MRI, used for monitoring the delivery of deep hyperthermia therapy.  Using sophisticated microwave filtering and imaging software, the BSD-2000/3D/MR allows an MRI system to be interfaced with and operate simultaneously with a BSD-2000/3D.  The development of MRI treatment monitoring is a significant breakthrough in the development of hyperthermic oncology primarily because it allows non-invasive “on-line” review of hyperthermic treatment progress and quantifies and documents the benefit and safety of hyperthermia treatment.

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

With the decrease in our revenues in our fiscal year ended August 31, 2010 and in the first six months of our current fiscal year, primarily as a result of the decrease in sales of our hyperthermia systems, we implemented expense reduction measures to reduce the level of our monthly operating cash burn, including an employee reduction and reduction in the level of involvement of certain key outside consultants.  With this reduction in force, we closed a satellite office in Arizona and also reduced other operating expenses such as payroll taxes, employee benefits and travel.

To continue the roll out of the MicroThermX® product line and to support its global distribution network, we will increase our marketing and sales staff and incur additional marketing, sales and related operating expenses.  We believe, therefore, that the level of our operating expenses will increase over the level reported for the three months and six months ended February 28, 2011, and the increase may be significant.

Revenues

Through February 28, 2011, most of our operating revenues have been from the sale of our hyperthermia cancer systems.  We recognize revenue from the sale of our hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  During the three months and six months ended February 28, 2011, we received equipment rental income from an operating lease for a hyperthermia system.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.

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

In January 2011, we sold our first MicroThermX® to a customer in Italy.  We had no other sales of the MicroThermX® through February 28, 2011.  The MicroThermX® product line represents a major part of our business plan moving forward, and we believe the growth in our revenues and our ultimate profitability will be largely dependent on the success of our MicroThermX® sales and marketing efforts.  In addition, as discussed above, the MicroThermX® introduces into our product line a disposable antenna used in each treatment, which we believe represents the potential for a significant ongoing revenue stream after the sale of the system.  However, we cannot be sure that revenues from the MicroThermX® family of products will be consistent with our expectations.

The following table summarizes the number of systems sold for the three months and six months ended February 28, 2011 and 2010:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

MicroThermX®	1	-	1	-

Hyperthermia Systems:
BSD-500	-	1	2	2
BSD-2000	1	2	1	2
BSD-2000/3D	-	-	-	-
BSD-2000/3D/MR	-	-	-	-

Total Hyperthermia Systems	1	3	3	4

Our sales to related parties are comprised of the sale of hyperthermia systems and related component parts and services sold to Medizin-Technik GmbH and Dr. Gerhard Sennewald.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizin-Technik GmbH.  At times, these related party sales represent a significant portion of our revenues.  We derived $30,296, or approximately 7%, of our total revenues in the three months ended February 28, 2011 from sales to related parties, compared to $13,626, or approximately 2%, in the three months ended February 28, 2010.  We derived $40,752, or approximately 4%, of our total revenues in the six months ended February 28, 2011 from sales to related parties, compared to $166,934, or approximately 16%, in the six months ended February 28, 2010.  We had no sales of hyperthermia systems to related parties in the three months or six months ended February 28, 2011 and 2010.

The following tables summarize the sources of our sales for the three months and six months ended February 28, 2011 and 2010:

	Three Months Ended February 28,		Six Months Ended February 28,
Non-Related Parties	2011	2010	2011	2010

Product sales	$350,910	$550,440	$766,350	$795,440
Consumable devices	600	4,200	600	4,200
Service contracts	38,342	29,221	73,380	52,806
Other	14,391	2,587	18,842	6,897

Total	$404,243	$586,448	$859,172	$859,343

	Three Months Ended February 28,		Six Months Ended February 28,
Related Parties	2011	2010	2011	2010

Product sales	$-	$-	$900	$110,175
Consumable devices	20,100	8,250	27,750	16,500
Other	10,196	5,376	12,102	40,259

Total	$30,296	$13,626	$40,752	$166,934

During the three months and six months ended February 28, 2011, we had $9,900 and $51,500 of equipment rental revenues from an operating lease of a BSD-500 to one customer.  We had no such equipment rental revenues in the three months and six months ended February 28, 2010.

Total revenues for the three months ended February 28, 2011 were $444,439 compared to $600,074 for the three months ended February 28, 2010, a decrease of $155,635, or approximately 26%.  Total revenues for the six months ended February 28, 2011 were $951,424 compared to $1,026,277 for the six months ended February 28, 2010, a decrease of $74,853, or approximately 7%.  The overall decrease in revenues in the three months and six months ended February 28, 2011 is due primarily to the sale of fewer hyperthermia systems and the decrease in related party revenues, partially offset by the addition of equipment rental revenues.

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

Total cost of revenues for the three months ended February 28, 2011 was $405,937 compared to $528,610 for the three months ended February 28, 2010, a decrease of $122,673, or approximately 23%.  Total cost of revenues for the six months ended February 28, 2011 was $765,666 compared to $905,977 for the three months ended February 28, 2010, a decrease of $140,311, or approximately 15%.  This decrease resulted primarily from lower sales of hyperthermia systems and lower sales to related parties in the current fiscal year.  As a result of our operating expense reduction measures, we also realized a reduction in certain overhead costs allocated to cost of sales in the first six months of the current fiscal year compared to the first six months of the prior fiscal year.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on revenue levels and the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $38,502, or approximately 9% of total revenues, for the three months ended February 28, 2011 and $71,464, or approximately 12%, for the three months ended February 28, 2010.  Our total gross margin was $185,758, or approximately 20% of total revenues, for the six months ended February 28, 2011 and $120,300, or approximately 12%, for the six months ended February 28, 2010.  The increase in gross margin and gross margin percentage in the first six months of the current fiscal year resulted primarily from the gross margin contributed by our equipment rental.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Our research and development expenses for the six months ended February 28, 2011 have been offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program received in our first fiscal quarter ended November 30, 2010.  Research and development expenses were $432,820 for the three months ended February 28, 2011 compared to $621,201 for the three months ended February 28, 2010, a decrease of $188,381, or approximately 30%.  Research and development expenses were $510,116 for the six months ended February 28, 2011 compared to $1,164,628 for the six months ended February 28, 2010, a decrease of $654,512, or approximately 56%.  In addition to the offset of the QTDP grants, research and development expenses in the first six months of the current fiscal year decreased $165,554 primarily from the shift from product development activities to sales and marketing efforts for the MicroThermX® product line, and due to our operating expense reduction measures.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,176,467 for the three months ended February 28, 2011 compared to $1,376,344 for the three months ended February 28, 2010, a decrease of $199,877, or approximately 15%.  Selling, general and administrative expenses were $2,200,398 for the six months ended February 28, 2011 compared to $2,835,739 for the six months ended February 28, 2010, a decrease of $635,341, or approximately 22%. The decrease in selling, general and administrative expenses in the current fiscal year is due to the headcount reductions and other operating expense reduction measures implemented in the latter part of last fiscal year.  As discussed above, however, as we continue the roll out of the MicroThermX® product line and the support of its global distribution network, we will increase our marketing and sales staff and incur additional marketing, sales and related operating expenses.  We believe, therefore, that the level of our selling, general and administrative expenses will increase over the level reported for the six months ended February 28, 2011, and the increase may be significant.

Other Income (Expense)

During the three months and six months ended February 28, 2011 and 2010, our other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through February 28, 2011, we have generated an accumulated deficit of $26,632,336.  Generally, our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of an investment in a spinoff operation and the issuance of our common stock and warrants.  As of February 28, 2011, we had cash and cash equivalents of $19,794,554, comprised primarily of money market funds.

As of February 28, 2011, we had current liabilities totaling $833,120, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $73,350.

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

The November Offering was completed using our shelf registration statement on Form S-3, pursuant to a prospectus supplement filed with the SEC.

Warrants

During the six months ended February 28, 2011, investors exercised warrants to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

Cash Flows from Operating, Investing and Financing Activities

During the six months ended February 28, 2011, we used net cash of $1,510,199 in operating activities, primarily as a result of our net loss of $2,501,266, decreased by non-cash expenses totaling $471,422, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included an increase in inventories of $10,224 and a decrease in deferred revenue of $37,033, partially offset by decreases in receivables of $134,835, income tax receivable of $50,000 and other current assets of $22,508, and increases in accounts payable of $34,260, accrued liabilities of $32,819, and customer deposits of $292,480.

During the six months ended February 28, 2010, we used net cash of $3,626,926 in operating activities, primarily as a result of our net loss of $3,866,718 decreased by non cash expenses of $670,284, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included increases in receivables of $175,197, income tax receivable of $1,248, inventories of $252,652 and other current assets of $3,971, and a decrease in accrued liabilities of $159,659, partially offset by increases in accounts payable of $98,324 and deferred revenue of $63,911.

Net cash used in investing activities for the six months ended February 28, 2011 and 2010 was $126,995 and $39,289, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the six months ended February 28, 2011 was $12,948,183, comprised of net proceeds from the sale of common stock of $9,702,656, proceeds from the exercise of warrants of $2,989,407 and proceeds from the exercise of stock options of $256,120.  Net cash provided by financing activities for the six months ended February 28, 2010 was $1,728,974, comprised of net proceeds from the sale of common stock.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

As of February 28, 2011, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of February 28, 2011.

Other Cash Receipts

In November 2010, we were awarded two separate U.S. government grants under the QTDP Program.  We submitted grant applications for our BSD-2000 and our MicroThermX® and both applications were approved for the maximum award for a single program of $244,479, or a total of $488,958.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.

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

Stock-based Compensation:  Stock-based compensation, consisting of the cost of stock options and other stock-based awards to employees and directors, is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense.  The Black-Scholes valuation model utilizes inputs that are subject to change over time, including the volatility of the market price of our common stock, risk free interest rates, requisite service periods and assumptions made by us regarding the assumed life and vesting of stock options and stock-based awards.  As new options or stock-based awards are granted, additional non-cash compensation expense will be recorded by us.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended February 28, 2011 and through the date of this report that we believe are applicable to or would have a material impact on the financial statements of the Company.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

●	our belief about the market opportunities for our products;

●	our anticipated financial performance and business plan;

●	our expectations regarding the commercialization of, and the potential revenue from, the BSD-2000, BSD 500 and MicroThermX® systems;

●	our expectations to further expand our developments to treat other forms of cancer and other diseases and medical conditions;

●	our expectations that we will continue to incur expenses related to seeking governmental and regulatory approvals for our products;

●
our belief that the MicroThermX® will be a major part of our business plan moving forward and that the growth in our revenues and our ultimate profitability will be largely dependent on the success of our MicroThermX® marketing and sales efforts;

●	our expectations regarding the manufacturing, marketing, distribution, roll out and revenues for the MicroThermX® and the estimated timing thereof;

●	our expectations that the disposable antenna to be used in conjunction with the MicroThermX® represents a significant ongoing revenue stream;

●	our intentions to continue to devote substantial sums to research and development;

●	our belief that the level of our operating expenses will increase;

●	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

●	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BSD Medical Corporation.  Incorporated by reference to Exhibit 3.1 to the BSD Medical Corporation Form 8-K, filed February 7, 2011.

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

BSD MEDICAL CORPORATION

Date: April 14, 2011	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: April 14, 2011	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)