Form 10-Q
period 2011-05-31
BSD MEDICAL CORP
filed 2011-07-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

As of July 13, 2011, there were 29,686,154 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2011

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	May 31, 2011	August 31, 2010
Current assets:
Cash and cash equivalents	$18,573,270	$8,483,565
Accounts receivable, net of allowance for doubtful accounts of $20,000	235,656	307,530
Related party trade accounts receivable	856,212	83,834
Income tax receivable	-	50,000
Inventories, net	2,107,016	2,238,254
Other current assets	140,909	135,050
Total current assets	21,913,063	11,298,233

Property and equipment, net	1,436,398	1,352,731
Patents, net	30,357	51,205

	$23,379,818	$12,702,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$296,454	$197,082
Accrued liabilities	295,144	223,920
Customer deposits	25,000	-
Deferred revenue – current portion	58,519	89,591
Total current liabilities	675,117	510,593

Deferred revenue – net of current portion	78,238	73,351

Total liabilities	753,355	583,944

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 80,000,000 shares authorized, 29,636,154 and 26,178,679 shares issued, respectively	29,636	26,179
Additional paid-in capital	50,046,937	36,223,350
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(27,449,876)	(24,131,070)
Total stockholders’ equity	22,626,463	12,118,225

	$23,379,818	$12,702,169

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Revenues:
Sales	$647,732	$64,231	$1,506,904	$923,574
Sales to related parties	1,017,845	59,371	1,058,597	226,305
Equipment rental	9,900	-	61,400	-

Total revenues	1,675,477	123,602	2,626,901	1,149,879

Cost of Revenues:
Cost of sales	90,064	260,539	808,732	1,004,138
Cost of related party sales	547,766	86,402	585,261	248,780
Cost of equipment rental	3,608	-	13,111	-

Total cost of revenues	641,438	346,941	1,407,104	1,252,918

Gross margin (loss)	1,034,039	(223,339)	1,219,797	(103,039)

Operating costs and expenses:
Research and development	481,994	795,294	992,110	1,959,922
Selling, general and administrative	1,389,175	1,371,673	3,589,573	4,207,412

Total operating costs and expenses	1,871,169	2,166,967	4,581,683	6,167,334

Loss from operations	(837,130)	(2,390,306)	(3,361,886)	(6,270,373)

Other income (expense):
Interest income	21,708	3,073	47,331	7,373
Other income (expense)	(1,318)	(344)	(3,451)	2,134

Total other income (expense)	20,390	2,729	43,880	9,507

Loss before income taxes	(816,740)	(2,387,577)	(3,318,006)	(6,260,866)

Income tax benefit (provision)	(800)	-	(800)	6,571

Net loss	$(817,540)	$(2,387,577)	$(3,318,806)	$(6,254,295)

Net loss per common share:
Basic	$(0.03)	$(0.10)	$(0.12)	$(0.28)
Diluted	$(0.03)	$(0.10)	$(0.12)	$(0.28)

Weighted average number of shares outstanding:
Basic	29,612,000	23,682,000	28,553,000	22,644,000
Diluted	29,612,000	23,682,000	28,553,000	22,644,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,318,806)	$(6,254,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,216	107,552
Stock-based compensation	728,697	763,475
Stock issued for services	150,164	150,000
Decrease (increase) in:
Receivables	(700,504)	209,421
Income tax receivable	50,000	1,365,758
Inventories	131,238	(356,183)
Other current assets	(5,859)	(81,168)
Increase (decrease) in:
Accounts payable	99,372	192,766
Accrued liabilities	71,224	(310,706)
Customer deposits	25,000	-
Deferred revenue	(26,185)	25,576

Net cash used in operating activities	(2,684,443)	(4,187,804)

Cash flows from investing activities:
Purchase of property and equipment	(174,035)	(111,432)

Cash flows from financing activities:
Net proceeds from the sale of common stock	9,702,656	3,987,549
Proceeds from the exercise of warrants	2,989,407	-
Proceeds from the exercise of stock options	256,120	-

Net cash provided by financing activities	12,948,183	3,987,549

Net increase (decrease) in cash and cash equivalents	10,089,705	(311,687)
Cash and cash equivalents, beginning of period	8,483,565	7,791,938

Cash and cash equivalents, end of period	$18,573,270	$7,480,251

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.     Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of May 31, 2011 and for the three months and nine months ended May 31, 2011 and 2010 is unaudited, and the condensed balance sheet as of August 31, 2010 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of May 31, 2011 and August 31, 2010, the related unaudited condensed statements of operations for the three months and nine months ended May 31, 2011 and 2010, and the related unaudited condensed statements of cash flows for the nine months ended May 31, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2010.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2011 and August 31, 2010, our results of operations for the three months and nine months ended May 31, 2011 and 2010, and our cash flows for the nine months ended May 31, 2011 and 2010 have been included.  The results of operations for the three months and nine months ended May 31, 2011 may not be indicative of the results for our fiscal year ending August 31, 2011.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Note 2.     Inventories

Inventories consisted of the following:

	May 31, 2011	August 31, 2010

Parts and supplies	$1,209,345	$1,164,697
Work-in-process	891,138	1,130,320
Finished goods	106,533	43,237
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,107,016	$2,238,254

Note 3.     Property and Equipment

Property and equipment consisted of the following:

	May 31, 2011	August 31, 2010

Equipment	$1,274,295	$1,181,985
Rental equipment	58,940	-
Furniture and fixtures	298,576	298,576
Building improvements	47,005	24,220
Building	956,000	956,000
Land	244,000	244,000

	2,878,816	2,704,781
Less accumulated depreciation	(1,442,418)	(1,352,050)

Property and equipment, net	$1,436,398	$1,352,731

Note 4.     Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of May 31, 2011 and August 31, 2010, there were no shares of preferred stock outstanding.

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

Warrants

During the nine months ended May 31, 2011, investors exercised warrants to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

    A summary of the warrants as of May 31, 2011, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2010	3,034,657	$2.37
Issued	875,000	7.73
Exercised	(1,501,134)	1.99
Forfeited or expired	-	-

Outstanding and exercisable at May 31, 2011	2,408,523	4.56	4.74

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows (rounded to thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Weighted average number of shares outstanding – basic	29,612,000	23,682,000	28,553,000	22,664,000
Dilutive effect of stock options and warrants	-	-	-	-

Weighted average number of shares outstanding – diluted	29,612,000	23,682,000	28,553,000	22,664,000

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and nine months ended May 31, 2011 and 2010 because the effect would be anti-dilutive.  As of May 31, 2011, we had outstanding options and warrants to purchase a total of 5,286,762 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.     Related Party Transactions

During the three months ended May 31, 2011 and 2010, we had sales of $1,017,845 and $59,371, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 61% and 48% of total sales for each respective three-month period.

During the nine months ended May 31, 2011 and 2010, we had sales of $1,058,597 and $226,305, respectively, to these related parties, representing approximately 40% and 20% of total sales for each respective nine-month period.

As of May 31, 2011 and August 31, 2010, receivables included $856,212 and $83,834, respectively, from these related parties.

Note 7.     Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 11 in our 2010 Annual Report on Form 10-K.  As of May 31, 2011, we had approximately 3,034,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Cost of sales	$16,442	$(4,488)	$21,062	$28,242
Research and development	64,571	29,827	120,834	125,701
Selling, general and administrative	251,358	138,822	586,801	609,532

Total	$332,371	$164,161	$728,697	$763,475

During the nine months ended May 31, 2011, we granted employees 882,000 stock options with exercise prices ranging from $3.53 to $4.81 per share and with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $2.21, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	64.75%
Expected dividends	0%
Expected term	5.6 years
Risk-free interest rate	2.09%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.81 years is approximately $2,975,000 as of May 31, 2011.

A summary of the time-based stock option awards as of May 31, 2011, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2010	2,201,386	$3.19
Granted	882,000	4.62
Exercised	(171,547)	1.55
Forfeited or expired	(33,600)	4.90

Outstanding at May 31, 2011	2,878,239	3.71	7.06

Exercisable at May 31, 2011	1,173,467	$3.52	5.78	$1,239,191

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $3.64 as of May 31, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

We have recorded the $488,958 proceeds from the QTDP grants as an offset to research and development expenses in the nine months ended May 31, 2011.

Note 9.     Supplemental Cash Flow Information

We paid no amounts for interest expense during the nine months ended May 31, 2011 and 2010.  We paid $800 and $0 for income taxes during the nine months ended May 31, 2011 and 2010, respectively.

During the nine months ended May 31, 2011, we had the following non-cash financing and investing activities:

•	Increased common stock and decreased additional paid-in capital by $7.

During the nine months ended May 31, 2010, we had no non-cash financing and investing activities.

Note 10.   Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended May 31, 2011 and through the date of this report that we believe are applicable to or would have a material impact on the financial statements of the Company.

Note 11.   Subsequent Events

In June 2011, we issued 50,000 shares of our common stock to a director upon his exercise of stock options.

In July 2011, the Board of Directors of the Company approved the grant of stock options to two employees of the Company for a total of 24,000 shares, vesting over three years and exercisable at $3.85 per share.

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

Overview

We develop, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused microwave and radiofrequency (“RF”) energy.  Our product lines include both hyperthermia and ablation treatment systems.

Backlog

As of July 13, 2011, the Company had a sales backlog of $270,000, consisting of hyperthermia systems.  The timing of reporting the sales for these systems will depend on the delivery of the systems to the customers, collection of the sales price and other revenue recognition criteria.  In some instances, this process could require a number of months.

MicroThermX® Microwave Ablation System

Our MicroThermX® Microwave Ablation System (“MicroThermX®”) is a compact, mobile, state-of-the-art, proprietary system that includes a microwave generator, single-patient-use disposable antennas, and a thermistor-based temperature monitoring system.  The innovative design of the MicroThermX® is the first of its kind that allows delivery of higher power levels using a single generator.  The MicroThermX® utilizes proprietary synchronous phased array technology that was developed and patented by us to provide larger and more uniform zones of ablation during a single procedure.  The MicroThermX® introduces into our product line a high-end disposable antenna that is used in each ablation treatment, which we believe represents the potential for a significant ongoing revenue stream after the sale of the system.

In August 2010, the U.S. Food and Drug Administration (“FDA”) granted us a 510(k) clearance to market the MicroThermX® for ablation of soft tissue.  Clearance from the FDA of the 510(k) Premarket Notification submission authorizes the commercial sale of the MicroThermX® in the United States.  We have also received CE Marking for the MicroThermX®, which allows us to market the MicroThermX® in the thirty countries that comprise the European Union (“EU”) and the European Free Trade Association (“EFTA”).  CE Marking is also recognized in many countries outside of the EU, providing us the ability to market the MicroThermX® to a number of international markets.

After increasing production capacity, completing placement of systems in key hospitals, and witnessing early clinical successes, we have signed geographically exclusive distribution agreements for the MicroThermX® product line with four domestic specialty distribution firms.  This completes our strategic initiative to capitalize on the large ablation market by establishing an exclusive, specialty distribution network that will provide nationwide sales coverage for the MicroThermX® line of products.  Distributors have been selected based on their sales record, their synergistic product mix, and their focus in the field of interventional oncology/radiology, the target market for our ablation product line.

To support the global distribution network for the MicroThermX® product line, we have increased our marketing and sales staff, including additional Regional Sales Management.  We believe that increasing MicroThermX® marketing and sales resources to support our existing management team is key to making the strategic decision to utilize specialty distribution firms a success.  We believe additional marketing and sales resources will provide hands-on field training and management of the distribution network.  We further believe the sales and distribution network that is now in place will ensure that trained sales representatives are presenting the advantages of the MicroThermX® to interventional oncologists throughout the United States.

The increased sales activity has resulted in a full schedule of clinical evaluations over the coming weeks.  These evaluations represent an important milestone in the MicroThermX® sales cycle, with hospital capital budgeting, committee review and other approvals required to complete the sales cycle. The evaluations have led to an increase in the number of sites that may decide to purchase equipment following clinical evaluations.

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

The medical facilities where we initially placed MicroThermX® systems continue to reorder disposable microwave antennas, providing early validation of the potential ongoing revenue stream we anticipate.  In addition, existing users of the MicroThermX® are reporting positive clinical results in the treatment of tumors.

Our Italian distributor continues to report more cases performed with the MicroThermX®, having equally good clinical results.  The distributor is co-sponsoring with us clinical trials that are anticipated to start in the next fiscal quarter.

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

Our primary FDA approval (described as a pre-market approval, or “PMA”, which is the standard FDA approval required to market Class III medical devices in the United States) for the BSD-500 is for the use of hyperthermia and radiation therapy to treat certain tumors using the BSD-500.  There are some clinical studies that have been published that show the effectiveness and safety for the use of hyperthermia and certain chemotherapy drugs for the treatment of some cancers.  However, we do not currently have FDA approval in the US for the use of hyperthermia in conjunction with chemotherapy.  Physicians are allowed to utilize medical devices that have been approved or cleared by the FDA, including the BSD-500, for off label indications (indications for use that are not included in the FDA approval or clearance), but a manufacturer cannot promote for an off label use in the United States, as the FDA considers this to be an unproven clinical application.

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

With the decrease in our revenues in our fiscal year ended August 31, 2010 compared to the prior fiscal year, primarily as a result of the decrease in sales of our hyperthermia systems, we implemented expense reduction measures to reduce the level of our monthly operating cash burn, including an employee reduction and reduction in the level of involvement of certain key outside consultants.  With this reduction in force, we closed a satellite office in Arizona and also reduced other operating expenses such as payroll taxes, employee benefits and travel.

To continue the roll out of the MicroThermX® product line and to support its global distribution network, we have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  We believe, therefore, that the level of our operating expenses may increase over the level reported for the three months and nine months ended May 31, 2011, and the increase may be significant.

Revenues

Through May 31, 2011, most of our operating revenues have been from the sale of our hyperthermia cancer systems.  We recognize revenue from the sale of our hyperthermia cancer treatment systems and related parts and accessories (collectively, “product sales”), the sale of consumable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  During the three months and nine months ended May 31, 2011, we received equipment rental income from an operating lease for a hyperthermia system.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.

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

In January 2011, we sold our first MicroThermX® to a customer in Italy.  We had no other sales of the MicroThermX® through May 31, 2011.  The MicroThermX® product line represents a major part of our business plan moving forward, and we believe the growth in our revenues and our ultimate profitability will be largely dependent on the success of our MicroThermX® sales and marketing efforts.  In addition, as discussed above, the MicroThermX® introduces into our product line a disposable antenna used in each treatment, which we believe represents the potential for a significant ongoing revenue stream after the sale of the system.  However, we cannot be sure that revenues from the MicroThermX® family of products will be consistent with our expectations.

The following table summarizes the number of systems sold for the three months and nine months ended May 31, 2011 and 2010:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

MicroThermX®	-	-	1	-

Hyperthermia Systems:
BSD-500	1	-	3	2
BSD-2000	1	-	2	2
BSD-2000/3D	-	-	-	-
BSD-2000/3D/MR	1	-	1	-

Total Hyperthermia Systems	3	-	6	4

Our sales to related parties are comprised of the sale of hyperthermia systems and related component parts and services sold to Medizin-Technik GmbH and Dr. Gerhard Sennewald.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizin-Technik GmbH.  At times, these related party sales represent a significant portion of our revenues.  We derived $1,017,845, or approximately 61%, of our total revenues in the three months ended May 31, 2011 from sales to related parties, compared to $59,371, or approximately 48%, in the three months ended May 31, 2010.  We derived $1,058,597, or approximately 40%, of our total revenues in the nine months ended May 31, 2011 from sales to related parties, compared to $226,305, or approximately 20%, in the nine months ended May 31, 2010.  We had no sales of hyperthermia systems to related parties in the three months or nine months ended May 31, 2010.

The following tables summarize the sources of our sales for the three months and nine months ended May 31, 2011 and 2010:

	Three Months Ended May 31,		Nine Months Ended May 31,
Non-Related Parties	2011	2010	2011	2010

Product sales	$550,000	$-	$1,316,350	$795,440
Consumable devices	50,544	6,900	51,144	11,100
Service contracts	37,292	42,543	110,672	95,349
Other	9,896	14,788	28,738	21,685

Total	$647,732	$64,231	$1,506,904	$923,574

Related Parties

Product sales	$1,010,687	$55,875	$1,011,587	$166,050
Consumable devices	900	-	28,650	16,500
Other	6,258	3,496	18,360	43,755

Total	$1,017,845	$59,371	$1,058,597	$226,305

During the three months and nine months ended May 31, 2011, we had $9,900 and $61,400 of equipment rental revenues from an operating lease of a BSD-500 to one customer.  We had no such equipment rental revenues in the three months and nine months ended May 31, 2010.

Total revenues for the three months ended May 31, 2011 were $1,675,477 compared to $123,602 for the three months ended May 31, 2010, an increase of $1,551,875.  Total revenues for the nine months ended May 31, 2011 were $2,626,901 compared to $1,149,879 for the nine months ended May 31, 2010, an increase of $1,477,022.  On a year-to-date basis, total revenues increased approximately 128% over total revenues for the same nine-month period in the prior fiscal year.  The increase in revenues in the three months and nine months ended May 31, 2011 is due primarily to the sale of more hyperthermia systems, including a BSD-2000 3D/MR, and the addition of equipment rental revenues.

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

Total cost of revenues for the three months ended May 31, 2011 was $641,438 compared to $346,941 for the three months ended May 31, 2010, an increase of $294,497, or approximately 85%.  Total cost of revenues for the nine months ended May 31, 2011 was $1,407,104 compared to $1,252,918 for the nine months ended May 31, 2010, an increase of $154,186, or approximately 12%.  This increase resulted primarily from increased sales of hyperthermia systems and the addition of cost of equipment rental in the current fiscal year.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on revenue levels and the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $1,034,039, or approximately 62% of total revenues, for the three months ended May 31, 2011 and $1,219,797, or approximately 46% of total revenues for the nine months ended May 31, 2011.  By comparison, our total gross margin was $(223,339) and $(103,039) for the three months and nine months ended May 31, 2010, respectively.  The increase in gross margin and gross margin percentage in the current fiscal year resulted primarily from increased sales of hyperthermia systems and the gross margin contributed by our equipment rental.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Our research and development expenses for the nine months ended May 31, 2011 have been offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program received in our first fiscal quarter ended November 30, 2010.  Research and development expenses were $481,994 for the three months ended May 31, 2011 compared to $795,294 for the three months ended May 31, 2010, a decrease of $313,300, or approximately 39%.  Research and development expenses were $992,110 for the nine months ended May 31, 2011 compared to $1,959,922 for the nine months ended May 31, 2010, a decrease of $967,812, or approximately 49%.  In addition to the offset of the QTDP grants in the first quarter ended November 30, 2011, research and development expenses decreased in the current fiscal year primarily from the shift from product development activities to sales and marketing efforts for the MicroThermX® product line, and due to our operating expense reduction measures.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,389,175 for the three months ended May 31, 2011 compared to $1,371,673 for the three months ended May 31, 2010, an increase of $17,502, or approximately 1%.  Selling, general and administrative expenses were $3,589,573 for the nine months ended May 31, 2011 compared to $4,207,412 for the nine months ended May 31, 2010, a decrease of $617,839, or approximately 15%. The decrease in selling, general and administrative expenses on a year-to-date basis in the current fiscal year is due to the headcount reductions and other operating expense reduction measures implemented in the latter part of last fiscal year.  As discussed above, however, as we continue the roll out of the MicroThermX® product line and the support of its global distribution network, we have increased our marketing and sales staff, including three regional sales managers, a director of marketing and a customer service manager, and incurred additional marketing, sales and related operating expenses.  As a result, we incurred an increase in our selling, general and administrative expenses for the three months ended May 31, 2011.  We believe that the level of our selling, general and administrative expenses will continue to increase over the levels reported for the three months and nine months ended May 31, 2011, and the increase may be significant.

Other Income (Expense)

During the three months and nine months ended May 31, 2011 and 2010, our other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through May 31, 2011, we have generated an accumulated deficit of $27,449,876.  Generally, our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of an investment in a spinoff operation and the issuance of our common stock and warrants.  As of May 31, 2011, we had cash and cash equivalents of $18,573,270, comprised primarily of money market funds.

As of May 31, 2011, we had current liabilities totaling $675,117, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $78,238.

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

Warrants

During the nine months ended May 31, 2011, investors exercised warrants to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

Cash Flows from Operating, Investing and Financing Activities

During the nine months ended May 31, 2011, we used net cash of $2,684,443 in operating activities, primarily as a result of our net loss of $3,318,806, decreased by non-cash expenses totaling $990,077, including depreciation and amortization, stock-based compensation and stock issued for services.  Net cash used in operating activities also included increases in receivables of $700,504 and other current assets of $5,859 and a decrease in deferred revenue of $26,185, partially offset by decreases in income tax receivable of $50,000 and inventories of $131,238, and increases in accounts payable of $99,372, accrued liabilities of $71,224, and customer deposits of $25,000.

During the nine months ended May 31, 2010, we used net cash of $4,187,804 in operating activities, primarily as a result of our net loss of $6,254,295, decreased by non cash expenses of $1,021,027, including depreciation and amortization, stock-based compensation and stock issued for services.  Net cash used in operating activities also included increases in inventories of $356,183 and other current assets of $81,168 and a decrease of accrued liabilities of $310,706, partially offset by decreases in receivables of $209,421 and income tax receivable of $1,365,758 and increases in accounts payable of $192,766 and deferred revenue of $25,576.

Net cash used in investing activities for the nine months ended May 31, 2011 and 2010 was $174,035 and $111,432, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended May 31, 2011 was $12,948,183, comprised of net proceeds from the sale of common stock of $9,702,656, proceeds from the exercise of warrants of $2,989,407 and proceeds from the exercise of stock options of $256,120.  Net cash provided by financing activities for the nine months ended May 31, 2010 was $3,987,549, comprised of net proceeds from the sale of common stock.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

As of May 31, 2011, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of May 31, 2011.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended May 31, 2011 and through the date of this report that we believe are applicable to or would have a material impact on the financial statements of the Company.

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

•	our expectations regarding the manufacturing, marketing, distribution, roll out and revenues for the MicroThermX® and the estimated timing thereof;

•	our expectations that the disposable antenna to be used in conjunction with the MicroThermX® represents a significant ongoing revenue stream;

•	our belief that the increased number of clinical evaluations will result in sales of the MicroThermX®;

•	our expectations that additional international shipments of the MicroThermX® and supplies of disposable antennas will occur later in calendar year 2011;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

BSD MEDICAL CORPORATION

Date: July 14, 2011	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: July 14, 2011	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)