Form 10-K
period 2011-08-31
BSD MEDICAL CORP
filed 2011-11-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2011 was approximately $99,532,000.

As of November 14, 2011, the registrant had 29,661,823 shares of its common stock, par value $.001, outstanding.

Documents Incorporated by Reference:  Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders, which is expected to be held February 2, 2012, are incorporated by reference into Part III hereof.

BSD MEDICAL CORPORATION
FORM 10-K

For the Year Ended August 31, 2011

PART I

ITEM 1.   BUSINESS

Overview

BSD Medical Corporation (the “Company” or “BSD”) was originally incorporated under the laws of the State of Utah on March 17, 1978.  On July 3, 1986, the Company was reincorporated in the State of Delaware.

We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (RF) and microwave energy.  Our business objectives are to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer using microwave/RF systems.

While our primary developments to date have been cancer treatment systems, we also pioneered the use of microwave thermal therapy for the treatment of symptoms associated with enlarged prostate, and we are responsible for technology that has contributed to a new medical industry addressing the needs of men’s health.  In accordance with our strategic plan, we subsequently sold our interest in TherMatrx, Inc., the company established to commercialize our technology to treat enlarged prostate symptoms, to provide substantial funding.  We utilized that funding to commercialize our systems used in the treatment of cancer and to achieve other business objectives.

In spite of the advances in cancer treatment technology, nearly 40% of cancer patients continue to die from the disease in the United States.  Our product line includes systems that have been strategically designed to offer a range of thermal treatment systems for the treatment of cancer, including both ablation and hyperthermia treatment systems.  Studies have shown that both ablation and hyperthermia treatments kill cancer, but they have different clinical applications.

Our microwave ablation system is used to ablate (destroy) soft tissue with heat alone.  Thermal ablation usually refers to heat treatments delivered at temperatures above 55°C for short periods of time.  Thermal ablation is used to destroy local tumors using a short intense focus of heat on a specific area.

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

Commercialization of our systems that are used to treat cancer is our most immediate business objective.  Current and future cancer treatment sites for our systems may include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, ovaries, esophagus, liver, kidney, brain, bone, stomach and lung.  Our cancer treatment systems have been used to treat thousands of patients throughout the world and have received many awards, including the Frost & Sullivan “Technology Innovation of the Year Award” for cancer therapy devices, which was awarded in 2005 for the development of the BSD-2000 Hyperthermia System.

Although we have not yet taken advantage of many of these market opportunities, we believe that our technology has application for a number of other medical purposes in addition to cancer.

Through August 31, 2011, most of our operating revenues have been from the sale of our hyperthermia cancer systems and related revenues.   In addition to revenues from the sale of ablation and hyperthermia treatment systems, we recognize revenue from the sale of parts and accessories related to our systems, the sale of consumable devices used with certain of our systems, training, service contracts, and other miscellaneous revenues.  System and product sales totaled $2,581,275, $1,261,490 and $3,293,116 for the years ended August 31, 2011, 2010 and 2009, respectively.  Equipment rental income was $110,207 for the year ended August 31, 2011.  Sales of consumable devices, service and other revenues totaled $345,993, $320,786 and $243,371 for the years ended August 31, 2011, 2010 and 2009, respectively.

Our common stock trades on the NASDAQ Stock Market (NASDAQ) under the symbol “BSDM.”

Our Contributions to Cancer Therapy

Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimates that during 2011 approximately 1,597,000 new cancer cases will be diagnosed and that approximately 572,000 Americans will die from cancer.  In the United States, the chance of developing cancer during a person’s lifetime is one in two for men and one in three for women.  Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

Our cancer treatment systems have been developed to both kill cancer directly with heat and to increase the effectiveness of the primary cancer treatments used in conjunction with the heat therapy.  Therapies currently used to treat cancer include:

•
Radiation therapy, which is treatment with high-energy ionizing rays.  The radiation may come from outside of the body (external radiation) or from radioactive materials placed directly in a tumor (internal or implanted radiation sources, sometimes called brachytherapy).

•	Chemotherapy, which is treatment with drugs.

•	Surgery, which is the resection, or removal, of a tumor or organ of the body.

•
Ablation, which is the use of precision-guided energy to ablate (destroy) soft tissue.  Some cancers, such as certain cancers of the liver, prostate, kidney, bone metastases and lung are treated using ablation as an alternative to surgery.

Because cancer remains a leading cause of death, the current primary cancer therapies are still inadequate, and there is a need for better treatments.  We have engineered systems designed to increase the effectiveness of these cancer treatments through the use of precision-focused RF/microwave energy to selectively heat cancer, creating “hyperthermia” in cancerous tumors.  Hyperthermia is a cancer therapy that both kills cancer cells directly and has been shown to be a potent additive treatment in making certain of the major existing cancer therapies more effective for some cancers.

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

Cancerous tumors are uncontrolled growths of mutated cells that require more energy to survive than do cells of normal tissue.  As cancer cells grow rapidly, they tend to outstrip their blood supply, leaving them oxygen-starved (hypoxic), since there is not enough blood to carry sufficient oxygen to these cells.  Oxygen-starved cancer cells are resistant to radiation therapy because the destructive power of radiation therapy depends heavily on tearing apart the oxygen molecules located in cancer cells.  When oxygen molecules are torn apart, they form oxygen radicals that can attack cancer cell DNA.  Blood depletion also makes cancer resistant to chemotherapy, where blood transport is required to deliver the drug into the tumor.

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

We have developed various technologies for heating cancerous tumors, depending on their location in the body.  Through our developments, cancers such as melanomas or recurrent breast cancer located near the surface of the body can be treated with superficial cancer treatment applicators and systems.  Cancers that can be accessed through catheters inserted into the tumor as part of invasive radiation techniques (which are used to treat prostate cancer or head and neck cancer) can be treated with small, inserted antennas that we have developed to deliver focused microwave energy directly into the cancerous tissue.  We have also developed systems to non-invasively treat cancers located deep in the body by focusing electromagnetic energy on the cancer through a cylindrical applicator that surrounds the body.  This cylindrical applicator contains an array of multiple antennae that focus radio frequency energy and therefore target heat on the tumor.  Temperature levels for treatments are monitored through small temperature sensors.  Some of our systems can be interfaced with magnetic resonance imaging, or MRI, so that the treatment in progress can be observed, and temperatures can be monitored through images colorized to depict gradation of temperature levels (thermography).

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

The BSD-500 has received U.S. Food and Drug Administration (“FDA”) approval for the treatment of certain tumors.  In addition, the system has gone through an extensive revision, and we have obtained FDA approval of two major supplements that were necessary for commercialization.  We have certified the BSD-500 for the CE (Conformite Europeenne) Mark required for export into certain European and non-European countries.

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

Our Phase I MicroThermX® Microwave Ablation System (“MicroThermX®”) thermal ablation system received FDA marketing clearance in September 2008 for ablation of soft tissue.  Following field evaluations of the original design, we elected to pursue a more advanced Phase II ablation system before entering the market.  The more advanced Phase II design of our MicroThermX® provides superior performance,  improved ease of use and, we expect, additional revenue streams.  The MicroThermX® was designed to provide a higher power, optimized system targeted to the growing therapeutic interventional and surgical oncology market.  We believe the MicroThermX® has the potential to be a market leader in microwave ablation.  Our Phase II MicroThermX® received FDA marketing clearance in August 2010 for ablation of soft tissue.  We have certified the MicroThermX® for the CE Mark required for export into certain European and non-European countries.

Our Products and Services

We have developed technology and products for thermal ablation and hyperthermia cancer therapy through multiple techniques:

•	Thermal ablation ablates (destroys) soft tissues at high temperatures through focused microwave energy.

•	Superficial hyperthermia non-invasively treats cancerous tumors located within a few centimeters of the surface of the body, such as melanoma and recurrent breast cancer.

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

MicroThermX® Microwave Ablation System.  Our MicroThermX® is a compact, mobile, state-of-the-art, proprietary system that includes a microwave generator, single-patient-use disposable antennas, and a thermistor-based temperature monitoring system.  The innovative design of the MicroThermX® is the first of its kind that allows delivery of higher power levels using a single generator.  The MicroThermX® utilizes innovative synchronous phased array technology that was developed and patented by us to provide larger and more uniform zones of ablation during a single procedure.  The MicroThermX® introduces into our product line an innovative disposable antenna that is used in each ablation treatment, which we believe will provide a significant ongoing revenue stream after the sale of the system.  The soft tissue ablation world market potential is estimated to exceed $2.3 billion.

In August 2010, the FDA granted us a 510(k) clearance to market the MicroThermX® for ablation of soft tissue.  Clearance from the FDA of the 510(k) Premarket Notification submission authorizes the commercial sale of the MicroThermX® in the United States.  We have also received CE Marking for the MicroThermX®, which allows us to market the MicroThermX® in the thirty countries that comprise the European Union (“EU”) and the European Free Trade Association (“EFTA”).  CE Marking is also recognized in many countries outside of the EU, providing us the ability to market the MicroThermX® to a number of international markets.

After increasing production capacity, completing placement of systems in key hospitals, and witnessing early clinical successes, we have signed geographically exclusive distribution agreements for the MicroThermX® product line with four domestic specialty distribution firms.  This accomplishes our early market launch objectives and strategic initiative to capitalize on the large ablation market by establishing an exclusive, specialty distribution network that will provide nationwide sales coverage for the MicroThermX® line of products.  Distributors have been selected based on their sales record, their synergistic product mix, and their focus in the field of interventional oncology/radiology, the target market for our ablation product line.

To support the global distribution network for the MicroThermX® product line, we have increased our marketing and sales staff, including additional Regional Sales Management and an International Sales Director.  We believe that increasing MicroThermX® marketing and sales resources to support our existing management team is key to making the strategic decision to utilize specialty distribution firms a success.  Additional marketing and sales resources will provide hands-on field training and management of the distribution network.  We further believe the sales and distribution network that is now in place will ensure that trained sales representatives are presenting the advantages of the MicroThermX® to interventional oncologists throughout the United States.

The increased sales activity has resulted in a full schedule of clinical evaluations.  These evaluations represent an important milestone in the MicroThermX® sales cycle, with hospital capital budgeting, committee review and other approvals required to complete the sales cycle.  The evaluations have led to an increase in the number of sites that may decide to purchase equipment following clinical evaluations.

We have met with over forty international distribution firms and have started contract negotiations with select European based firms.  We are currently visiting the headquarters of these specialty distribution firms to finalize contract negotiations and begin training of international distributor sales representatives.  In January 2011, we announced the sale and shipment of the first MicroThermX® to one of the largest interventional radiology/oncology distributors in Italy, and we anticipate additional international shipments of the MicroThermX® and supplies of disposable antennas early in calendar year 2012.

The medical facilities where we initially placed MicroThermX® systems continue to reorder disposable microwave antennas, providing early validation of the potential ongoing revenue stream we anticipate.  In addition, existing users of the MicroThermX® are reporting positive clinical results in the treatment of tumors.

Our Italian distributor continues to report more cases performed with the MicroThermX®, with equally good clinical results.  The distributor is co-sponsoring with us clinical trials that are anticipated to start in the first quarter of 2012.

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

BSD-2000.  The BSD-2000 Hyperthermia System, or the BSD-2000, family of products includes the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR.  These systems non-invasively deliver localized therapeutic heating (hyperthermia) to solid tumors by applying radiofrequency (RF) energy to certain cancerous tumors, including those located deep within the body.  These systems consist of four major subsystems:  an RF power generator delivery subsystem; a proprietary, thermistor-based, thermometry subsystem; a computerized monitoring and control subsystem; and an applicator subsystem that includes an applicator and patient support system; as well as various accessories.  The BSD-2000 delivers energy to a patient using a power source and an array of multiple antennae that surround the patient’s body.  The BSD-2000 systems create a central focusing of energy that can be adjusted to target the 3-dimensional shape, size, and location of the tumor, thus providing dynamic control of the heating delivered to the tumor region.  The basic BSD-2000 has eight microwave antennae, enabling this electronic steering of energy within the patient’s body.  The BSD-2000/3D has 24 microwave antennae enabling additional electronic steering along the long axis of the body.  The 3D steering is particularly useful when implemented with a magnetic resonance system that is capable of non-invasive 3D imaging showing the heated regions, thus permitting the clinician to view the heating pattern in the tumor and steer the energy to the tumor site.

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

As is the case for the BSD-2000/3D, we have not yet submitted to the FDA a marketing application for the BSD-2000/3D/MR.  We can, however, market the BSD-2000/3D/MR in Europe, as we have CE Mark approval for the BSD-2000/3D/MR, provided we interface the system with an MRI system that also is approved in Europe.

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

Historically, a significant portion of our revenues have been derived from sales to Dr. Sennewald Medizintechnik GmbH located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  This company is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in other countries in Europe, India, and Asia.

In 2005, we entered into an agreement with Dalian Orientech Co. LTD (“Orientech”), a privately owned company, to assist us in obtaining regulatory approval for the sale of the BSD-2000 in the People’s Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country.  We subsequently obtained Chinese regulatory approval, allowing the distributor to begin to market and sell the BSD-2000 system to hospitals in China.  We currently are negotiating a new distribution agreement with Orientech and Orientech is leading efforts to renew our Chinese regulatory approval.

MicroThermX® Microwave Ablation System.  As previously discussed, we have signed geographically exclusive distribution agreements for the MicroThermX® product line with four domestic specialty distribution firms.  Along with our Regional Sales Managers, who conduct direct sales efforts in certain defined geographical areas, we expect this exclusive, specialty distribution network to provide nationwide sales coverage for the MicroThermX® line of products.

We have one distributor in Italy, and have met with several international distribution firms.  We have started contract negotiations with select European based firms, and have recently hired an International Sales Director.

Third-Party Reimbursement

We view obtaining adequate third-party reimbursement arrangements as essential to achieving commercial acceptance of our hyperthermia and ablation therapy products.  Our products are purchased primarily by clinics, hospitals and other medical institutions that bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients using our products.  Additionally, managed care organizations and insurance companies directly pay for services provided to their patients.  The Center for Medicare and Medicaid Services (CMS), has established billing codes that allow for third-party reimbursement and can be used for or in combination with the delivery of hyperthermia and ablation therapies, depending on the circumstances of the treatment. Appropriate codes apply to billing for superficial and interstitial hyperthermia delivered using our BSD-500 systems when used in combination with radiation therapy.  Appropriate codes apply to billing for certain ablation procedures.  Codes also have been established for providing deep hyperthermia therapy.  Billing codes are available for both institutions and physicians.  Even though billing codes have been established, payments must also be approved by and authorized through the various third-party payors, and third-party payors can establish varying reimbursement plans and levels that can affect hyperthermia and ablation reimbursement levels.

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

Competition in the medical products industry is intense.  We believe that established product lines and cancer therapies, FDA approvals, know-how and reputation in the industry are key competitive factors.  Currently, only a few companies besides BSD have received FDA approval to manufacture and sell hyperthermia therapy systems within the United States, including U.S. Labthermics and Celsion Corporation.  Celsion has been principally involved with clinical trials related to thermotherapy, hyperthermia and related fields; however, Celsion has announced the transformation of its company from a medical device company to a biopharmaceutical, solely focused on the development of drugs for the treatment of cancer.  Labthermics produces ultrasound-based systems, which compete with our microwave hyperthermia systems; however, Labthermics is not currently active in the sale of products in our industry.  Several other companies have received IDEs in the United States or other international clearances for certain experimental hyperthermia systems designed to treat both malignant and benign diseases.  Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in cancer treatment businesses), and they have significantly greater resources than we do.

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

Although our MicroThermX® has received FDA marketing clearance as a 510(k) submission, most of our hyperthermia treatment systems, including the BSD-500 and the BSD-2000 and related products, have required or require PMA or an HDE marketing approval from the FDA instead of the simpler 510(k) clearance.  PMA or HDE approval requires that we demonstrate that the medical device is safe and effective or safe with a probable benefit.  To do this, we conduct either laboratory and/or clinical testing.  FDA approval must be obtained before commercial distribution of the product.  We intend to continue to make improvements in and to our existing products.  Significant product changes for PMA or HDE approved devices must be submitted to the FDA under investigational device exemptions, or IDEs, or under PMA or HDE supplements.  As described in the above section entitled “Our Products and Services”, we have obtained a PMA for our BSD-500 system and IDE status for our BSD-2000 system.  Significant changes to the MicroThermX® may require a new 510(k).  A PMA submission was made to the FDA for the BSD-2000 in March 2006.  Due to the lengthy nature of the PMA review process and the length of time that the submission was under review by the FDA, we worked closely with the FDA to seek the most expeditious pathway that could lead to marketing approval for the BSD-2000. The FDA recommended that BSD pursue HDE marketing approval rather than continue to pursue the PMA approval and BSD followed the FDA’s recommendation.

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

The Federal Communications Commission, or FCC, regulates the frequencies of microwave and radio frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The BSD-500 fixed frequency systems and applicators and the MicroThermX® ablation system and applicators emit 915 MHz, which is approved by the FCC for medical applications.  Accordingly, these systems do not require shielding to prevent interference with communications.  Our BSD-2000 deep hyperthermia variable-frequency generators and applicators require electromagnetic shielding.

Patents, Licenses, and Other Rights

Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Our policy is to file patent applications to protect significant technology, inventions and product improvements.  We currently own three patents in the United States related to certain components or technology of our hyperthermia systems.  We currently have one patent license from Duke University.  Eleven new U.S. patent applications are pending and have been published in the United States, and one foreign patent is issued and others are pending.  A total of 23 U.S. patents have been issued to BSD.  We believe that our patents represent the early pioneering and dominant patents in this field.

In July 1979, we entered into an exclusive worldwide license for a unique temperature probe (sensor) called the Bowman Probe.  The Bowman Probe is considered to be the “gold standard” in temperature monitoring devices for hyperthermia.  The license will remain in effect as long as the technology does not become publicly known as a result of actions taken by the licensor.  We pay royalties based upon our sales of the Bowman Probe.  The license agreement was amended and renewed in August 2000 and is currently in effect.

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

Research and Development

Research and development expenses for fiscal years 2011, 2010 and 2009 were $1,483,659, $2,429, 215 and $2,043,268, respectively.  Our research and development expenses for the year ended August 31, 2011 have been partially offset by the $488,958 proceeds from two separate U.S. government grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program received in our first fiscal quarter ended November 30, 2010.  In addition to the offset of the QTDP grants, research and development expenses decreased in the current fiscal year primarily from the shift from product development activities to sales and marketing efforts for the MicroThermX® product line, and due to our operating expense reduction measures.

We submitted QTDP grant applications for our BSD-2000 Hyperthermia System and our MicroThermX® Microwave Ablation System and both applications were approved for the maximum award for a single program of $244,479, or a total of $488,958.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.

We continue our efforts to enhance our current hyperthermia and ablation products and to develop new products related to the following:

•	development of various commercial configurations of the BSD-2000/3D/MR to adapt to both Siemens and GE MR configurations;

•	updating our BSD-500 and BSD-2000 system designs for both reduced cost and improved manufacturability;

•	making enhancements to the BSD-500 and 2000 systems;

•	incorporating new requirements into the design and manufacturing processes;

•	finalizing design and testing of the MicroThermX® Microwave Ablation System;

•	establishing and validating commercial manufacturing of the MicroThermX®;

•	supporting BSD-2000, BSD-2000/3D and BSD-2000/3D/MR CE Marking approval efforts

•	supporting MicroThermX® CE marking approval efforts;

•	supporting product approvals for non-US governments;

•	designing and testing of new advanced cooled disposable microwave ablation applicators;

•	supporting BSD-2000 FDA approval efforts;

•	R&D projects not publically disclosed.

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

A significant portion of our revenues are derived from sales to Dr. Sennewald Medizintechnik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe and which is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  For fiscal year 2011 we had sales of $1,063,495, or 35% of our total sales, from the sale of hyperthermia systems and various component parts sold to Medizintechnik, as compared to sales of $309,259, or 20% of our total sales, in fiscal 2010.  Management believes the terms of the transactions with Medizintechnik were arms length and fair to the Company.

A significant portion of our revenues are derived from sales to foreign customers.  During the years ended August 31, 2011, 2010 and 2009, export sales totaled $1,135,372, $678,893 and $1,668,547, or 37%, 43% and 47% of total sales, respectively.  During fiscal year 2011, export sales to Germany were approximately 35% of total sales.  During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.  During fiscal year 2009, export sales to China, Switzerland and Poland were approximately 16%, 13% and 14% of total sales, respectively.

During the years ended August 31, 2011, 2010 and 2009, domestic sales totaled $1,902,103, $903,383 and $1,867,940, or 63%, 57% and 53%, respectively.

In addition, because of the small number of hyperthermia systems sold each year, each customer may be considered significant.

Backlog

As of August 31, 2011, we had no sales backlog.  However, subsequent to August 31, 2011 through November 14, 2011, we have received  purchase orders for  hyperthermia systems totaling approximately $520,000.  The timing of reporting the sales for purchase orders will depend on the delivery of the systems to the customers and other revenue recognition criteria.

Employees

As of August 31, 2011, we had 41 employees; 39 of whom were full-time employees.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with our employees to be satisfactory.  We depend upon a limited number of key management, manufacturing, and technical personnel.  Our future success will depend in part on our ability to retain these highly qualified employees.

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

Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $29,416,587 at August 31, 2011.  We reported net losses of $5,285,517, $7,456,948 and $11,384,870 in fiscal years 2011, 2010 and 2009, respectively.

We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities.  To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia systems and to successfully commercialize our MicroThermX® to improve our profitability on a quarterly or annual basis.  We have been unable to do this in the past and we may be unable to do so in the future, and therefore may never achieve profitability.

Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our hyperthermia systems.

Our hyperthermia cancer treatment systems represent capital equipment purchases for our customers.  Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our hyperthermia systems.  This has contributed to a lack of growth in the worldwide sales of our systems.  To the extent that adverse economic conditions continue, we believe our sales of hyperthermia systems will continue to be negatively impacted.

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

During the years ended August 31, 2011, 2010, and 2009, we had sales of $1,063,495, $309,259 and $603,000, respectively, to entities controlled by a significant stockholder and member of our Board of Directors.  These related party transactions represent approximately 35%, 20% and 17% of total sales for each respective year.

A significant portion of our revenues are derived from sales to foreign customers.  During fiscal year 2011, export sales to Germany were approximately 35% total sales.  During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.  During fiscal year 2009, export sales to China, Switzerland and Poland were approximately 16%, 13% and 14% of total sales, respectively.

To the extent that we are unable to maintain or increase the level of our revenues derived from related parties or foreign customers, the results of our operations could be negatively impacted.

We have obtained FDA clearance to market our MicroThermX® Microwave Ablation System, and recently completed nationwide sales coverage for the MicroThermX® family of products.  We cannot be assured that our efforts to commercialize the MicroThermX® will be successful.

In August 2010, the FDA granted us a 510(k) clearance to market our MicroThermX® Microwave Ablation System for ablation of soft tissue, authorizing the commercial sale of the MicroThermX® in the United States.  Our MicroThermX® represents a major part of our business plan moving forward and introduces into our product line an innovative, high-end disposable that is used in each ablation treatment and which we believe will provide a significant ongoing revenue stream.

In June 2011, we completed nationwide sales coverage for the MicroThermX® line of products through signing exclusive agreements with four leading specialty distributors and hiring additional regional sales management.  In addition, we have placed a select number of MicroThermX® systems with pivotal, high-profile, interventional oncology key opinion leaders.  This increased sales activity has resulted in a full schedule of clinical evaluations and an increase in the number of sites that may decide to purchase equipment following clinical evaluations.  However, we believe the sales cycle for the MicroThermX® may extend up to six months, and we currently are unable to predict when significant revenues from the sale of the MicroThermX® and related antennas will begin.  We cannot be assured that our efforts to commercialize the MicroThermX® will be successful.  If our efforts to commercialize the MicroThermX® are not successful, our business will be adversely affected.

International sales of our MicroThermX® family of products depend on our ability to successfully establish our international sales distribution channels.

With our United States sales and distribution network in place for our MicroThermX® family of products, we are placing significant emphasis on Europe and other international markets.  We recently hired an International Sales Manager, have met with several international distribution firms and have started contract negotiations with select European based firms.  International sales of our MicroThermX® family of products will depend on our ability to successfully establish sales distribution channels in Europe and other international markets.  If these efforts are not successful, our business will be adversely affected.

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

Sales of our products could be significantly reduced if government, private health insurers and other third-party payors do not provide sufficient coverage or reimbursement.

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

In addition, there can be no assurance that our channels of distribution that have been successful in the past will be successful in the future.  We have derived a significant portion of our revenue from sales in Europe and in China.  Sales in Europe were made through our distributor Dr. Sennewald Medizintechnik GmbH, which also purchases equipment components and parts from us.  Medizintechnik is controlled by Dr. Sennewald, one of our directors.  The loss or ineffectiveness of either Medizintechnik or our Chinese distributor as a distributor and significant customer could result in lower revenue.

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

Our success will be largely dependent upon the efforts of Harold R. Wolcott, our President, Steven M. Smith, our Vice President of Sales, Marketing and Business Development, Dixie Toolson Sells, our Vice President of Regulatory Affairs, Dennis P. Gauger, our Chief Financial Officer, and other key employees.  We do not maintain key-person insurance on any of these employees.  Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel.  Competition for these individuals is intense.  The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to manage our business and meet key objectives such as the sale of our products and the introduction of new products.

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

Our directors and executive officers own approximately 23% of our outstanding voting power.  Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets.  Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our company.

Future sales of shares of our securities pursuant to our universal shelf registration statement may negatively affect our stock price.

We currently have the ability to offer and sell up to $50.0 million of common stock, preferred stock, warrants, senior debt, subordinated debt or units under a currently effective universal shelf registration statement.  We have previously completed four offerings utilizing our universal shelf registration statement.  Each of these offerings was completed during calendar year 2010.  Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the Nasdaq Stock Market under the symbol “BSDM”.  The following table sets forth the high and low sales prices, as provided by NASDAQ for the quarters in fiscal years 2010 and 2011.  The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended:	High	Low
November 30, 2009	4.77	1.84
February 28, 2010	2.75	1.60
May 31, 2010	2.10	1.27
August 31, 2010	3.58	0.86
November 30, 2010	7.40	2.13
February 28, 2011	5.57	3.62
May 31, 2011	4.79	3.40
August 31, 2011	4.50	2.30

As of August 31, 2011, there were 479 holders of record of our common stock.  We have not paid any cash dividends on our common stock since our inception, and we currently plan to retain our future earnings, if any, to fund the growth of our business.

On November 8, 2011, the last reported sales price of our common stock on the Nasdaq Stock Market was $2.60 per share.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph shows a comparison of the five-year cumulative total return for the Company's common stock, the S&P 500 Index, and the S&P Health Care Equipment Index, assuming an investment of $100 on August 31, 2006.  The cumulative return of the Company was computed by dividing the difference between the price of the Company's common stock at the end and the beginning of the measurement period (August 31, 2006 to August 31, 2011) by the price of the Company's common stock at the beginning of the measurement period.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the fiscal years in the five year period ended August 31, 2011 were derived from the Company’s financial statements audited by Tanner LLC, independent registered public accountants.  The data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.

	Years Ended August 31,
	2011	2010	2009	2008	2007

Results of Operations Data:
Revenues	$3,037,475	$1,582,276	$3,536,487	$5,143,140	$2,834,386
Loss from operations	(5,348,671)	(7,477,966)	(6,526,493)	(4,252,344)	(6,384,540)
Net income (loss)	(5,285,517)	(7,456,948)	(11,384,870)	(2,439,099)	(3,348,195)

Income (loss) per common share - diluted	$(0.18)	$(0.32)	$(0.52)	$(0.11)	$(0.16)

Dividends per common share	$-	$-	$-	$-	$-

Balance Sheet Data:
Total Assets	$21,939,906	$12,702,169	$12,857,358	$21,486,898	$24,341,640
Long-term debt	-	-	-	-	-
Stockholders' equity	21,071,594	12,118,225	11,940,989	20,155,860	23,183,788

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below and the Item 1A “Risk Factors” above.  The following discussion should be read in conjunction with our financial statements and notes thereto included in this annual report on Form 10-K.  All information presented herein is based on our fiscal year ended August 31, 2011.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We develop, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused microwave and radiofrequency (RF) energy.  Our product lines include both ablation and hyperthermia treatment systems.  Our microwave ablation system has been developed as a stand-alone therapy to ablate (destroy) soft tissue.  Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia) while increasing the effectiveness of other therapies such as radiation therapy.  We have developed extensive intellectual property, multiple products in the market and well established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals and clearances in the United States, Europe and China.

On August 18, 2010 we announced that the FDA granted the Company a 510(k) clearance to market our MicroThermX® for ablation of soft tissue.  Clearance from the FDA of BSD’s 510(k) Premarket Notification submission authorizes the commercial sale of the MicroThermX® in the United States.  The MicroThermX® was designed to provide a higher power, optimized system targeted to the growing therapeutic interventional and surgical oncology market.  The MicroThermX® represents a major part of our business plan moving forward.  It introduces into our product line an innovative disposable that is used in each treatment, which we believe will provide a significant ongoing revenue stream.

In June 2011, we completed nationwide sales coverage for the MicroThermX® line of products through signing exclusive agreements with four leading specialty distributors and hiring additional regional sales management.  In addition, we have placed a select number of MicroThermX® systems with pivotal, high-profile, interventional oncology key opinion leaders.  This increased sales activity has resulted in a full schedule of clinical evaluations and an increase in the number of sites that may decide to purchase equipment following clinical evaluations.  However, we believe the sales cycle for the MicroThermX® may extend up to six months, and we currently are unable to predict when significant revenues from the sale of the MicroThermX® and related disposables will begin.

With our United States sales and distribution network in place for our MicroThermX® family of products, we are placing significant emphasis on Europe and other international markets.  We recently hired an International Sales Manager, have met with several international distribution firms and have started contract negotiations with select European based firms.  International sales of our MicroThermX® family of products will depend on our ability to successfully establish sales distribution channels in Europe and other international markets.

Through August 31, 2011, most of our operating revenues have been from the sale of our hyperthermia cancer systems and related revenues.   In addition to revenues from the sale of ablation and hyperthermia treatment systems, we recognize revenue from the sale of parts and accessories related to our systems, the sale of consumable devices used with certain of our systems, training, service support contracts, and other miscellaneous revenues.  System and product sales totaled $2,581,275, $1,261,490 and $3,293,116 for the years ended August 31, 2011, 2010 and 2009, respectively.  Equipment rental income was $110,207 for the year ended August 31, 2011.  Sales of consumable devices, service and other revenues totaled $345,993, $320,786 and $243,371 for the years ended August 31, 2011, 2010 and 2009, respectively.

As of August 31, 2011, we had no sales backlog.  However, subsequent to August 31, 2011 through November 14, 2011, we have received  purchase orders for hyperthermia systems totaling approximately $520,000.  The timing of reporting the sales for purchase orders will depend on the delivery of the systems to the customers and other revenue recognition criteria.

Results of Operations

Fluctuation in Operating Results

Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter.  Revenue may fluctuate as a result of factors relating to the demand and market acceptance for our ablation and hyperthermia systems and related component parts and services,  world-wide economic conditions, availability of financing for our customers, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments, insurance reimbursement and other matters.  Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development, and general and administrative expenses associated with our potential growth.  For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  During the year ended August 31, 2011, we also recognized revenues from equipment rental.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through August 31, 2011, we had minimal revenues from our MicroThermX® family of products.

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

As a result of these negative factors, we have been unable to sustain a significant increase in the number of hyperthermia systems sold, and we believe these difficulties may continue to negatively impact the sales of our hyperthermia systems, the market introduction of our MicroThermX®, and our operating results.

The following table summarizes the number of our hyperthermia systems sold for the years ended August 31, 2011, 2010 and 2009:

	2011	2010	2009

MicroThermX®	1	-	-

Hyperthermia Systems:
BSD-500	4	3	7
BSD-2000	2	2	4
BSD-2000/3D	-	-	1
BSD-2000/3D/MR	1	-	-

Total	7	5	12

We have historically derived a significant portion of our revenues from sales to related parties.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Dr. Sennewald Medizintechnik GmbH.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $1,063,495, or approximately 35%, of our total revenue in the year ended August 31, 2011 from sales to related parties, compared to $309,259 or approximately 20%, in the year ended August 31, 2010, and $603,000 or approximately 17% in the year ended August 31, 2009.

In the year ended August 31, 2011, we derived $1,973,980, or approximately 65%, of our total revenue from non-related parties, as compared to $1,273,017, or 80%, in the year ended August 31, 2010, and $2,933,487, or 83%, in the year ended August 31, 2009.

The following tables summarize the sources of our revenues for the years ended August 31, 2011, 2010 and 2009:

Non-Related Parties	2011	2010	2009

Product sales	$1,569,688	$1,095,440	$2,784,777
Consumable devices	116,724	12,300	4,802
Service contracts	141,224	131,826	78,763
Other	36,137	33,451	65,145

	1,863,773	1,273,017	2,933,487
Equipment rental	110,207	-	-

Total	$1,973,980	$1,273,017	$2,933,487

Related Parties	2011	2010	2009

Product sales	$1,011,587	$166,050	$508,339
Consumable devices	38,700	33,000	54,200
Other	13,208	110,209	40,461

Total	$1,063,495	$309,259	$603,000

Total revenues for the year ended August 31, 2011 were $3,037,475 compared to $1,582,276 for the year ended August 31, 2010, an increase of $1,455,199, or approximately 92%.  The overall increase in revenues in the current fiscal year is due to more sales of hyperthermia systems in the current fiscal year, including the sale of one higher priced BSD-2000/3D/MR to a related party.  We sold seven hyperthermia systems in fiscal year 2011 compared to five hyperthermia systems in fiscal year 2010.  In addition, we recorded revenues in fiscal year 2011 of $110,207 from equipment rental and $189,257 from our MicroThermX® family of products.  We had no revenues in the prior two fiscal years from these sources.

Total revenues for the year ended August 31, 2010 were $1,582,276 compared to $3,536,487 for the year ended August 31, 2009, a decrease of $1,954,211, or approximately 55%.  The overall decrease in revenues in fiscal year 2010 was due primarily to fewer sales of hyperthermia systems.  We sold five hyperthermia systems in fiscal year 2010 compared to twelve hyperthermia systems in fiscal year 2009.  In addition, we did not sell any higher priced BSD-2000/3D/MR or BSD-2000/3D systems to related parties in fiscal year 2010.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $1,324,549, or 44% of total sales, for fiscal year 2011, $81,266, or 5% of total sales, for fiscal year 2010, and $1,614,269, or 46%, for fiscal year 2009.  The decrease in gross margin and gross margin percentage in fiscal year 2010 resulted primarily from the decrease in product sales, for which our gross margin is higher than our other sources of revenue.  In addition, as sales volume increases, we believe we will more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2011 and 2010

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2011 was $1,712,926 compared to $1,501,010 for fiscal 2010, an increase of $211,916, or approximately 14%.  This increase resulted primarily from the sale of more hyperthermia systems in the current fiscal year compared to the last fiscal year, as further discussed above.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Our research and development expenses for the year ended August 31, 2011 have been partially offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program received in our first fiscal quarter ended November 30, 2010.  Research and development expenses were $1,483,659 for fiscal 2011 compared to $2,429,215, for fiscal 2010, a decrease of $945,556, or approximately 39%.  In addition to the offset of the QTDP grants, research and development expenses decreased in the current fiscal year primarily from the shift from product development activities to sales and marketing efforts for the MicroThermX® product line, and due to our operating expense reduction measures.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $5,189,561 for fiscal 2011 compared to $5,130,017 in fiscal 2010, an increase of $59,544, or approximately 1%.  We implemented headcount reductions and other operating expense reduction measures in the latter part of fiscal year 2010.  However, as we continue the roll out of the MicroThermX® product line and the support of its global distribution network, we have increased our marketing and sales staff, including three regional sales managers, an international sales manager, a director of marketing and a customer service manager, and incurred additional marketing, sales and related operating expenses.  As a result, we incurred an increase in our selling, general and administrative expenses for the year ended August 31, 2011.  We believe that the level of our selling, general and administrative expenses will continue to increase over the levels reported for the year ended August 31, 2011, and the increase may be significant.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2010 and 2009

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2010 was $1,501,010 compared to $1,922,218 for fiscal 2009, a decrease of $421,208, or approximately 22%.  This decrease resulted primarily from the sale of fewer hyperthermia systems in fiscal year 2010 compared to fiscal year 2009, as further discussed above.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses were $2,429,215 for fiscal 2010 compared to $2,043,268, for fiscal 2009, an increase of $385,947, or approximately 19%.  The increase in research and development expenses in fiscal year 2010 was due primarily to the continued development of our MicroThermX®, the filing of our 510(k) submission with the FDA for premarket clearance of the device and CE Marking for approval in EU countries.  We also continued our efforts to enhance our current hyperthermia products and to develop new products.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $5,130,017 for fiscal 2010 compared to $6,097,494 in fiscal 2009, a decrease of $967,477, or approximately 16%.  The decrease in selling, general and administrative expenses in fiscal year 2010 was due to the headcount reductions and other operating expense reduction measures implemented in May 2010.  In addition, our selling, general and administrative expenses for fiscal 2009 were higher due to severance payments made to our former president, higher non-cash stock option expense, and higher professional fees.

Other Income (Expense)

Interest and Investment Income:  Interest and investment income was $67,233, $11,042, and $584,523 for the years ended August 31, 2011, 2010 and 2009, respectively.  The increase in interest and investment income in fiscal year 2011 compared to fiscal year 2010 resulted from higher balances of cash and cash equivalents during fiscal year 2011 resulting from our stock offerings.  The decrease in interest and investment income in fiscal year 2010 compared to fiscal year 2009 resulted primarily from lower levels of investments compared to prior fiscal years.  The proceeds from the sale of our mutual funds in March and May 2009 were deposited in money market funds and savings accounts.  Subsequently, the interest and investment income earned was substantially less than previously earned on our mutual funds, but we believe we have significantly reduced the exposure to our funds of market fluctuations.

Realized Loss on Investments:  We sold 100% of our investments in mutual funds in March and May 2009.  The investments had a total cost basis of $16,652,543 and we received total proceeds of $10,150,957, resulting in a realized loss of $6,501,586.  We had no realized loss on investments in fiscal years 2011 or 2010.  As a result of the sale of investments, at August 31, 2011 and 2010, we had no investments, but cash and equivalents comprised primarily of money market funds.

Income Tax (Provision) Benefit

During the fiscal years ended August 31, 2011 and 2010, we recorded an immaterial income tax provision of $800 and income tax benefit of $6,571, respectively, primarily related to state income taxes.

The income tax benefit for the fiscal year ended August 31, 2009 represents an increase in our income tax receivable resulting from our ability to carry back our taxable loss in that year to offset income taxes previously paid, partially offset by a deferred tax provision.  As a result of the enactment of the American Recovery and Reinvestment Act of 2009 in February 2009, we are able to carry back our fiscal 2009 operating losses and realized losses on investments to the extent of the remaining taxable income for our fiscal year 2005.

The deferred income tax provision of $229,000 in the fiscal year ended August 31, 2009 resulted from our recording a valuation allowance against our deferred tax assets.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets, including our taxable loss and tax credit carry forwards, will be realized.  In reaching this determination, we evaluated factors such as prior earnings history, expected future earnings and our ability to carry back reversing items to offset income taxes paid.  As a result, we do not anticipate that we will record material income tax benefits from taxable losses and tax credits as a result of recording a 100% valuation allowance against the related deferred tax assets.

Liquidity and Capital Resources

Since inception through August 31, 2011, we have generated an accumulated deficit of $29,416,587 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock, the exercise of stock options and warrants, and from the sale of an investment in a spinoff operation.  As of August 31, 2011, we had cash and cash equivalents of $17,135,968, comprised primarily of money market funds and savings accounts.

As of August 31, 2011, we had current liabilities totaling $676,154, comprised of accounts payable, accrued liabilities and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $192,158.

Stock Offerings

On October 1, 2009, our universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  We have previously completed four offerings utilizing our universal shelf registration statement.  Each of these offerings was completed during calendar year 2010.

On each of February 11, 2010, May 3, 2010, August 19, 2010, and November 15, 2010, we entered into a placement agency agreement (collectively, the “Agency Agreements”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of shares of our common stock and warrants in registered direct public offerings.   These offerings are referred to herein as the “February Offering,” “May Offering,” August Offering” and “November Offering” (each, an “Offering” and collectively the “2010 Offerings”).  In connection with each of the Offerings, we and certain institutional investors also entered into securities purchase agreements (collectively, the “Purchase Agreements”) pursuant to which we agreed to sell shares of our common stock and warrants to purchase additional shares of our common stock to the investors.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock (0.50 shares in the case of the November Offering).  The warrants became exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The number of shares of our common stock and number of shares of our common stock issuable upon exercise of the warrants as well as the purchase price per fixed combination and the exercise price associated with each warrant which were sold the 2010 Offerings are shown below:

2010 Offerings	Shares of Common Stock	Warrants – Shares of Common Stock Issuable upon Exercise of the Warrants	Purchase Price per Fixed Combination	Warrant Exercise Price (Per Share)

February Offering	1,176,471	882,354	$1.70	$2.04
May Offering	1,644,737	1,233,553	$1.52	$1.94
August Offering	1,225,000	918,750	$2.25	$3.27
November Offering	1,750,000	875,000	$5.97	$7.73

The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in each of the Offerings.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that would be incurred by the Placement Agent in connection with each of the Offerings, which could not exceed in the case of each of the Offerings the lesser of (i) $75,000 ($30,000 in the case of the November Offering and in the case of the February Offering, $75,000 less a $25,000 cash advance for expenses), or (ii) 8% of the gross proceeds of the Offering, less the Placement Agent’s placement fee (and in the case of the February Offering, also less the $25,000 cash advance for expenses).  Each of the Agency Agreements contains customary representations, warranties and covenants by us.  They also provide for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered.  We also agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

The exercisability of the warrants sold in the 2010 Offerings may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

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

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of an Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We also agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the Purchase Agreements.

We closed the February Offering on February 17, 2010.  The aggregate gross proceeds to us from the February Offering, before deducting fees to the Placement Agent and other offering expenses payable by us, were approximately $2 million.  The net proceeds to us from the February Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $1.7 million.

We closed the May Offering on May 6, 2010.  The aggregate gross proceeds to us from the May Offering, before deducting fees to the Placement Agent and other offering expenses payable by us, were approximately $2.5 million.  The net proceeds to us from the May Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $2.3 million.

 We closed the August Offering on August 24, 2010.  The aggregate gross proceeds to us from the August Offering, before deducting fees to the Placement Agent and other offering expenses payable by us, were approximately $2.75 million.  The net proceeds to us from the August Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $2.5 million.

We closed the November Offering on November 18, 2010.  The aggregate gross proceeds to us from the November Offering, before deducting fees to the Placement Agent and other offering expenses payable by us, were approximately $10.45 million.  The net proceeds to us from the November Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $9.7 million.

Warrant Exercises

During our fiscal year ended August 31, 2011, investors exercised warrants to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.  As of November 14, 2011, we have issued 772,060 shares of our common stock as a result of the exercise of warrants issued in the February Offering, and 729,074 shares of our common stock as a result of the exercise of warrants issued in the May Offering.

Cash Flows from Operating, Investing and Financing Activities

During the year ended August 31, 2011, we used net cash of $4,157,225 in operating activities, primarily as a result of our net loss of $5,285,517, decreased by non-cash expenses totaling $1,362,205, including depreciation and amortization, stock-based compensation and stock issued for services.  Net cash used in operating activities also included increases in receivables of $414,223 and inventories of $167,960, partially offset by decreases in income tax receivable of $50,000 and other current assets of $13,902, and increases in accounts payable of $104,854, accrued liabilities of $108,084 and deferred revenue of $71,430.

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

Net cash used in investing activities, resulting from the purchase of property and equipment, was $214,554 and $122,521 for the years ended August 31, 2011 and 2010, respectively.

Net cash provided by financing activities for the year ended August 31, 2011 was $13,024,182, comprised of net proceeds from the sale of common stock of $9,702,656, proceeds from the exercise of warrants of $2,989,406 and proceeds from the exercise of stock options of $332,120.  Net cash provided by financing activities for the year ended August 31, 2010 was $6,493,723, comprised of net proceeds from the sale of common stock.

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

As of August 31, 2011, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of August 31, 2011.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was issued in June 2011.  This update eliminates the option to present the components of other comprehensive income in the statement of changes in equity and requires presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements.  The amendments in this update are to be applied retrospectively.  For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.  The Company has adopted the practice of presenting a single continuous statement of comprehensive loss.

ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, was issued in September 2011.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or our fiscal quarter ending May 31, 2012.  Early adoption is permitted.  Since we currently have no reported goodwill balances, we do not believe the adoption of this pronouncement will have a material impact on our financial statements.

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

•	our expectations regarding the manufacturing, marketing, distribution, roll out and revenues for the MicroThermX® and the estimated timing thereof;

•	our expectations that the disposable antenna to be used in conjunction with the MicroThermX® represents a significant ongoing revenue stream;

•	our belief that the increased number of clinical evaluations will result in sales of the MicroThermX®;

•	our expectations that additional international shipments of the MicroThermX® and supplies of disposable antennas will occur later in calendar year 2011;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase;

•	our belief that, as sales volume increases, we will more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents consist primarily of money market funds and savings accounts, which are investment grade securities.  These accounts bear variable interest rates that are adjusted to market conditions and changes in financial market conditions and in market rates will affect interest income earned on these funds.  We do not believe, however, that the interest income earned on our money market funds and savings accounts is material to the results of our operations.  Further, we do not believe that we are currently exposed to changes in financial market conditions that expose our money market funds and savings accounts to material changes in the market value of their principal.

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

The following table presents selected unaudited quarterly financial data for each of the four quarters in our fiscal years 2011 and 2010.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenues	$506,985	$444,439	$1,675,477	$410,574	$426,203	$600,074	$123,602	$432,397
Gross margin (loss)	147,256	38,502	1,034,039	104,752	48,836	71,464	(223,339)	184,305
Net loss	(947,301)	(1,553,965)	(817,540)	(1,966,711)	(1,946,573)	(1,920,145)	(2,387,577)	(1,202,653)

Loss per common share - diluted
	$(0.04)	$(0.05)	$(0.03)	$(0.07)	$(0.09)	$(0.09)	$(0.10)	$(0.05)

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

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of August 31, 2011.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of August 31, 2011.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management’s intent is to design this system to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP).

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

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of such date.  In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2011, management concluded that our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

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

1.4
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

3.3	By-Laws. Incorporated by reference to Exhibit 3.2 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.
3.4	Amendment to Bylaws. Incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed January 4, 2008.
4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.
4.2	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed February 11, 2010.
4.3	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.
4.4	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed August 19, 2010.
4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed November 15, 2010.
10.1*	BSD Medical Corporation Fourth Amended and Restated 1998 Director Stock Plan. Incorporated by reference to Exhibit A of the BSD Medical Corporation Schedule 14A, filed December 28, 2009.
10.2*	BSD Medical Corporation Third Amended and Restated 1998 Stock Incentive Plan. Incorporated by reference to Exhibit B of the BSD Medical Corporation Schedule 14B, filed December 28, 2009.
10.3*	BSD Medical Corporation Form of Employee Stock Option Grant. Incorporated by reference to Exhibit 10.7 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.
10.4*	BSD Medical Corporation Form of Director Stock Option Grant. Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.
10.5*
Employment Agreement dated November 2, 1988 between BSD Medical Corporation and Paul F. Turner.  Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Registration Statement on Form SB-2 filed January 27, 2004.

10.6*	Offer Letter, dated April 7, 2009, between BSD Medical Corporation and Harold R. Wolcott. Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 8, 2009.
10.7
Securities Purchase Agreement, dated as of February 11, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed February 11, 2010.

10.8
Securities Purchase Agreement, dated as of May 3, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.

10.9
Securities Purchase Agreement, dated as of August 19, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed August 19, 2010.

10.10
Securities Purchase Agreement, dated as of November 15, 2010, by and between BSD Medical Corporation and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed November 15, 2010.

10.11
Exclusive Distribution Agreement with Dr. Sennewald Medizintechnik GmbH dated May 13, 2009.  Incorporated by reference to Exhibit 10.11 to BSD Medical Corporation’s Annual Report on Form Form 10-K filed on November 6, 2009.

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

BSD MEDICAL CORPORATION

Date: November 14, 2011	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2011	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Date: November 14, 2011	By: /s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (principal financial and
accounting officer)

Date: November 14, 2011	By: /s/ Timothy C. McQuay
Timothy C. McQuay
Chairman of the Board of Directors

Date: November 14, 2011	/s/ Gerhard W. Sennewald
Dr. Gerhard W. Sennewald
Member of the Board of Director

Date: November 14, 2011	By: /s/ Steven G. Stewart
Steven G. Stewart
Member of the Board of Directors

Date: November 14, 2011	By: /s/ Michael Nobel
Dr. Michael Nobel
Member of the Board of Directors

Date: November 14, 2011	By: /s/ Douglas P. Boyd
Dr. Douglas P. Boyd
Member of the Board of Directors

Date: November 14, 2011	By: /s/ Damian E. Dupuy
Dr. Damian E. Dupuy
Member of the Board of Directors

BSD MEDICAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
   of BSD Medical Corporation

We have audited the internal control over financial reporting of BSD Medical Corporation (the Company) as of August 31, 2011, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of August 31, 2011 and 2010, and the related statements of comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2011, and our report dated November 14, 2011 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of BSD Medical Corporation

We have audited the accompanying balance sheets of BSD Medical Corporation as of August 31, 2011 and 2010, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BSD Medical Corporation’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2011 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 14, 2011

BSD MEDICAL CORPORATION
Balance Sheets
	August 31,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$17,135,968	$8,483,565
Accounts receivable, net of allowance for doubtful accounts of $20,000	397,264	307,530
Related party trade accounts receivable	408,323	83,834
Income tax receivable	-	50,000
Inventories, net	2,406,214	2,238,254
Other current assets	121,148	135,050
Total current assets	20,468,917	11,298,233

Property and equipment, net	1,445,897	1,352,731
Patents, net	25,092	51,205

	$21,939,906	$12,702,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$301,936	$197,082
Accrued liabilities	332,004	223,920
Deferred revenue – current portion	42,214	89,591
Total current liabilities	676,154	510,593

Deferred revenue – net of current portion	192,158	73,351

Total liabilities	868,312	583,944

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $.001 par value, 80,000,000 shares authorized, 29,686,154 and 26,178,679 shares issued, respectively	29,686	26,179
Additional paid-in capital	50,458,729	36,223,350
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(29,416,587)	(24,131,070)
Total stockholders’ equity	21,071,594	12,118,225

	$21,939,906	$12,702,169

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Comprehensive Loss

	Years Ended August 31,
	2011	2010	2009
Revenues:
Sales	$1,863,773	$1,273,017	$2,933,487
Sales to related parties	1,063,495	309,259	603,000
Equipment rental	110,207	-	-
Total revenues	3,037,475	1,582,276	3,536,487

Cost of revenues:
Cost of sales	1,074,030	1,182,328	1,553,197
Cost of related party sales	618,823	318,682	369,021
Cost of equipment rental	20,073	-	-
Total cost of revenues	1,712,926	1,501,010	1,922,218

Gross margin	1,324,549	81,266	1,614,269

Operating costs and expenses:
Research and development	1,483,659	2,429,215	2,043,268
Selling, general and administrative	5,189,561	5,130,017	6,097,494
Total operating costs and expenses	6,673,220	7,559,232	8,140,762

Loss from operations	(5,348,671)	(7,477,966)	(6,526,493)

Other income (expense):
Interest and investment income	67,233	11,042	584,523
Other income (expense)	(3,279)	3,405	(91,314)
Realized loss on investments	-	-	(6,501,586)
Total other income (expense)	63,954	14,447	(6,008,377)

Loss before income taxes	(5,284,717)	(7,463,519)	(12,534,870)

Income tax (provision) benefit	(800)	6,571	1,150,000

Net loss	(5,285,517)	(7,456,948)	(11,384,870)

Other comprehensive income – decrease in unrealized loss on investments, net of income tax	-	-	2,141,416

Net comprehensive loss	$(5,285,517)	$(7,456,948)	$(9,243,454)

Loss per common share:
Basic	$(0.18)	$(0.32)	$(0.52)
Diluted	$(0.18)	$(0.32)	$(0.52)

Weighted average number of shares outstanding:
Basic	28,838,000	23,257,000	21,887,000
Diluted	28,838,000	23,257,000	21,887,000

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Stockholders’ Equity
Years Ended August 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in	Treasury Stock		Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Total

Balance, September 1, 2008	21,388,958	$21,389	$27,565,373	24,331	$(234)	$(2,141,416)	$(5,289,252)	$20,155,860
Common stock issued for: Services	32,915	33	105,147	-	-	-	-	105,180
Cashless option exercises	617,428	618	(618)	-	-	-	-	-
Stock-based compensation	-	-	1,117,839	-	-	-	-	1,117,839
Income tax provision from exercise of stock options	-	-	(194,436)	-	-	-	-	(194,436)
Unrealized gain on investments net of income tax	-	-	-	-	-	2,141,416	-	2,141,416
Net loss	-	-	-	-	-	-	(11,384,870)	(11,384,870)
Balance, August 31, 2009	22,039,301	22,040	28,593,305	24,331	(234)	-	(16,674,122)	11,940,989
Common stock issued for:
Services	93,170	93	149,907	-	-	-	-	150,000
Cash, net of offering costs of $762,528	4,046,208	4,046	6,489,677	-	-	-	-	6,493,723
Stock-based compensation	-	-	990,461	-	-	-	-	990,461
Net loss	-	-	-	-	-	-	(7,456,948)	(7,456,948)
Balance, August 31, 2010	26,178,679	26,179	36,223,350	24,331	(234)	-	(24,131,070)	12,118,225
Common stock issued for:
Services	36,538	36	150,129	-	-	-	-	150,165
Cash, net of offering costs of $744,844	1,750,000	1,750	9,700,906	-	-	-	-	9,702,656
Exercise of warrants for cash	1,501,134	1,501	2,987,905	-	-	-	-	2,989,406
Exercise of options for cash	213,000	213	331,907	-	-	-	-	332,120
Cashless option exercises	6,803	7	(7)	-	-	-	-	-
Stock-based compensation	-	-	1,064,539	-	-	-	-	1,064,539
Net loss	-	-	-	-	-	-	(5,285,517)	(5,285,517)
Balance, August 31, 2011	29,686,154	$29,686	$50,458,729	24,331	$(234)	$-	$(29,416,587)	$21,071,594

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Cash Flows

	Years Ended August 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(5,285,517)	$(7,456,948)	$(11,384,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,501	148,602	134,759
Stock issued for services	150,165	150,000	105,180
Stock-based compensation	1,064,539	990,461	1,117,839
Realized loss on investments	-	-	6,501,586
Decrease (increase) in:
Receivables	(414,223)	(60,731)	846,589
Income tax receivable	50,000	1,365,758	(200,198)
Inventories	(167,960)	(443,778)	(369,323)
Other current assets	13,902	(40,514)	19,293
Increase (decrease) in:
Accounts payable	104,854	(29,823)	5,300
Accrued liabilities	108,084	(324,159)	(37,698)
Customer deposits	-	-	(427,677)
Deferred revenue	71,430	21,557	45,406

Net cash used in operating activities	(4,157,225)	(5,679,575)	(3,643,814)

Cash flows from investing activities:
Purchase of property and equipment	(214,554)	(122,521)	(36,478)
Sales of investments	-	-	10,150,957
Purchases of investments	-	-	(23,935)
Purchase of patents	-	-	(49,444)

Net cash (used in) provided by investing activities	(214,554)	(122,521)	10,041,100

Cash flows from financing activities:
Net proceeds from the sale of common stock	9,702,656	6,493,723	-
Proceeds from the exercise of warrants	2,989,406	-	-
Proceeds from the exercise of options	332,120	-	-

Net cash provided by financing activities	13,024,182	6,493,723	-

Net increase in cash and cash equivalents	8,652,403	691,627	6,397,286
Cash and cash equivalents, beginning of year	8,483,565	7,791,938	1,394,652

Cash and cash equivalents, end of year	$17,135,968	$8,483,565	$7,791,938

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Notes to Financial Statements

Note 1:  Organization and Significant Accounting Policies

Organization and Business – BSD Medical Corporation (the Company) was incorporated in the State of Delaware on July 3, 1986.  We develop, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused microwave and radiofrequency (RF) energy.  Our product lines include both hyperthermia and ablation treatment systems.  Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia) while increasing the effectiveness of other therapies such as radiation therapy.  Our microwave ablation system has been developed as a stand-alone therapy to ablate and destroy soft tissue.  We have developed extensive intellectual property, multiple products in the market and well established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals in the United States, Europe and China.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

Investments – Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  As of August 31, 2011 and 2010, we had no investments.  Investments are carried at fair value based on quoted market prices, with net unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity in our balance sheets.  Realized gains and losses are included in our statements of comprehensive loss.

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

Inventories – Parts and supplies inventories are stated at the lower of cost or market.  Cost is determined using the average cost method.  Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $100,000 at August 31, 2011 and 2010.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is determined using the straight-line method over the following estimated useful lives of the assets.

Equipment	2 – 5 years
Rental equipment	5 years
Furniture and fixtures	5 years
Building improvements	15 years
Building	40 years

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

Warranty Reserve – We provide limited warranties to our customers for products sold.  Estimated future warranty obligations are accrued each period.  As of August 31, 2011 and 2010, the accrued warranty reserve was $28,867 and $21,183, respectively.  During the fiscal years ended August 31, 2011, 2010, and 2009, total warranty expense was $34,303, $28,509 and $58,002, respectively.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Options and warrants to purchase 5,260,762, 5,236,043 and 2,379,087 shares of common stock at prices ranging from $1.20 to $7.95, $0.56 to $7.95, and $0.56 to $7.95 per share were outstanding at August 31, 2011, 2010 and 2009, respectively.

The shares used in the computation of the basic and diluted earnings per share are reconciled as follows:

	Years Ended August 31,
	2011	2010	2009

Weighted average number of shares outstanding – basic	28,838,000	23,257,000	21,887,000
Dilutive effect of stock options and warrants	-	-	-

Weighted average number of shares outstanding, assuming dilution	28,838,000	23,257,000	21,887,000

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

Revenue Recognition – We recognize revenue from the sale of medical systems, the sale of parts and accessories related to the systems, equipment rental, providing training, and service support contracts.  Total product sales, including related party product sales, were $2,581,275, $1,261,490 and $3,293,116 for the years ended August 31, 2011, 2010 and 2009, respectively.  Equipment rental income was $110,207 for the year ended August 31, 2011.  Total service and other revenues, including related party service and other revenues, were $345,993, $320,786 and $243,371 for the years ended August 31, 2011, 2010 and 2009, respectively.

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

Advertising and Promotion – Advertising and promotion costs, which are principally included in sales expenses, are expensed as incurred.  Advertising and promotion expense was $275,393, $61,294 and $86,287 for the years ended August 31, 2011, 2010 and 2009, respectively.

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

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and the net change in other comprehensive income (loss) resulting from net unrealized gains and losses on our investments, and is reported in the accompanying statements of comprehensive loss.

Reclassifications – Certain amounts in the prior years have been reclassified to conform with the current year presentation.

Note 2:  Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts are as follows:

	August 31,
	2011	2010

Accounts receivable:

Trade receivables – non-related party	$416,495	$313,419
Other receivables	769	13,683
Accrued interest receivable	-	428
Allowance for doubtful accounts	(20,000)	(20,000)

	$397,264	$307,530

Inventories:

Parts and supplies	$1,248,534	$1,164,697
Work-in-process	1,110,362	1,130,320
Finished goods	147,318	43,237
Reserve for obsolete inventories	(100,000)	(100,000)

	$2,406,214	$2,238,254

Accrued liabilities:

Warranty reserve	$28,867	$21,183
Training and installation reserve	9,341	4,907
Accrued taxes payable	34,685	22,282
Payroll and other	259,111	175,548

	$332,004	$223,920

Note 3:  Property and Equipment

Property and equipment consists of the following:

	August 31,
	2011	2010

Equipment	$1,314,814	$1,181,985
Rental equipment	58,940	-
Furniture and fixtures	298,576	298,576
Building improvements	47,005	24,220
Building	956,000	956,000
Land	244,000	244,000

	2,919,335	2,704,781

Less accumulated depreciation	(1,473,438)	(1,352,050)

	$1,445,897	$1,352,731

Depreciation expense for the years ended August 31, 2011, 2010 and 2009 totaled $121,388, $122,174 and $125,618, respectively.

Note 4:  Patents

We have certain patents recorded net of accumulated amortization.  The patents are being amortized on a straight-line basis over their remaining legal life, up to a period of 17 years. Amortization expense was $26,113, $26,428 and $9,141 for the years ended August 31, 2011, 2010, and 2009, respectively.  Amortization expense relating to the patents for the next five years is expected to be as follows:

Year ending August 31,
2012	$21,060
2013	993
2014	588
2015	588
2016	588

$23,817

Note 5:  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of August 31, 2011 and 2010, there were no shares of preferred stock outstanding.

In February 2011, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of authorized $.001 par value common stock from 40,000,000 to 80,000,000.

Stock Offerings

On October 1, 2009, our universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  We have previously completed four offerings utilizing our universal shelf registration statement.  Each of these offerings was completed during calendar year 2010.

On each of February 11, 2010, May 3, 2010, August 19, 2010, and November 15, 2010, we entered into a placement agency agreement (collectively, the “Agency Agreements”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of shares of our common stock and warrants in registered direct public offerings.   These offerings are referred to herein as the “February Offering,” “May Offering,” August Offering” and “November Offering” (each, an “Offering” and collectively the “2010 Offerings”).  In connection with each of the Offerings, we and certain institutional investors also entered into securities purchase agreements (collectively, the “Purchase Agreements”) pursuant to which we agreed to sell shares of our common stock and warrants to purchase additional shares of our common stock to the investors.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock (0.50 shares in the case of the November Offering).  The warrants became exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The number of shares of our common stock and number of shares of our common stock issuable upon exercise of the warrants as well as the purchase price per fixed combination and the exercise price associated with each warrant which were sold the 2010 Offerings are shown below:

2010 Offerings	Shares of Common Stock	Warrants – Shares of Common Stock Issuable upon Exercise of the Warrants	Purchase Price per Fixed Combination	Warrant Exercise Price (Per Share)

February Offering	1,176,471	882,354	$1.70	$2.04
May Offering	1,644,737	1,233,553	$1.52	$1.94
August Offering	1,225,000	918,750	$2.25	$3.27
November Offering	1,750,000	875,000	$5.97	$7.73

The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities we would sell in each of the Offerings.  We would also reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses that would be incurred by the Placement Agent in connection with each of the Offerings, which could not exceed in the case of each of the Offerings the lesser of (i) $75,000 ($30,000 in the case of November Offering and in the case of the February Offering, $75,000 less a $25,000 cash advance for expenses), or (ii) 8% of the gross proceeds of the Offering, less the Placement Agent’s placement fee (and in the case of the February Offering, also less the $25,000 cash advance for expenses).  Each of the Agency Agreements contains customary representations, warranties and covenants by us.  They also provide for customary indemnification by us and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities being offered.  We also agreed to indemnify the Placement Agent against liabilities under the Securities Act of 1933, as amended.  We also agreed to contribute to payments the Placement Agent may be required to make in respect of such liabilities.

The exercisability of the warrants sold in the 2010 Offerings may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

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

We agreed with each of the purchasers if we issue securities within the 12 months following the closing of an Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We also agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the Purchase Agreements.

We closed the February Offering on February 17, 2010.  The aggregate gross proceeds to us from the February Offering, before deducting fees to the Placement Agent and other offering expenses payable by us, were approximately $2 million.  The net proceeds to us from the February Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $1.7 million.

We closed the May Offering on May 6, 2010.  The aggregate gross proceeds to us from the May Offering, before deducting fees to the Placement Agent and other offering expenses payable by us, were approximately $2.5 million.  The net proceeds to us from the May Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $2.3 million.

 We closed the August Offering on August 24, 2010.  The aggregate gross proceeds to us from the August Offering, before deducting fees to the Placement Agent and other offering expenses payable by us, were approximately $2.75 million.  The net proceeds to us from the August Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $2.5 million.

We closed the November Offering on November 18, 2010.  The aggregate gross proceeds to us from the November Offering, before deducting fees to the Placement Agent and other offering expenses payable by us, were approximately $10.45 million.  The net proceeds to us from the November Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $9.7 million.

Warrant Exercises

During our fiscal year ended August 31, 2011, investors exercised warrants to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.  As of November 14, 2011, we have issued 772,060 shares of our common stock as a result of the exercise of warrants issued in the February Offering, and 729,074 shares of our common stock as a result of the exercise of warrants issued in the May Offering.

A summary of the outstanding warrants issued in the stock offerings as of August 31, 2011 and changes during the year then ended is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2010	3,034,657	$2.37
Granted	875,000	7.73
Exercised	(1,501,134)	1.99
Forfeited or expired	-	-

Outstanding and exercisable at August 31, 2011 (all exercisable)	2,408,523	$4.56	4.48

Note 6:  Deferred Revenue

We have entered into certain service contracts for which we have received payment in advance.  We are recognizing these service revenues over the life of the service agreements.

As of August 31, 2011 and 2010, we had deferred revenue of $234,372 and $162,942, respectively.

Note 7:  Major Customers and Foreign Sales

We had the following customer revenue concentrations:

	Years Ended August 31,
	2011	2010	2009

Customer A	35.01%	19.55%	17.05%
Customer B	*	22.75%	16.40%
Customer C	*	*	13.73%
Customer D	*	*	10.18%
Customer E	*	19.15%	*
Customer F	*	15.86%	*
Customer G	*	12.04%	*
Customer H	10.01%	*	*
Customer I	10.01%	*	*

*Sales to customers were less than 10%.

Export sales were $1,135,372, $678,893 and $1,668,547 in fiscal years 2011, 2010 and 2009, respectively.

During fiscal year 2011, export sales to Germany were approximately 35% of total sales.  During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.  During fiscal year 2009, export sales to China, Switzerland and Poland were approximately 16%, 13% and 14% of total sales, respectively.

Note 8:  Related Party Transactions

During the years ended August 31, 2011, 2010, and 2009, we had sales of $1,063,495, $309,259 and $603,000, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent 35%, 20% and 17% of total sales for each respective year.

At August 31, 2011 and 2010, receivables include $408,323 and $83,834, respectively, from these related parties.

Note 9:  Income Taxes

The components of the income tax (provision) benefit are as follows:

	Years Ended August 31,
	2011	2010	2009

Current:
Federal	$-	$-	$1,346,000
State	(800)	6,571	33,000

	(800)	6,571	1,379,000

Deferred:
Federal	-	-	(229,000)

	$(800)	$6,571	$1,150,000

The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:

	Years Ended August 31,
	2011	2010	2009

Income tax benefit at federal statutory rate	$1,797,000	$2,538,000	$4,262,000
Stock-based compensation	(249,000)	(205,000)	(252,000)
State income taxes, net of federal benefit	174,000	246,000	447,000
Research and development credit	102,000	209,000	309,000
Valuation allowance	(1,688,000)	(3,127,000)	(3,809,000)
Other	(136,800)	345,571	193,000

	$(800)	$6,571	$1,150,000

Deferred tax assets (liabilities) are comprised of the following:

	August 31,
	2011	2010
Current Asset:
Accruals and reserves	$21,000	$54,000
Deferred revenue	87,000	60,000
Inventories	85,000	90,000
Research and development and other tax credits	1,651,000	1,676,000
Net operating loss carryforwards	5,903,000	5,165,000
Valuation allowance	(7,747,000)	(7,045,000)

	$-	$-
Long-Term Asset:
Deferred compensation	$505,000	$426,000
Long-Term Liability:
Depreciation and amortization	(9,000)	(16,000)
Valuation allowance	(496,000)	(410,000)

	$-	$-

The ultimate realization of the deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of August 31, 2011, we recorded a valuation allowance of $7,747,000 against current deferred tax assets and a valuation allowance of $496,000 against net long-term deferred tax assets.  The increase in the valuation allowance for the year ended August 31, 2011 relates primarily to our operating losses.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

At August 31, 2011, we had a net operating loss carryforward available to offset future taxable income of approximately $15,000,000, which will begin to expire in 2029.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended August 31, 2011, 2010 and 2009, we concluded the Company had no unrecognized tax benefit which would affect its effective tax rate if recognized.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of comprehensive loss in other income (expense).  As of August 31, 2011 and 2010, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  U.S. federal income tax returns from the year ended August 31, 2006 through the year ended August 31, 2011 are subject to examination.

Note 10:  Stock-Based Compensation

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

Stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows for the years ended August 31:

	2011	2010	2009

Cost of sales	$38,273	$40,617	$72,988
Research and development	185,406	174,026	186,690
Selling, general and administrative	840,860	775,818	858,161

Total	$1,064,539	$990,461	$1,117,839

During the year ended August 31, 2011, we granted 906,000 stock options to employees with exercise prices ranging from $3.53 to $4.81 per share and with one third vesting each year for the next three years.  The weighted average estimated grant-date fair value per share of these stock options was $2.20, and our assumptions used in the Black-Scholes valuation model to determine this estimated fair value are shown below:

Expected volatility	64.76%
Expected dividends	0%
Expected term	5.6 Years
Risk-free interest rate	2.07%

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

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.64 years is approximately $2,652,000 at August 31, 2011.

A summary of the time-based stock option awards as of August 31, 2011, and changes during the year then ended, is as follows:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at September 1, 2010	2,201,386	$3.19
Granted	906,000	4.59
Exercised	(221,547)	1.55		$725,230
Forfeited or expired	(33,600)	4.90

Outstanding at August 31, 2011	2,852,239	$3.74	6.83	$1,423,668

Exercisable at August 31, 2011	1,097,467	$3.66	5.57	$678,118

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.93 as of August 31, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

During the year ended August 31, 2011, employees and directors exercised options to purchase a total of 221,547 common shares, with net proceeds to the Company of $332,120.

Note 11:  Grant Awards

In November 2010, we were awarded two separate U.S. government grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program.  We submitted grant applications for our BSD-2000 Hyperthermia System and our MicroThermX® Microwave Ablation System, and both applications were approved for the maximum award for a single program of $244,479, or a total of $488,958.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.

Note 12:  Realized Loss on Investments

We liquidated 100% of our investments in mutual funds in March and May 2009 and recognized a loss on investments in our statements of comprehensive loss of $6,501,586 for the year ended August 31, 2009.  The cost basis of these investments was $16,652,543, determined on a specific identification basis.  Proceeds of $10,150,957 from these sales of investments were deposited in money market funds.

Note 13:  Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	Years Ended August 31,
	2011	2010	2009

Interest expense	$-	$-	$1,675

Income taxes	$800	$-	$17,132

During the year ended August 31, 2010 we had no non-cash financing and investing activities.  We had the following non-cash financing and investing activities for the years ended August 31, 2011 and 2009:

During the year ended August 31, 2011, we:

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

We have an exclusive worldwide license for a unique temperature probe.  The license has no determinable life.  We pay royalties based upon sales of this probe.  Accrued royalties were $700 and $1,225 as of August 31, 2011 and 2010, respectively.  Royalty expense amounted to $3,535, $3,360 and $6,180 for the years ended August 31, 2011, 2010 and 2009, respectively.

Note 15:  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was issued in June 2011.  This update eliminates the option to present the components of other comprehensive income in the statement of changes in equity and requires presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements.  The amendments in this update are to be applied retrospectively.  For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.  The Company has adopted the practice of presenting a single continuous statement of net comprehensive loss.

ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, was issued in September 2011.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or our fiscal quarter ending May 31, 2012.  Early adoption is permitted.  Since we currently have no reported goodwill balances, we do not believe the adoption of this pronouncement will have a material impact on our financial statements.

Note 16:  Subsequent Events

Employee Stock Options - Subsequent to August 31, 2011, we granted 50,000 stock options to employees with an exercise price of $2.58 per share and with one third vesting each year for the next three years.