Form 10-Q
period 2011-11-30
BSD MEDICAL CORP
filed 2012-01-09
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

As of January 6, 2012, there were 29,661,823 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2011

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	November 30, 2011	August 31, 2011
Current assets:
Cash and cash equivalents	$15,728,584	$17,135,968
Accounts receivable, net of allowance for doubtful accounts of $20,000	418,527	397,264
Related party trade accounts receivable	163,497	408,323
Inventories, net	2,463,269	2,406,214
Other current assets	97,824	121,148
Total current assets	18,871,701	20,468,917

Property and equipment, net	1,443,105	1,445,897
Patents, net	19,827	25,092

	$20,334,633	$21,939,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$171,412	$301,936
Accrued liabilities	265,934	332,004
Deferred revenue – current portion	79,319	42,214
Total current liabilities	516,665	676,154

Deferred revenue – net of current portion	144,724	192,158

Total liabilities	661,389	868,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 29,686,154 shares issued	29,686	29,686
Additional paid-in capital	50,747,784	50,458,729
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(31,103,992)	(29,416,587)
Total stockholders’ equity	19,673,244	21,071,594

	$20,334,633	$21,939,906

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended November 30,
	2011	2010
Revenues:
Sales	$317,488	$454,929
Sales to related parties	300,860	10,456
Equipment rental	40,650	41,600

Total revenues	658,998	506,985

Cost of Revenues:
Cost of sales	154,492	344,083
Cost of related party sales	213,439	9,247
Cost of equipment rental	2,947	6,399

Total cost of revenues	370,878	359,729

Gross margin	288,120	147,256

Operating costs and expenses:
Research and development	536,735	77,296
Selling, general and administrative	1,454,835	1,023,931

Total operating costs and expenses	1,991,570	1,101,227

Loss from operations	(1,703,450)	(953,971)

Other income (expense):
Interest income	18,059	7,585
Other income (expense)	(2,014)	(915)

Total other income (expense)	16,045	6,670

Loss before income taxes	(1,687,405)	(947,301)

Income tax benefit	-	-

Net loss and comprehensive loss	$(1,687,405)	$(947,301)

Net loss per common share:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

Weighted average number of shares outstanding:
Basic	29,686,000	26,881,000
Diluted	29,686,000	26,881,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,687,405)	$(947,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,059	40,873
Stock-based compensation	289,055	175,142
Loss on disposition of property and equipment	118	-
Decrease (increase) in:
Receivables	223,563	72,715
Income tax receivable	-	50,000
Inventories	(57,055)	(3,160)
Other current assets	23,324	64,642
Increase (decrease) in:
Accounts payable	(130,524)	(52,269)
Accrued liabilities	(66,070)	(30,409)
Customer deposits	-	150,000
Deferred revenue	(10,329)	(27,704)

Net cash used in operating activities	(1,378,264)	(507,471)

Cash flows from investing activities:
Purchase of property and equipment	(29,120)	(74,708)

Net cash used in investing activities	(29,120)	(74,708)

Cash flows from financing activities:
Net proceeds from the sale of common stock	-	9,704,614
Proceeds from the exercise of warrants	-	1,943,929
Proceeds from the exercise of stock options	-	64,320

Net cash provided by financing activities	-	11,712,863

Net increase (decrease) in cash and cash equivalents	(1,407,384)	11,130,684
Cash and cash equivalents, beginning of period	17,135,968	8,483,565

Cash and cash equivalents, end of period	$15,728,584	$19,614,249

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of November 30, 2011 and for the three months ended November 30, 2011 and 2010 is unaudited, and the condensed balance sheet as of August 31, 2011 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of November 30, 2011 and August 31, 2011 and the related unaudited condensed statements of operations and of cash flows for the three months ended November 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2011.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2011 and August 31, 2011 and our results of operations and our cash flows for the three months ended November 30, 2011 and 2010 have been included.  The results of operations for the three months ended November 30, 2011 may not be indicative of the results for our fiscal year ending August 31, 2012.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	November 30, 2011	August 31, 2011

Parts and supplies	$1,270,408	$1,248,534
Work-in-process	948,389	1,110,362
Finished goods	344,472	147,318
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,463,269	$2,406,214

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	November 30, 2011	August 31, 2011

Equipment	$1,312,869	$1,314,814
Rental equipment	58,940	58,940
Furniture and fixtures	298,576	298,576
Leasehold improvements	47,005	47,005
Building	956,000	956,000
Land	244,000	244,000

	2,917,390	2,919,335
Less accumulated depreciation	(1,474,285)	(1,473,438)

Property and equipment, net	$1,443,105	$1,445,897

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of November 30, 2011 and August 31, 2011, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

We have previously completed four stock offerings utilizing our universal shelf registration statement.  Each of these offerings was completed during calendar year 2010, and we received total net proceeds of approximately $16.2 million.

Warrants

During the three months ended November 30, 2010, investors exercised warrants issued in the stock offerings to purchase a total of 971,552 common shares, with net proceeds to the Company of approximately $1.9 million.

A summary of the outstanding warrants issued in the stock offerings as of November 30, 2011, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2011	2,408,523	$4.56
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable at November 30, 2011	2,408,523	$4.56	4.24

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows (rounded to thousands):

	Three Months Ended November 30,
	2011	2010

Weighted average number of shares outstanding – basic	29,686,000	26,881,000
Dilutive effect of stock options and warrants	-	-

Weighted average number of shares outstanding – diluted	29,686,000	26,881,000

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months ended November 30, 2011 and 2010 because the effect would be anti-dilutive.  As of November 30, 2011, we had outstanding options and warrants to purchase a total of 5,293,762 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6. Related Party Transactions

During the three months ended November 30, 2011 and 2010, we had sales of $300,860 and $10,456, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 46% and 2% of total sales for each respective three-month period.

As of November 30, 2011 and August 31, 2011, receivables included $163,497 and $408,323, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 in our 2011 Annual Report on Form 10-K.  As of November 30, 2011, we had approximately 2,977,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended November 30,
	2011	2010

Cost of sales	$16,023	$-
Research and development	58,021	21,865
Selling, general and administrative	215,011	153,277

Total	$289,055	$175,142

During the three months ended November 30, 2011, we granted employees 50,000 stock options at an exercise price of $2.58 per share and with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $1.50, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	70.11%
Expected dividends	0%
Expected term	7.3 years
Risk-free interest rate	1.24%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.56 years is approximately $2,405,000 as of November 30, 2011.

A summary of the time-based stock option awards as of November 30, 2011, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2011	2,852,239	$3.74
Granted	50,000	2.58
Exercised	-	-		$-
Forfeited or expired	(17,000)	3.84

Outstanding at November 30, 2011	2,885,239	$3.72	6.81	$626,704

Exercisable at November 30, 2011	1,203,800	$3.91	5.39	$323,303

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $2.25 as of November 30, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

Note 9.  Supplemental Cash Flow Information

We paid no amounts for interest expense and income taxes during the three months ended November 30, 2011 and 2010.

During the three months ended November 30, 2011, we had no non-cash financing and investing activities.

During the three months ended November 30, 2010, we had the following non-cash financing and investing activities:

•	Increased common stock and decreased additional paid-in capital by $7.

Note 10.  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, was issued in September 2011.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or our fiscal quarter ending May 31, 2012.  Early adoption is permitted.  Since we currently have no reported goodwill balances, we do not believe the adoption of this pronouncement will have a material impact on our financial statements.

Note 11.  Subsequent Events

Subsequent to November 30, 2011, the Board of Directors of the Company approved the grant of a total of 80,000 stock options to two employees, with an exercise price of $2.37 per share and with one third vesting each year for the next three years.

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

Overview

We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (RF) and microwave energy.  Our business objectives are to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product lines for cancer therapy have been created to offer hospitals and clinics a complete solution for thermal treatment of cancer using microwave/RF systems.

MicroThermX® Microwave Ablation System

Our MicroThermX® Microwave Ablation System (“MicroThermX®”) is a compact, mobile, state-of-the-art, proprietary system that includes a microwave generator, single-patient-use disposable antennas, and a thermistor-based temperature monitoring system.  The innovative design of the MicroThermX® is the first of its kind that allows delivery of higher power levels using a single generator.  The MicroThermX® utilizes innovative, patented, synchronous phased array microwave delivery technology that was developed by us.  This proprietary microwave technology provides larger and more uniform size of ablations during a single procedure.  The MicroThermX® introduces into our product line an innovative disposable antenna (“SynchroWave antenna”).  Up to three SynchroWave antennas are used in each ablation treatment, which will provide a significant ongoing revenue stream after the sale of the system.  The soft tissue ablation world market potential is estimated to exceed $2.3 billion.

In August 2010, the FDA granted us a 510(k) clearance to market the MicroThermX® for ablation of soft tissue.  Clearance from the FDA of the 510(k) Premarket Notification submission authorizes the commercial sale of the MicroThermX® in the United States.  We have also received CE Marking for the MicroThermX®, which allows us to market the MicroThermX® in the thirty countries that comprise the European Union (“EU”) and the European Free Trade Association (“EFTA”).  CE Marking is also recognized in many countries outside of the EU, providing us the ability to market the MicroThermX® to a number of international markets.  As further discussed below, we have established distribution in a number of EU countries and have accepted purchase orders for and have shipped both MicroThermX® systems and SynchroWave antennas.

In June 2011, we completed nationwide sales coverage for the MicroThermX® line of products through signing exclusive agreements with leading specialty distributors and hiring additional regional direct sales management.  This increased sales activity has resulted in a full schedule of clinical evaluations and an increase in the number of sites evaluating MicroThermX® equipment for purchase.  In addition, we have placed a select number of MicroThermX® systems with pivotal, high-profile, interventional oncology opinion leaders.  These medical facilities continue to reorder disposable SynchroWave antennas, validating the ongoing revenue stream we anticipate.  Existing users of the MicroThermX® continue to report positive clinical results in the treatment of cancerous tumors.

We recently announced that the Company is approaching 100 patients successfully treated with the MicroThermX® at hospitals throughout the U.S. and Europe.  Clinicians have used the MicroThermX® to treat patients with cancers of the liver, lung, bone, and kidneys.  These evaluations represent an important milestone in the MicroThermX® sales cycle.  However, with hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX® may extend to well over six months.  Political and economic uncertainty in the industry due to recent government healthcare reform is also slowing hospital acquisition of capital equipment at all levels.  This makes it difficult to predict when significant revenues from the sale of the MicroThermX® and related disposables will begin.

To bolster our MicroThermX® sales line and potentially accelerate and maximize revenues, we have recently added a MicroThermX® fee-per-use equipment rental program.  We have experienced ongoing success with a MicroThermX® fee-per-use equipment rental program in the Salt Lake City, Utah area.  The Company launched a program with 5 hospitals in Salt Lake City that allowed hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use equipment rental for the treatment of patients using the MicroThermX®, dramatically shortening the sales cycle.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees, and we believe it will produce the same successful results throughout the U.S.

With our United States sales and distribution network in place for our MicroThermX® family of products, we are shifting our emphasis on Europe and other international markets.  We recently hired a Director of International Sales, have met with several international distribution firms and have entered into exclusive distribution agreements with specialty distribution firms in Italy, Ireland and Northern Ireland, and The Netherlands.  These three firms have purchased MicroThermX® systems and SynchroWave antennas.  We have provided these distributor sales teams with extensive hands-on training to ensure success in clinical use of the MicroThermX® system.  We continue to build our European sales and distribution network to expand upon a dedicated team of medically trained sales representatives presenting the advantages of the MicroThermX® to interventional oncologists throughout key markets in Europe.  We anticipate reaching agreements with additional international distribution firms, and we anticipate additional international shipments of the MicroThermX® and supplies of SynchroWave antennas in calendar year 2012.

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

We have received FDA approval through FDA supplements for implementation of a new operating system and a new power generation system and other commercial upgrades for the BSD-500 configurations. We have also certified the BSD-500 system for the CE Mark, which is required for export into some European and non-European countries.

BSD-2000.  The BSD-2000 Hyperthermia System, or the BSD-2000, family of products includes the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR.  These systems non-invasively deliver localized therapeutic heating (hyperthermia) to solid tumors by applying radiofrequency (RF) energy to certain cancerous tumors, including those located deep within the body.  These systems consist of four major subsystems:  an RF power generator delivery subsystem; a proprietary, thermistor-based, thermometry subsystem; a computerized monitoring and control subsystem; and an applicator subsystem that includes an applicator and patient support system; as well as various accessories.  The BSD-2000 delivers energy to a patient using a power source and an array of multiple antennae that surround the patient’s body.  The BSD-2000 systems create a central focusing of energy that can be adjusted to target the shape, size, and location of the tumor, thus providing dynamic control of the heating delivered to the tumor region.  The basic BSD-2000 has eight microwave antennae, enabling electronic steering of energy within the patient’s body.  The BSD-2000/3D has 24 microwave antennae enabling additional electronic steering along the long axis of the body.  The 3D steering is particularly useful when used with a magnetic resonance system that provides non-invasive 3D imaging of the heated regions, thus permitting the clinician to view the heating pattern in the tumor and steer the energy to the tumor site.

We have received CE Marking for the BSD-2000 family of products, which allows us to market the BSD-2000 systems in the thirty countries that comprise the EU and the EFTA.  CE Marking is also recognized in many countries outside of the EU, providing us the ability to market the BSD-2000 family of products to a number of international markets.  We have also obtained regulatory approval for the sale of the BSD-2000 in the People’s Republic of China.

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

On November 21, 2011, we announced that the Company had obtained HDE marketing approval for the BSD-2000 from the FDA.  The BSD-2000 is approved for use in conjunction with radiation therapy for the treatment of cervical cancer patients who normally would be treated with combined chemotherapy and radiation but are ineligible for chemotherapy due to patient related factors.  The HDE approval authorizes the commercial sale of the BSD-2000.  An HDE approval is obtained after a company has demonstrated the product’s safety and probable benefit for the treatment of a disease affecting fewer than 4,000 people in the United States every year.  In addition, we cannot charge an amount for an HDE approved device that exceeds the costs of research and development, fabrication, and distribution.  A device can have both PMA and an HDE approval as long as the approvals are for different indications for use.  In addition, a product can have multiple HDE approvals for different applications, and we may decide to pursue a PMA and/or additional HDE approvals for the BSD-2000 in the future.

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

We have obtained the CE Marking necessary to export the BSD-2000/3D to certain European countries and other countries requiring CE Mark certification.

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

We have obtained the CE Marking necessary to export the BSD-2000/3D to certain European countries and other countries requiring CE Mark certification, provided we interface the system with an MRI system that also is approved in Europe.

Marketing and Distribution of Hyperthermia Systems.  To support our direct sales and marketing efforts for our hyperthermia systems and products in the United States, we currently utilize independent sales representatives supported by senior management of the Company.

Historically, a significant portion of our revenues have been derived from sales to Dr. Sennewald Medizintechnik GmbH ("Medizintechnik”) located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria, Switzerland, Israel, Russia, and in certain medical institutions in Belgium and the Netherlands.  This company is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in other countries in Europe, India, and Asia.

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

We recently announced that the Company has signed an exclusive agreement with CyberKnife Korea (“CKK”) for the sale and distribution of our hyperthermia products in South Korea.  CKK is a premier distributor of sophisticated medical devices in South Korea and represents a number of major medical device companies.  CKK is a leading distributor of oncology products in South Korea and has established strong relationships with radiation oncologists throughout the country.  As part of the agreement, CKK is required to purchase a minimum number of hyperthermia systems from us each year. We will initially focus on the regulatory approval for and distribution of the BSD-500 in South Korea and then expand distribution to include the BSD-2000.

Backlog

As of January 6, 2012, the Company had no systems sales backlog.

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

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, equipment rental, training, service support contracts and other miscellaneous revenues.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through November 30, 2011, we had minimal revenues from our MicroThermX® family of products.  As previously discussed, to bolster our MicroThermX® sales line and potentially accelerate and maximize revenues, we have recently added a MicroThermX® fee-per-use equipment rental program.  We have experienced ongoing success with a MicroThermX® fee-per-use equipment rental program in the Salt Lake City, Utah area.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees, and we believe it can produce the same successful results throughout the U.S.

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

We also believe the continuing worldwide economic downturn has made it difficult for many of our customers to obtain approval for the purchase of our hyperthermia and microwave ablation systems and to arrange related financing.

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

We had no sales of MicroThermX systems during the three months ended November 30, 2011 and 2010.  The following table summarizes the number of our hyperthermia systems sold during the three months ended November 30, 2011 and 2010:

	Three Months Ended November 30,
	2011	2010

Hyperthermia Systems:
BSD-500	1	2
BSD-2000	1	-
BSD-2000/3D	-	-
BSD-2000/3D/MR	-	-

Total	2	2

We have historically derived a significant portion of our revenues from sales to related parties.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Medizintechnik.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $300,860, or approximately 46%, of our total revenue in the three months ended November 30, 2011 from sales to related parties, compared to $10,456, or approximately 2%, in the three months ended November 30, 2010.  We had no sales of hyperthermia systems to related parties in the three months ended November 30, 2010.

The following tables summarize the sources of our revenues for the three months ended November 30, 2011 and 2010:

	Three Months Ended November 30,
	2011	2010

Non-Related Parties

Product sales	$225,000	$415,440
Consumable devices	42,355	-
Service contracts	43,747	35,038
Other	6,386	4,451

Total	$317,488	$454,929

	Three Months Ended November 30,
	2011	2010

Related Parties

Product sales	$294,850	$900
Consumable devices	-	7,650
Other	6,010	1,906

Total	$300,860	$10,456

During the three months ended November 30, 2011 and 2010, we had equipment rental revenues of $40,650 and $41,600, respectively.  During the quarter ended November 30, 2011, a substantial portion of the equipment rental revenues was comprised of fee-per-use rental revenues from our MicroThermX®.  During the quarter ended November 30, 2010, equipment rental revenues were comprised entirely of equipment rental revenues from an operating lease of a BSD-500 to one customer.

Total revenues for the three months ended November 30, 2011 were $658,998 compared to $506,985 for the three months ended November 30, 2010, an increase of $152,013, or approximately 30%.  The overall increase in revenues in the first three months of the current fiscal year is due primarily to the mix of hyperthermia systems sold and the increase in sales of consumable devices to non-related parties resulting from the sales of disposable SynchroWave antennas.

Cost of Revenues

Cost of sales includes raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik and Dr. Sennewald.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.

Cost of equipment rental includes installation, training, maintenance and support costs and depreciation of rental equipment.

Total cost of revenues for the three months ended November 30, 2011 was $370,878 compared to $359,729 for the three months ended November 30, 2010, an increase of $11,149, or approximately 3%.  This increase resulted primarily from higher sales of consumable devices and the mix of hyperthermia systems sold during the first three months of the current fiscal year.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $288,120, or approximately 44% of total revenues, for the three months ended November 30, 2011 and $147,256, or approximately 29%, for the three months ended November 30, 2010.  The increase in gross margin and gross margin percentage in the first three months of the current fiscal year resulted primarily from the increase in MicroThermX® equipment rental revenues and increased sales of disposable SynchroWave antennas and from a more favorable mix of hyperthermia systems sold.  In addition, as sales volume increases, we believe we will more fully absorb certain fixed overhead costs that are allocated to cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended November 30, 2011 were $536,735 compared to $77,296 for the three months ended November 30, 2010.  Our research and development expenses for the three months ended November 30, 2010 have been offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program.  Research and development expenses were $77,296 for the three months ended November 30, 2010 compared to $543,427 for the three months ended November 30, 2009.  Prior to the offset of the QTDP grants, the research and development expenses in the three months ended November 30, 2010 were comparable to those incurred in the three months ended November 30, 2011.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,454,835 for the three months ended November 30, 2011 compared to $1,023,931 for the three months ended November 30, 2010, an increase of $430,904, or approximately 42%.  We implemented headcount reductions and other operating expense reduction measures in fiscal year 2010.  However, as we continue the roll out of the MicroThermX® product line and the support of its global distribution network, we have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  We believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported for our fiscal year ended August 31, 2011, and the increase may be significant.

Other Income (Expense)

During the three months ended November 30, 2011 and 2010, other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through November 30, 2011, we have generated an accumulated deficit of $31,103,992 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock, the exercise of stock options and warrants, and from the sale of an investment in a spinoff operation.  As of November 30, 2011, we had cash and cash equivalents of $15,728,584, comprised primarily of money market funds and savings accounts.

As of November 30, 2011, we had current liabilities totaling $516,665, comprised of accounts payable, accrued liabilities and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $144,724.

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

We have previously completed four stock offerings utilizing our universal shelf registration statement.  Each of these offerings was completed during calendar year 2010, and we received total net proceeds of approximately $16.2 million.

Warrant Exercises

During the three months ended November 30, 2010, investors exercised warrants issued in the stock offerings to purchase a total of 971,552 common shares, with net proceeds to the Company of approximately $1.9 million.

Cash Flows from Operating, Investing and Financing Activities

During the three months ended November 30, 2011, we used net cash of $1,378,264 in operating activities, primarily as a result of our net loss of $1,687,405 decreased by non cash expenses of $326,232, including depreciation and amortization, stock-based compensation and loss on disposition of property and equipment.  Net cash used in operating activities also included increases in inventories of $57,055 and decreases in accounts payable of $130,524, accrued liabilities of $66,070 and deferred revenue of $10,329, partially offset by decreases in receivables of $223,563 and other current assets of $23,324.

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

Net cash used in investing activities for the three months ended November 30, 2011 and 2010 was $29,120 and $74,708, resulting from the purchase of property and equipment.

We had no net cash provided by financing activities during the three months ended November 30, 2011.  Net cash provided by financing activities for the three months ended November 30, 2010 was $11,712,863, comprised of net proceeds from the sale of common stock of $9,704,614, proceeds from the exercise of warrants of $1,943,929 and proceeds from the exercise of stock options of $64,320.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

As of November 30, 2011, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of November 30, 2011.

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

Revenue from equipment rental under an operating lease and from pay-per-use equipment rental is recognized when billed in accordance with the underlying agreements.

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

•	our expectations regarding the manufacturing, marketing, distribution, roll out and revenues for the MicroThermX® and the estimated timing thereof;

•	our expectations that the SynchroWave antennas to be used in conjunction with the MicroThermX® will represent a significant ongoing revenue stream

•	our expectations that additional international shipments of the MicroThermX® and supplies of SynchroWave antennas will occur later in calendar year 2012;

•	our intentions to continue to devote substantial sums to research and development;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase;

•	our belief that, as sales volume increases, we will more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011 and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to our market risk as described in our annual report on Form 10-K for the year ended August 31, 2011.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.               Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 6.                 Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSD MEDICAL CORPORATION

Date: January 9, 2012	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: January 9, 2012	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)