Form 10-Q
period 2012-02-29
BSD MEDICAL CORP
filed 2012-04-09
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

As of April 9, 2012, there were 29,661,823 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 29, 2012

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	February 29, 2012	August 31, 2011
Current assets:
Cash and cash equivalents	$14,420,068	$17,135,968
Accounts receivable, net of allowance for doubtful accounts of $20,000	98,197	397,264
Related party trade accounts receivable	164,044	408,323
Inventories, net	2,482,853	2,406,214
Other current assets	124,468	121,148
Total current assets	17,289,630	20,468,917

Property and equipment, net	1,466,487	1,445,897
Patents, net	14,562	25,092

	$18,770,679	$21,939,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$251,406	$301,936
Accrued liabilities	405,466	332,004
Deferred revenue – current portion	94,827	42,214
Total current liabilities	751,699	676,154

Deferred revenue – net of current portion	156,879	192,158

Total liabilities	908,578	868,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 29,686,154 shares issued	29,686	29,686
Additional paid-in capital	51,039,239	50,458,729
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(33,206,590)	(29,416,587)
Total stockholders’ equity	17,862,101	21,071,594

	$18,770,679	$21,939,906

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revenues:
Sales	$236,437	$404,243	$553,925	$859,172
Sales to related parties	546	30,296	301,406	40,752
Equipment rental	34,900	9,900	75,550	51,500

Total revenues	271,883	444,439	930,881	951,424

Cost of Revenues:
Cost of sales	343,922	374,585	498,414	718,668
Cost of related party sales	744	28,248	214,183	37,495
Cost of equipment rental	2,947	3,104	5,894	9,503

Total cost of revenues	347,613	405,937	718,491	765,666

Gross margin (loss)	(75,730)	38,502	212,390	185,758

Operating costs and expenses:
Research and development	582,611	432,820	1,119,346	510,116
Selling, general and administrative	1,457,662	1,176,467	2,912,497	2,200,398

Total operating costs and expenses	2,040,273	1,609,287	4,031,843	2,710,514

Loss from operations	(2,116,003)	(1,570,785)	(3,819,453)	(2,524,756)

Other income (expense):
Interest income	15,970	18,038	34,029	25,623
Other income (expense)	(2,565)	(1,218)	(4,579)	(2,133)

Total other income	13,405	16,820	29,450	23,490

Loss before income taxes	(2,102,598)	(1,553,965)	(3,790,003)	(2,501,266)

Income tax benefit	-	-	-	-

Net loss and comprehensive loss	$(2,102,598)	$(1,553,965)	$(3,790,003)	$(2,501,266)

Net loss per common share:
Basic	$(0.07)	$(0.05)	$(0.13)	$(0.09)
Diluted	$(0.07)	$(0.05)	$(0.13)	$(0.09)

Weighted average number of shares outstanding:
Basic	29,686,000	29,289,000	29,686,000	28,014,000
Diluted	29,686,000	29,289,000	29,686,000	28,014,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net loss	$(3,790,003)	$(2,501,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,440	75,096
Stock-based compensation	580,510	396,326
Loss on disposition of property and equipment	118	-
Decrease (increase) in:
Receivables	543,346	134,835
Income tax receivable	-	50,000
Inventories	(76,639)	(10,224)
Other current assets	(3,320)	22,508
Increase (decrease) in:
Accounts payable	(50,530)	34,260
Accrued liabilities	73,462	32,819
Customer deposits	-	292,480
Deferred revenue	17,334	(37,033)

Net cash used in operating activities	(2,631,282)	(1,510,199)

Cash flows from investing activities:
Purchase of property and equipment	(84,618)	(126,995)

Cash flows from financing activities:
Net proceeds from the sale of common stock	-	9,702,656
Proceeds from the exercise of warrants	-	2,989,407
Proceeds from the exercise of stock options	-	256,120

Net cash provided by financing activities	-	12,948,183

Net increase (decrease) in cash and cash equivalents	(2,715,900)	11,310,989
Cash and cash equivalents, beginning of the period	17,135,968	8,483,565

Cash and cash equivalents, end of the period	$14,420,068	$19,794,554

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.               Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of February 29, 2012 and for the three months and six months ended February 29, 2012 and February 28, 2011 is unaudited, and the condensed balance sheet as of August 31, 2011 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of February 29, 2012 and August 31, 2011, the related unaudited condensed  statements of operations and comprehensive loss for the three months and six months ended February 29, 2012 and February 28, 2011, and the related unaudited condensed statements of cash flows for the six months ended February 29, 2012 and February 28, 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2011.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of February 29, 2012 and August 31, 2011 and our results of operations for the three months and six months ended February 29, 2012 and February 28, 2011, and our cash flows for the six months ended February 29, 2012 and February 28, 2011 have been included.  The results of operations for the three months and six months ended February 29, 2012 may not be indicative of the results for our fiscal year ending August 31, 2012.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.               Inventories

Inventories consisted of the following:

	February 29, 2012	August 31, 2011

Parts and supplies	$1,238,277	$1,248,534
Work-in-process	1,040,897	1,110,362
Finished goods	303,679	147,318
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,482,853	$2,406,214

Note 3.              Property and Equipment

Property and equipment consisted of the following:

	February 29, 2012	August 31, 2011

Equipment	$1,360,636	$1,314,814
Rental equipment	58,940	58,940
Furniture and fixtures	298,576	298,576
Leasehold improvements	54,736	47,005
Building	956,000	956,000
Land	244,000	244,000

	2,972,888	2,919,335
Less accumulated depreciation	(1,506,401)	(1,473,438)

Property and equipment, net	$1,466,487	$1,445,897

Note 4.               Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of February 29, 2012 and August 31, 2011, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

Warrants

During the six months ended February 28, 2011, investors exercised warrants issued in the stock offerings to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

A summary of the outstanding warrants issued in the stock offerings as of February 29, 2012, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2011	2,408,523	$4.56
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable at February 29, 2012	2,408,523	$4.56	3.99

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows (rounded to thousands):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Weighted average number of shares outstanding – basic	29,686,000	29,289,000	29,686,000	28,014,000
Dilutive effect of stock options and warrants	-	-	-	-

Weighted average number of shares outstanding – diluted	29,686,000	29,289,000	29,686,000	28,014,000

No common shares issuable upon exercise of stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and six months ended February 29, 2012 and February 28, 2011 because the effect would be anti-dilutive.  As of February 29, 2012, we had outstanding options and warrants to purchase a total of 5,358,762 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.              Related Party Transactions

During the three months ended February 29, 2012 and February 28, 2011, we had sales of $546 and $30,296, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 0% and 7% of total sales for each respective three-month period.

During the six months ended February 29, 2012 and February 28, 2011, we had sales of $301,406 and $40,752, respectively, to these related parties, representing approximately 32% and 4% of total sales for each respective six-month period.

As of February 29, 2012 and August 31, 2011, receivables included $164,044 and $408,323, respectively, from these related parties.

Note 7.               Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 in our 2011 Annual Report on Form 10-K.  As of February 29, 2012, we had approximately 2,425,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Cost of sales	$16,023	$4,620	$32,046	$4,620
Research and development	51,748	34,398	109,769	56,263
Selling, general and administrative	223,684	182,166	438,695	335,443

Total	$291,455	$221,184	$580,510	$396,326

During the six months ended February 29, 2012, we granted employees 130,000 stock options at exercise prices ranging from $2.37 to $2.58 per share and with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $1.43, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	70.10%
Expected dividends	0%
Expected term	7.30 years
Risk-free interest rate	1.31%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.42 years is approximately $2,197,000 as of February 29, 2012.

A summary of the time-based stock option awards as of February 29, 2012, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2011	2,852,239	$3.74
Granted	130,000	2.45
Exercised	-	-		$-
Forfeited or expired	(32,000)	3.72

Outstanding at February 29, 2012	2,950,239	$3.69	6.64	$565,379

Exercisable at February 29, 2012	1,508,800	$4.00	5.89	$309,586

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $2.19 as of February 29, 2012, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

We recorded the $488,958 proceeds from the QTDP grants as an offset to research and development expenses in the three months ended November 30, 2010.

Note 9.  Supplemental Cash Flow Information

We paid no amounts for interest expense and income taxes during the six months ended February 29, 2012 and February 28, 2011.

During the six months ended February 29, 2012, we had no non-cash financing and investing activities.

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

Note 11.            Subsequent Events

Subsequent to February 29, 2012, the Board of Directors of the Company approved the grant of a total of 205,000 stock options to employees, with an exercise price of $2.15 per share and with one third vesting each year for the next three years.

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

MicroThermX® Microwave Ablation System

Our MicroThermX® Microwave Ablation System (“MicroThermX®”) is a compact, mobile, state-of-the-art, proprietary system that includes a microwave generator, single-patient-use disposable antennas, and a thermistor-based temperature monitoring system.  The innovative design of the MicroThermX® is the first of its kind that allows delivery of higher power levels using a single generator.  The MicroThermX® utilizes innovative, patented, synchronous phased array microwave delivery technology that was developed by the Company.  This proprietary microwave technology provides larger and more uniform size of ablations during a single procedure.  The MicroThermX® introduces into our product line an innovative disposable antenna (“SynchroWave antenna”).  Up to three SynchroWave antennas are used in each ablation treatment, which will provide a significant ongoing revenue stream after the sale of the system.  The soft tissue ablation world market potential is estimated to exceed $2.3 billion.

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

We have successfully treated in excess of 100 patients with the MicroThermX® at hospitals throughout the U.S. and Europe.  Clinicians have used the MicroThermX® to treat patients with cancers of the liver, lung, bone, and kidneys.  These evaluations represent an important milestone in the MicroThermX® sales cycle.  However, with hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX® may extend to well over six months.  Political and economic uncertainty in the industry due to recent government healthcare reform is also slowing hospital acquisition of capital equipment at all levels.  This makes it difficult to predict when significant revenues from the sale of the MicroThermX® and related disposables will begin.

To bolster our MicroThermX® sales line and potentially accelerate and maximize revenues, we have recently added a MicroThermX® fee-per-use equipment rental program.  We have experienced ongoing success with a MicroThermX® fee-per-use equipment rental program in the Salt Lake City, Utah area.  The Company launched a program with 5 hospitals in Salt Lake City that allowed hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use equipment rental for the treatment of patients using the MicroThermX®, dramatically shortening the sales cycle.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees, and we continue an aggressive rollout of this successful equipment rental program throughout the U.S.

As part of the expansion program, we have hired new direct sales representatives in key major metropolitan areas who will provide “personal service” to new users of microwave ablation technique.  These new hires are experienced interventional sales representatives with seasoned contacts in the field of interventional oncology.  We also recently announced the addition of a new Vice President of Sales and Marketing with a 36 year history in marketing medical equipment to physicians.  He will initially focus his efforts exclusively on the worldwide sale of our MicroThermX® line of products and the implementation of our fee-per-use equipment rental program.

We also continue our emphasis on Europe and other international markets.  We recently hired a Director of International Sales, have met with several international distribution firms and have entered into exclusive distribution agreements with specialty distribution firms in Ireland, Northern Ireland, and The Netherlands.  We also continue to have success with sales in Italy.  These firms have purchased MicroThermX® systems and SynchroWave antennas.  We have provided our European sales teams with extensive hands-on training to ensure success in clinical use of the MicroThermX® system.  We continue to build our European sales and distribution network to expand upon a dedicated team of medically trained sales representatives presenting the advantages of the MicroThermX® to interventional oncologists throughout key markets in Europe.  We anticipate reaching agreements with additional international distribution firms, and we anticipate additional international shipments of the MicroThermX® and supplies of SynchroWave antennas in calendar year 2012.

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

BSD-500.  Our BSD-500 Hyperthermia System, or the BSD-500, is used to deliver either superficial hyperthermia therapy, which is non-invasive and delivered externally using antennae placed over the tumor, or interstitial hyperthermia therapy, which is delivered using antennae that are inserted into the tumor, or both.  These systems include a touch screen display monitor by which the operator controls the hyperthermia treatment, computer equipment and software that controls the delivery of microwave energy to the tumor, and a generator that creates the needed microwave energy for the treatment.  Additionally, these systems include a variety of applicator (radiating antennae) configurations, depending on the system.  Various configurations of non-invasive applicators (antennae) are used for superficial hyperthermia treatments.  For interstitial hyperthermia treatments, the system may include up to 24 small microwave heat-delivering antennae that are inserted into catheters used for internal radiation therapy (called brachytherapy).

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

Historically, a significant portion of our revenues have been derived from sales to Dr. Sennewald Medizintechnik GmbH (“Medizintechnik”) located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria, Switzerland, Israel, Russia, and in certain medical institutions in Belgium and the Netherlands.  This company is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in other countries in Europe, India, and Asia.

In 2005, we entered into an agreement with Dalian Orientech Co. LTD (“Orientech”), a privately owned company, to assist us in obtaining regulatory approval for the sale of the BSD-2000 in the People’s Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country.  We subsequently obtained Chinese regulatory approval, allowing the distributor to begin to market and sell the BSD-2000 system to hospitals in China.  In February 2012, we finalized a new exclusive distribution agreement with Orientech, including a requirement to purchase a minimum number of hyperthermia systems from us each year, and Orientech is leading efforts to renew our Chinese regulatory approval.

In December 2011, we announced that the Company has signed an exclusive agreement with CyberKnife Korea (“CKK”) for the sale and distribution of our hyperthermia products in South Korea.  CKK is a premier distributor of sophisticated medical devices in South Korea and represents a number of major medical device companies.  CKK is a leading distributor of oncology products in South Korea and has established strong relationships with radiation oncologists throughout the country.  As part of the agreement, CKK is required to purchase a minimum number of hyperthermia systems from us each year. We will initially focus on the regulatory approval for and distribution of the BSD-500 in South Korea and then expand distribution to include the BSD-2000.

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

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, equipment rental, training, service support contracts and other miscellaneous revenues.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through February 29, 2012, we had minimal revenues from our MicroThermX® family of products.  As previously discussed, to bolster our MicroThermX® sales line and potentially accelerate and maximize revenues, we have recently added a MicroThermX® fee-per-use equipment rental program.  We have experienced ongoing success with a MicroThermX® fee-per-use equipment rental program in the Salt Lake City, Utah area.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees, and we believe it can produce the same successful results throughout the U.S.

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

We had no sales of hyperthermia systems during the three months ended February 29, 2012.  The following table summarizes the number of systems sold for the three months and six months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

MicroThermX®	3	1	3	1

Hyperthermia Systems:
BSD-500	-	-	1	2
BSD-2000	-	1	1	1
BSD-2000/3D	-	-	-	-
BSD-2000/3D/MR	-	-	-	-

Total Hyperthermia Systems	-	1	2	3

Our sales to related parties are comprised of the sale of hyperthermia systems and related component parts and services sold to Medizintechnik.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  At times, these related party sales represent a significant portion of our revenues.  We derived $546, or approximately 0%, of our total revenues in the three months ended February 29, 2012 from sales to related parties, compared to $30,296, or approximately 7%, in the three months ended February 28, 2011.  We derived $301,400, or approximately 32%, of our total revenues in the six months ended February 29, 2012 from sales to related parties, compared to $40,752, or approximately 4%, in the six months ended February 28, 2011.    We had no sales of hyperthermia systems to related parties in the three months ended February 29, 2012 and February 28, 2011 and the six months ended February 28, 2011.

The following tables summarize the sources of our revenues for the three months and six months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Six Months Ended
Non-Related Parties	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Product sales	$128,000	$350,910	$353,000	$766,350
Consumable devices	59,315	600	101,670	600
Service contracts	42,939	38,342	86,686	73,380
Other	6,183	14,391	12,569	18,842

Total	$236,437	$404,243	$553,925	$859,172

	Three Months Ended		Six Months Ended
Related Parties	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Product sales	$-	$-	$294,850	$900
Consumable devices	-	20,100	-	27,750
Other	546	10,196	6,556	12,102

Total	$546	$30,296	$301,406	$40,752

During the three months ended February 29, 2012 and February 28, 2011, we had equipment rental revenues of $34,900 and $9,900, respectively.  During the six months ended February 29, 2012 and February 28, 2011, we had equipment rental revenues of $75,550 and $51,500, respectively.  The increase in equipment rental revenues during the first six months of the current fiscal year is primarily the result of fee-per-use rental revenues from our MicroThermX® product line.

Total revenues for the three months ended February 29, 2012 were $271,883 compared to $444,439 for the three months ended February 28, 2011, a decrease of $172,556, or approximately 39%.  The overall decrease in revenues in the first three months of the current fiscal year is due primarily to fewer hyperthermia systems sold, partially offset by the increase in equipment rental revenues and sales of consumable devices from our MicroThermX® product line to non-related parties.

Total revenues for the six months ended February 29, 2012 were $930,881 compared to $951,424 for the six months ended February 28, 2011, a decrease of $20,543, or approximately 2%.  We sold one less hyperthermia system during the first six months of the current fiscal year.  However, the decrease in hyperthermia systems revenues was substantially offset by the increase in MicroThermX® systems sold and equipment rental revenues and sales of consumable devices from our MicroThermX® product line.

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

Total cost of revenues for the three months ended February 29, 2012 was $347,613 compared to $405,937 for the three months ended February 28, 2011, a decrease of $58,324, or approximately 14%.  Total cost of revenues for the six months ended February 29, 2012 was $718,491 compared to $765,666 for the six months ended February 28, 2011, a decrease of $47,175, or approximately 6%.  This decrease in cost of revenues in the current fiscal year resulted primarily from decreased revenues as described above, particularly fewer hyperthermia systems sold.

Gross Margin (Loss)

Our gross margin (loss) and gross margin (loss) percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin loss was $(75,730) for the three months ended February 29, 2012, or approximately -28%, and $38,502, or approximately 9%, for the three months ended February 28, 2011.  Our total gross margin was $212,390 for the six months ended February 29, 2012, or approximately 23%, and $185,758, or approximately 20%, for the six months ended February 28, 2011.  The increase in gross margin and gross margin percentage in the first six months of the current fiscal year resulted primarily from a more favorable mix of products sold in the current year.  As sales volume decreases, we believe we are unable to fully absorb certain fixed overhead costs that are allocated to cost of sales, thus decreasing our gross profit percentage.  This was the case in the three months ended February 29, 2012 where decreased sales levels resulted in a gross loss.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended February 29, 2012 were $582,611 compared to $432,820 for the three months ended February 28, 2011, an increase of $149,791, or approximately 35%.  Research and development expenses were $1,119,346 for the six months ended February 29, 2012 compared to $510,116 for the six months ended February 28, 2011, an increase of $609,230, or approximately 119%.  Our research and development expenses for the six months ended February 28, 2011 have been offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program.  Increases in research and development expenses during the first six months of the current fiscal year is due primarily to continued development and enhancements to our MicroThermX® line of products and to our hyperthermia systems.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,457,662 for the three months ended February 29, 2012 compared to $1,176,467 for the three months ended February 28, 2011, an increase of $281,195, or approximately 24%.  Selling, general and administrative expenses were $2,912,497 for the six months ended February 29, 2012 compared to $2,200,398 for the six months ended February 28, 2011, an increase of $712,099, or approximately 32%.  We implemented headcount reductions and other operating expense reduction measures in fiscal year 2011.  However, as we continue the roll out of the MicroThermX® product line and the support of its global distribution network, we have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  We believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported for the first six months of the current fiscal year, and the increase may be significant.

Other Income (Expense)

During the three months and six months ended February 29, 2012 and February 28, 2011, other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through February 29, 2012, we have generated an accumulated deficit of $33,206,590 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock, the exercise of stock options and warrants, and from the sale of an investment in a spinoff operation.  As of February 29, 2012, we had cash and cash equivalents of $14,420,068, comprised primarily of money market funds and savings accounts.

As of February 29, 2012, we had current liabilities totaling $751,699, comprised of accounts payable, accrued liabilities and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $156,879.

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

Warrant Exercises

During the six months ended February 28, 2011, investors exercised warrants issued in the stock offerings to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

Cash Flows from Operating, Investing and Financing Activities

During the six months ended February 29, 2012, we used net cash of $2,631,282 in operating activities, primarily as a result of our net loss of $3,790,003 decreased by non-cash expenses of $655,068, including depreciation and amortization, stock-based compensation and loss on disposition of property and equipment.  Net cash used in operating activities also included increases in inventories of $76,639 and other current assets of $3,320 and a decrease in accounts payable of $50,530, partially offset by a decrease in receivables of $543,346 and increases in accrued liabilities of $73,462 and deferred revenue of $17,334.

During the six months ended February 28, 2011, we used net cash of $1,510,199 in operating activities, primarily as a result of our net loss of $2,501,266, decreased by non-cash expenses totaling $471,422, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included increases in inventories of $10,224 and decreases in deferred revenue of $37,033, partially offset by decreases in receivables of $134,835, income tax receivable of $50,000 and other current assets of $22,508, and increases in accounts payable of $34,260, accrued liabilities of $32,819 and customer deposits of $292,480.

Net cash used in investing activities for the six months ended February 29, 2012 and February 28, 2011 was $84,618 and $126,995, resulting from the purchase of property and equipment.

We had no net cash provided by financing activities during the six months ended February 29, 2012.  Net cash provided by financing activities for the six months ended February 28, 2011 was $12,948,183, comprised of net proceeds from the sale of common stock of $9,702,656, proceeds from the exercise of warrants of $2,989,407 and proceeds from the exercise of stock options of $256,120.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

As of February 29, 2012, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of February 29, 2012.

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

•	our expectations that we will have the same successful results from our MicroThermX® fee-per-use equipment rental program throughout the U.S. as we have experienced in the Salt Lake City, Utah area;

•	our expectations regarding the manufacturing, marketing, distribution, roll out and revenues for the MicroThermX® and the estimated timing thereof;

•	our expectations that the SynchroWave antennas to be used in conjunction with the MicroThermX® will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX® and supplies of SynchroWave antennas will occur later in calendar year 2012;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase;

•	our belief that, as sales volume increases, we will more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

BSD MEDICAL CORPORATION

Date: April 9, 2012	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: April 9, 2012	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)