Form 10-Q
period 2012-05-31
BSD MEDICAL CORP
filed 2012-07-09
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

As of July 9, 2012, there were 29,753,191 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	May 31, 2012	August 31, 2011
Current assets:
Cash and cash equivalents	$12,736,998	$17,135,968
Accounts receivable, net of allowance for doubtful accounts of $20,000	248,626	397,264
Related party trade accounts receivable	14,757	408,323
Inventories, net	2,318,260	2,406,214
Other current assets	151,363	121,148
Total current assets	15,470,004	20,468,917

Property and equipment, net	1,444,712	1,445,897
Patents, net	9,297	25,092

	$16,924,013	$21,939,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$237,339	$301,936
Accrued liabilities	199,828	332,004
Deferred revenue – current portion	99,534	42,214
Total current liabilities	536,701	676,154

Deferred revenue – net of current portion	132,521	192,158

Total liabilities	669,222	868,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 80,000,000 shares authorized; 29,753,191 and 29,686,154 shares issued, respectively	29,778	29,686
Additional paid-in capital	51,529,691	50,458,729
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(35,304,444)	(29,416,587)
Total stockholders’ equity	16,254,791	21,071,594

	$16,924,013	$21,939,906

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Revenues:
Sales	$611,730	$647,732	$1,165,655	$1,506,904
Sales to related parties	13,757	1,017,845	315,163	1,058,597
Equipment rental	25,900	9,900	101,450	61,400

Total revenues	651,387	1,675,477	1,582,268	2,626,901

Cost of Revenues:
Cost of sales	435,656	90,064	934,070	808,732
Cost of related party sales	12,180	547,766	226,363	585,261
Cost of equipment rental	2,947	3,608	8,841	13,111

Total cost of revenues	450,783	641,438	1,169,274	1,407,104

Gross margin	200,604	1,034,039	412,994	1,219,797

Operating costs and expenses:
Research and development	641,457	481,994	1,760,803	992,110
Selling, general and administrative	1,667,503	1,389,175	4,580,000	3,589,573

Total operating costs and expenses	2,308,960	1,871,169	6,340,803	4,581,683

Loss from operations	(2,108,356)	(837,130)	(5,927,809)	(3,361,886)

Other income (expense):
Interest income	13,861	21,708	47,890	47,331
Other expense	(2,371)	(1,318)	(6,950)	(3,451)

Total other income	11,490	20,390	40,940	43,880

Loss before income taxes	(2,096,866)	(816,740)	(5,886,869)	(3,318,006)

Provision for income taxes	(988)	(800)	(988)	(800)

Net loss and comprehensive loss	$(2,097,854)	$(817,540)	$(5,887,857)	$(3,318,806)

Net loss per common share:
Basic	$(0.07)	$(0.03)	$(0.20)	$(0.12)
Diluted	$(0.07)	$(0.03)	$(0.20)	$(0.12)

Weighted average number of shares outstanding:
Basic	29,717,000	29,612,000	29,696,000	28,553,000
Diluted	29,717,000	29,612,000	29,696,000	28,553,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,887,857)	$(3,318,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,207	111,216
Stock-based compensation	891,054	728,697
Stock issued for services	180,000	150,164
Loss on disposition of property and equipment	118	-
Decrease (increase) in:
Receivables	542,204	(700,504)
Income tax receivable	-	50,000
Inventories	87,954	131,238
Other current assets	(30,215)	(5,859)
Increase (decrease) in:
Accounts payable	(64,597)	99,372
Accrued liabilities	(132,176)	71,224
Customer deposits	-	25,000
Deferred revenue	(2,317)	(26,185)

Net cash used in operating activities	(4,302,625)	(2,684,443)

Cash flows from investing activities:
Purchase of property and equipment	(96,345)	(174,035)

Cash flows from financing activities:
Net proceeds from the sale of common stock	-	9,702,656
Proceeds from the exercise of warrants	-	2,989,407
Proceeds from the exercise of stock options	-	256,120

Net cash provided by financing activities	-	12,948,183

Net increase (decrease) in cash and cash equivalents	(4,398,970)	10,089,705
Cash and cash equivalents, beginning of the period	17,135,968	8,483,565

Cash and cash equivalents, end of the period	$12,736,998	$18,573,270

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of May 31, 2012 and for the three months and nine months ended May 31, 2012 and 2011 is unaudited, and the condensed balance sheet as of August 31, 2011 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of May 31, 2012 and August 31, 2011, the related unaudited condensed statements of operations and comprehensive loss for the three months and nine months ended May 31, 2012 and 2011, and the related unaudited condensed statements of cash flows for the nine months ended May 31, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2011.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2012 and August 31, 2011 and our results of operations for the three months and nine months ended May 31, 2012 and 2011, and our cash flows for the nine months ended May 31, 2012 and 2011 have been included.  The results of operations for the three months and nine months ended May 31, 2012 may not be indicative of the results for our fiscal year ending August 31, 2012.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	May 31, 2012	August 31, 2011

Parts and supplies	$1,181,381	$1,248,534
Work-in-process	957,640	1,110,362
Finished goods	279,239	147,318
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,318,260	$2,406,214

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	May 31, 2012	August 31, 2011

Equipment	$1,372,363	$1,314,814
Rental equipment	58,940	58,940
Furniture and fixtures	298,576	298,576
Leasehold improvements	54,736	47,005
Building	956,000	956,000
Land	244,000	244,000

	2,984,615	2,919,335
Less accumulated depreciation	(1,539,903)	(1,473,438)

Property and equipment, net	$1,444,712	$1,445,897

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of May 31, 2012 and August 31, 2011, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

Warrants

During the nine months ended May 31, 2011, investors exercised warrants issued in the stock offerings to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

A summary of the outstanding warrants issued in the stock offerings as of May 31, 2012, and changes during the nine months then ended, is as follows:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2011	2,408,523	$4.56
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable at May 31, 2012	2,408,523	$4.56	3.73

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows (rounded to thousands):
	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

Weighted average number of shares outstanding – basic	29,717,000	29,612,000	29,696,000	28,553,000
Dilutive effect of stock options and warrants	-	-	-	-

Weighted average number of shares outstanding – diluted	29,717,000	29,612,000	29,696,000	28,553,000

No common shares issuable upon exercise of stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and nine months ended May 31, 2012 and 2011 because the effect would be anti-dilutive.  As of May 31, 2012, we had outstanding options and warrants to purchase a total of 5,581,762 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.              Related Party Transactions

During the three months ended May 31, 2012 and 2011, we had sales of $13,757 and $1,017,845, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 2% and 61% of total sales for each respective three-month period.

During the nine months ended May 31, 2012 and 2011, we had sales of $315,163 and $1,058,597, respectively, to these related parties, representing approximately 20% and 40% of total sales for each respective nine-month period.

As of May 31, 2012 and August 31, 2011, receivables included $14,757 and $408,323, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 in our 2011 Annual Report on Form 10-K.  As of May 31, 2012, we had approximately 2,689,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

Cost of sales	$16,021	$16,442	$48,067	$21,062
Research and development	44,956	64,571	154,725	120,834
Selling, general and administrative	249,567	251,358	688,262	586,801

Total	$310,544	$332,371	$891,054	$728,697

During the nine months ended May 31, 2012, we granted employees 373,000 stock options at exercise prices ranging from $2.04 to $2.58 per share and with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $1.31, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	69.93%
Expected dividends	0%
Expected term	7.30 years
Risk-free interest rate	1.34%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.34 years is approximately $2,144,000 as of May 31, 2012.

A summary of the time-based stock option awards as of May 31, 2012, and changes during the nine months then ended, is as follows:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2011	2,852,239	$3.74
Granted	373,000	2.24
Exercised	-	-		$-
Forfeited or expired	(52,000)	4.08

Outstanding at May 31, 2012	3,173,239	$3.56	6.62	$80,491

Exercisable at May 31, 2012	1,508,800	$4.00	5.63	$80,491

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.61 as of May 31, 2012, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

Note 9.  Supplemental Cash Flow Information

We paid no amounts for interest expense during the nine months ended May 31, 2012 and 2011.  We paid $988 and $800 for income taxes during the nine months ended May 31, 2012 and 2011, respectively.

During the nine months ended May 31, 2012, we had no non-cash financing and investing activities.

During the nine months ended May 31, 2011, we had the following non-cash financing and investing activities:

• Increased common stock and decreased additional paid-in capital by $7.

Note 10.  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, was issued in September 2011.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or our fiscal quarter ended May 31, 2012.  Since we currently have no reported goodwill balances, the adoption of this pronouncement had no material impact on our financial statements.

Note 11.  Subsequent Events

Subsequent to May 31, 2012, the Board of Directors of the Company approved the grant of a total of 25,000 stock options to an employee, with an exercise price of $1.74 per share and with one third vesting each year for the next three years.

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

We have successfully treated in excess of 150 patients with the MicroThermX® at hospitals throughout the U.S. and Europe.  Clinicians have used the MicroThermX® to treat patients with cancers of the liver, lung, bone, and kidneys.  These evaluations represent an important milestone in the MicroThermX® sales cycle.  However, with hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX® may extend to well over six months.  Political and economic uncertainty in the industry due to recent government healthcare reform is also slowing hospital acquisition of capital equipment at all levels.  This makes it difficult to predict when significant revenues from the sale of the MicroThermX® and related disposables will begin.

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

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of consumable devices used with certain of our systems, equipment rental, training, service support contracts and other miscellaneous revenues.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through May 31, 2012, we had minimal but growing revenues from our MicroThermX® family of products.  As previously discussed, to bolster our MicroThermX® sales line and potentially accelerate and maximize revenues, we are engaged in a MicroThermX® fee-per-use equipment rental program.  We have experienced ongoing success with a MicroThermX® fee-per-use equipment rental program in the Salt Lake City, Utah area.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees, and we believe it can produce the same successful results throughout  the U.S.

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

The following table summarizes the number of systems sold for the three months and nine months ended May 31, 2012 and 2011:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

MicroThermX®	1	-	4	1

Hyperthermia Systems:
BSD-500	1	1	2	3
BSD-2000	1	1	2	2
BSD-2000/3D	-	-	-	-
BSD-2000/3D/MR	-	1	-	1

Total Hyperthermia Systems	2	3	4	6

Our sales to related parties are comprised of the sale of hyperthermia systems and related component parts and services sold to Medizintechnik.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  At times, these related party sales represent a significant portion of our revenues.  We derived $13,757, or approximately 2%, of our total revenues in the three months ended May 31, 2012 from sales to related parties, compared to $1,017,845, or approximately 61%, in the three months ended May 31, 2011.  We derived $315,163, or approximately 20%, of our total revenues in the nine months ended May 31, 2012 from sales to related parties, compared to $1,058,597, or approximately 40%, in the nine months ended May 31, 2011.    We had no sales of hyperthermia systems to related parties in the three months ended May 31, 2012.

The following tables summarize the sources of our revenues for the three months and nine months ended May 31, 2012 and 2011:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Non-Related Parties

Product sales	$485,753	$550,000	$838,753	$1,316,350
Consumable devices	66,955	50,544	168,625	51,144
Service contracts	52,370	37,292	139,056	110,672
Other	6,652	9,896	19,221	28,738

Total	$611,730	$647,732	$1,165,655	$1,506,904

Related Parties

Product sales	$-	$1,010,687	$294,850	$1,011,587
Consumable devices	11,550	900	11,550	28,650
Other	2,207	6,258	8,763	18,360

Total	$13,757	$1,017,845	$315,163	$1,058,597

During the three months ended May 31, 2012 and 2011, we had equipment rental revenues of $25,900 and $9,900, respectively.  During the nine months ended May 31, 2012 and 2011, we had equipment rental revenues of $101,450 and $61,400, respectively.  The increase in equipment rental revenues during the first nine months of the current fiscal year is primarily the result of fee-per-use rental revenues from our MicroThermX® product line.

Total revenues for the three months ended May 31, 2012 were $651,387 compared to $1,675,477 for the three months ended May 31, 2011, a decrease of $1,024,090, or approximately 61%.  The overall decrease in revenues in the third quarter of the current fiscal year is due primarily to fewer hyperthermia systems sold including a BSD-2000/3D/MR sold in the prior year third quarter to related parties, partially offset by the increase in equipment rental revenues and sales of consumable devices from our MicroThermX® product line to non-related parties.

Total revenues for the nine months ended May 31, 2012 were $1,582,268 compared to $2,626,901 for the nine months ended May 31, 2011, a decrease of $1,044,633, or approximately 40%.  We sold two less hyperthermia systems during the first nine months of the current fiscal year, including a BSD-2000/3D/MR sold in the first nine months of the prior fiscal year to related parties.  However, the decrease in hyperthermia systems revenues was partially offset by the increase in MicroThermX® systems sold and equipment rental revenues and sales of consumable devices from our MicroThermX® product line.

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

Total cost of revenues for the three months ended May 31, 2012 was $450,783 compared to $641,438 for the three months ended May 31, 2011, a decrease of $190,655, or approximately 30%.  Total cost of revenues for the nine months ended May 31, 2012 was $1,169,274 compared to $1,407,104 for the nine months ended May 31, 2011, a decrease of $237,830, or approximately 17%.  This decrease in cost of revenues in the current fiscal year resulted primarily from decreased revenues as described above, particularly fewer hyperthermia systems sold.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $200,604 for the three months ended May 31, 2012, or approximately 31%, and $1,034,039, or approximately 62%, for the three months ended May 31, 2011.  Our total gross margin was $412,994 for the nine months ended May 31, 2012, or approximately 26%, and $1,219,797, or approximately 46%, for the nine months ended May 31, 2011.  The decrease in gross margin and gross margin percentage in the first nine months of the current fiscal year resulted primarily from the sale of fewer hyperthermia systems in the current year, partially offset by the gross margin contributed by the increase in MicroThermX® systems sold and equipment rental revenues and sales of consumable devices from our MicroThermX® product line.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended March 31, 2012 were $641,457 compared to $481,994 for the three months ended May 31, 2011, an increase of $159,463, or approximately 33%.  Research and development expenses were $1,760,803 for the nine months ended May 31, 2012 compared to $992,110 for the nine months ended May 31, 2011, an increase of $768,693, or approximately 77%.  Our research and development expenses for the nine months ended May 31, 2011 have been offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program.  Increases in research and development expenses during the first nine months of the current fiscal year is due primarily to continued development and enhancements to our MicroThermX® line of products and to our hyperthermia systems.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,667,503 for the three months ended May 31, 2012 compared to $1,389,175 for the three months ended May 31, 2011, an increase of $278,328, or approximately 20%.  Selling, general and administrative expenses were $4,580,000 for the nine months ended May 31, 2012 compared to $3,589,573 for the nine months ended May 31, 2011, an increase of $990,427, or approximately 28%.  We implemented headcount reductions and other operating expense reduction measures in fiscal year 2011.  However, as we continue the roll out of the MicroThermX® product line and the support of its global distribution network, we have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  We believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported for the first nine months of the current fiscal year, and the increase may be significant.

Other Income (Expense)

During the three months and nine months ended May 31, 2012 and 2011, other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through May 31, 2012, we have generated an accumulated deficit of $35,304,444 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock, the exercise of stock options and warrants, and from the sale of an investment in a spinoff operation.  As of May 31, 2012, we had cash and cash equivalents of $12,736,998, comprised primarily of money market funds and savings accounts.

As of May 31, 2012, we had current liabilities totaling $536,701, comprised of accounts payable, accrued liabilities and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $132,521.

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

Warrant Exercises

During the nine months ended May 31, 2011, investors exercised warrants issued in the stock offerings to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

Cash Flows from Operating, Investing and Financing Activities

During the nine months ended May 31, 2012, we used net cash of $4,302,625 in operating activities, primarily as a result of our net loss of $5,887,857 decreased by non-cash expenses of $1,184,379, including depreciation and amortization, stock-based compensation, stock issued for services and loss on disposition of property and equipment.  Net cash used in operating activities also included an increase in other current assets of $30,215 and decreases in accounts payable of $64,597, accrued liabilities of $132,176, and deferred revenue of $2,317, partially offset by decreases in receivables of $542,204 and inventories of $87,954.

During the nine months ended May 31, 2011, we used net cash of $2,684,443 in operating activities, primarily as a result of our net loss of $3,318,806, decreased by non-cash expenses totaling $990,077, including depreciation and amortization, stock-based compensation and stock issued for services.  Net cash used in operating activities also included increases in receivables of $700,504 and other current assets of $5,859 and decreases in deferred revenue of $26,185, partially offset by decreases in income tax receivable of $50,000 and inventories of $131,238, and increases in accounts payable of $99,372, accrued liabilities of $71,224 and customer deposits of $25,000.

Net cash used in investing activities for the nine months ended May 31, 2012 and 2011 was $96,345 and $174,035, respectively, resulting from the purchase of property and equipment.

We had no net cash provided by or used in financing activities during the nine months ended May 31, 2012.  Net cash provided by financing activities for the nine months ended May 31, 2011 was $12,948,183, comprised of net proceeds from the sale of common stock of $9,702,656, proceeds from the exercise of warrants of $2,989,407 and proceeds from the exercise of stock options of $256,120.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

As of May 31, 2012, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of May 31, 2012.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, was issued in September 2011.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or our fiscal quarter ended May 31, 2012.  Since we currently have no reported goodwill balances, the adoption of this pronouncement had no material impact on our financial statements.

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

•	our expectations that we will have the same successful results from our MicroThermX® fee-per-use equipment rental program throughout the U.S. as we have experienced in the Salt Lake City, Utah area;

•	our expectations regarding the manufacturing, marketing, distribution, roll out and revenues for the MicroThermX® and the estimated timing thereof;

•	our expectations that the SynchroWave antennas to be used in conjunction with the MicroThermX® will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX® and supplies of SynchroWave antennas will occur later in calendar year 2012;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

BSD MEDICAL CORPORATION

Date:	July 9, 2012	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date:	July 9, 2012	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (Principal Accounting Officer)