Form 10-K
period 2012-08-31
BSD MEDICAL CORP
filed 2012-11-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2012 was approximately $50,192,000.

As of November 9, 2012, the registrant had 29,753,191 shares of its common stock, par value $.001, outstanding.

Documents Incorporated by Reference:  Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders, which is expected to be held February 6, 2013, are incorporated by reference into Part III hereof.

BSD MEDICAL CORPORATION
FORM 10-K

For the Year Ended August 31, 2012

PART I

ITEM 1.   BUSINESS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

BSD Medical Corporation (the “Company” or “BSD”) was originally incorporated under the laws of the State of Utah on March 17, 1978.  On July 3, 1986, the Company was reincorporated in the State of Delaware.

We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency ("RF") and microwave energy.  Our business objectives are to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer using microwave/RF systems.

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

Commercialization of our systems that are used to treat cancer is our most immediate business objective.  Current and future cancer treatment sites for our systems may include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, ovaries, esophagus, liver, kidney, brain, bone, stomach and lung.  Our cancer treatment systems have been used to treat thousands of patients throughout the world and have received many awards, including the Frost & Sullivan “Technology Innovation of the Year Award” for cancer therapy devices, which was awarded in 2005 for the development of the BSD-2000 Hyperthermia System ("BSD-2000").

Although we have not yet taken advantage of many of these market opportunities, we believe that our technology has application for a number of other medical purposes in addition to cancer.

Through August 31, 2012, most of our operating revenues have been from the sale of our hyperthermia cancer systems and related revenues.  However, we are experiencing increased revenues from our microwave ablation line of products as a result of the expansion of a fee-per-use rental program and direct sales support in major U.S. metropolitan areas.  In addition to revenues from the sale of ablation and hyperthermia treatment systems, we recognize revenue from the sale of parts and accessories related to our systems, the sale of consumable devices used with certain of our systems, training, service contracts, and other miscellaneous revenues.  System and product sales totaled $1,358,604, $2,581,275 and $1,261,490 for the years ended August 31, 2012, 2011 and 2010, respectively.  Equipment rental income was $129,350, $110,207 and $0  for the years ended August 31, 2012, 2011 and 2010, respectively.  Sales of consumable devices, service and other revenues totaled $583,238, $345,993 and $320,786 for the years ended August 31, 2012, 2011 and 2010, respectively.  Additional information regarding our assets, revenues and results of our operations is contained in the financial statements and notes thereto included in this annual report on Form 10-K.

Our common stock trades on the NASDAQ Stock Market (NASDAQ) under the symbol “BSDM.”

Our Contributions to Cancer Therapy

Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimates that during 2012 approximately 1,639,000 new cancer cases will be diagnosed and that approximately 577,000 Americans will die from cancer.  In the United States, the chance of developing cancer during a person’s lifetime is one in two for men and one in three for women.  Cancer is the second most common cause of death in the US, exceeded only by heart disease, accounting for nearly 1 of every 4 deaths.  Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

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

•
Hyperthermia, which is the delivery of focused therapeutic heating to solid cancerous tumors by targeting radiofrequency or microwave energy to the tumor site.  Hyperthermia is usually used to increase the effectiveness of other therapies; e.g., radiation therapy and chemotherapy, for the treatment of locally advanced cancers.

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

Our hyperthermia therapy systems deliver microwave energy to elevate the temperature of tumors, usually between 40°C and 45°C (104°F to 113°F).  Laboratory and clinical studies have documented multiple mechanisms of action for the efficacy of hyperthermia.  Hyperthermia kills cells in solid tumors, without damaging normal tissues, because higher temperatures selectively destroy cells that are hypoxic and have low pH, a condition of tumor cells and not a condition of normal cells. Tumors with poor blood supply systems lack the natural cooling capacity provided by efficient blood flow in normal tissues, making them selectively susceptible to the destructive effects of hyperthermia therapy.  The basis for the supra-additive effect of hyperthermia on radiotherapy comes from the ability of hyperthermia to kill cells that are hypoxic, have a low pH, and are in the S-phase of division, which are all conditions that make cells radioresistant.  The elevated temperatures draw blood to the tumor as the body’s natural response to the stimulus of heat, leading to higher oxygen concentration. These effects on blood flow and tumor oxygenation make the cancer cells more susceptible to other anti-cancer therapies.  The increased blood supply to the tumor improves delivery of drugs to tumors in chemotherapy. Hyperthermia also destroys cancer cells directly through damage to the plasma membrane, the cytoskeleton and the cell nucleus, and by disrupting the stability of cellular proteins.  Hyperthermia has also been shown to inhibit cellular repair mechanisms, stimulate the body's immune system, induce heat-shock proteins, denature proteins, induce apoptosis, inhibit angiogenesis, and reduce the tumor resistance sometimes observed with other cancer therapies.

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

Our BSD-500 Hyperthermia System (“BSD-500”) is used to treat certain cancers located near the surface of the body, or areas that can be accessed using inserted antennae.  The BSD-500 comes in several versions, depending on the customer requirements.  The BSD-2000 is used to non-invasively treat certain deep cancers.  This system also comes in several versions, including models with three dimensional, or 3D, steering of electromagnetic energy, as well as models that have the ability to be integrated with magnetic resonance imaging, or MRI.

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

On November 18, 2011, we obtained Humanitarian Device Exemption (“HDE”) marketing approval for the BSD-2000 from the FDA.  The BSD-2000 is approved for use in conjunction with radiation therapy for the treatment of cervical cancer patients who normally would be treated with combined chemotherapy and radiation but are ineligible for chemotherapy due to patient related factors.  The HDE approval authorizes the commercial sale of the BSD-2000.  An HDE approval is obtained after a company has demonstrated the product’s safety and probable benefit for the treatment of a disease affecting fewer than 4,000 people in the United States every year. We have certified the BSD-2000 for the CE Mark required for export into certain European and non-European countries.  We sought and obtained regulatory approval for the sale of the BSD-2000 in the People’s Republic of China during 2005.

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

The MicroThermX® introduces into our product line an innovative SynchroWave disposable antenna that is used in each ablation treatment, which we believe will provide a significant ongoing revenue stream after the sale of the system.  We recently expanded the MicroThermX® market opportunity by introducing a new SynchroWave short tip (“ST”) antenna that can be used to deliver smaller, spherical ablation zones that more accurately target smaller tumors.  The existing SynchroWave long tip (“LT”) antenna delivers larger ablation zones, reducing the need for multiple ablations on larger tumors.  The multiple configurations of the SynchroWave antenna provide physicians the ability to precisely target the ablation zone to the numerous sizes and shapes of diseased tissue, significantly increasing the number of cases that can be treated with the MicroThermX®. The soft tissue ablation world market potential is estimated to exceed $2.3 billion.

We recently introduced a new Table Top MicroThermX® Microwave Ablation System (“T2”) designed for our fee-per-use rental program, which is more fully described below.  Portability and ease of use are keys to successful implementation of the equipment rental program.  The T2 is a small, lightweight, tabletop configuration that has the same advanced features as the original MicroThermX® configuration.

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

Over 300 patients have been successfully treated with the MicroThermX® at hospitals throughout the U.S. and Europe.  Clinicians have used the MicroThermX® to treat patients with cancers of the liver, lung, bone, and kidneys.  These evaluations represent an important milestone in the MicroThermX® sales cycle.  However, with hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX® may extend to well over six months.  Political and economic uncertainty in the industry due to recent government healthcare reform is also slowing hospital acquisition of capital equipment at all levels.

To bolster our MicroThermX® sales line and accelerate and maximize revenues, we recently added a MicroThermX® fee-per-use equipment rental program.  We have experienced ongoing success with a MicroThermX® fee-per-use equipment rental program in the Salt Lake City, Utah area.  The Company launched a program with 5 hospitals in Salt Lake City that allowed hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use equipment rental for the treatment of patients using the MicroThermX®, dramatically shortening the sales cycle.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees, and we continue an aggressive rollout of this successful equipment rental program throughout the U.S.

We expanded the successful equipment rental program throughout the U.S., hiring new direct sales representatives in key major metropolitan areas who will provide “personal service” to new users of the microwave ablation technique.  These new hires are experienced interventional sales representatives with seasoned contacts in the field of interventional oncology.  We also added a new Vice President of Sales and Marketing with a 36 year history in marketing medical equipment to physicians.  He will initially focus his efforts exclusively on the worldwide sale of our MicroThermX® line of products and the implementation of our fee-per-use equipment rental program.  Our U.S. sales program also includes one domestic specialty distribution firm.

This new sales model will allow us to clearly focus on major areas of opportunity in the ablation market.  We have hired direct sales representatives to cover the following key metropolitan areas: Florida, New York, New Jersey, Philadelphia, Chicago, Phoenix, Las Vegas, Southern California, Dallas and Houston, Ohio, Western Pennsylvania, Northern Kentucky and Oklahoma.  We plan to continue to expand the direct sales program into other metropolitan areas in the future.

We also continue our emphasis on Europe and other international markets.  We hired a Director of International Sales, have met with several international distribution firms and have entered into exclusive distribution agreements with specialty distribution firms in Italy, Ireland, Northern Ireland, The Netherlands and Turkey.  These firms have purchased MicroThermX® systems and SynchroWave antennas.  We provide our international sales teams with extensive hands-on training to ensure success in clinical use of the MicroThermX® system.  We continue to build our international sales and distribution network to expand upon a dedicated team of medically trained sales representatives presenting the advantages of the MicroThermX® to interventional oncologists throughout Europe.  We anticipate reaching agreements with additional international distribution firms, and we anticipate additional international shipments of the MicroThermX® and supplies of SynchroWave antennas in calendar year 2013.

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

Our primary FDA approval (described as a pre-market approval, or “PMA”, which is the standard FDA approval required to market Class III medical devices in the United States) for the BSD-500 is for the use of hyperthermia and radiation therapy to treat certain tumors using the BSD-500.  The BSD-500 is indicated for use alone or in conjunction with radiation therapy in the palliative management of certain solid surface and subsurface malignant tumors (i.e., melanoma, squamous- or basal-cell carcinoma, adenocarcinoma, or sarcoma) that are progressive or recurrent despite conventional therapy.

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

Historically, a significant portion of our revenues have been derived from sales to Dr. Sennewald Medizintechnik GmbH located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  This company is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in India and other countries in Europe and Asia.

In 2005, we entered into an agreement with Dalian Orientech Co. LTD (“Orientech”), a privately owned company, to assist us in obtaining regulatory approval for the sale of the BSD-2000 in the People’s Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country.  We subsequently obtained Chinese regulatory approval, allowing the distributor to begin to market and sell the BSD-2000 system to hospitals in China.  We renewed this exclusive distribution agreement in February 2012, which requires Orientech to purchase a minimum number of BSD-2000 Hyperthermia Systems from us each year.  Orientech is also leading efforts to renew our Chinese regulatory approval.

In December 2011, we announced that the Company signed an exclusive agreement with CyberKnife Korea (“CKK”) for the sale and distribution of our hyperthermia products in South Korea.  CKK is a premier distributor of sophisticated medical devices in South Korea and represents a number of major medical device companies.  CKK is a leading distributor of oncology products in South Korea and has established strong relationships with radiation oncologists throughout the country.  As part of the agreement, CKK is required to purchase a minimum number of hyperthermia systems from us each year.  We are in the process of obtaining regulatory approval for the BSD-2000 in South Korea.

In August 2012, we announced that the Company had obtained approval to market its hyperthermia systems in the Russian Federation.  The marketing approval covers all BSD-2000 Hyperthermia System configurations and the BSD-500 Hyperthermia System.

MicroThermX® Microwave Ablation System.  As previously discussed, our U.S. network of direct sales representatives and one domestic specialty distribution firm provides nationwide sales coverage for the MicroThermX® line of products.

In addition, we have a Director of International Sales and have entered into exclusive distribution agreements with specialty distribution firms in Italy, Ireland, Northern Ireland, The Netherlands and Turkey.

Third-Party Reimbursement

We view obtaining adequate third-party reimbursement arrangements as essential to achieving commercial acceptance of our hyperthermia and ablation therapy products.  Our products are purchased primarily by clinics, hospitals and other medical institutions that bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients using our products.  Additionally, managed care organizations and insurance companies directly pay for services provided to their patients.  The Center for Medicare and Medicaid Services (“CMS”), has established billing codes that allow for third-party reimbursement and can be used for or in combination with the delivery of hyperthermia and ablation therapies, depending on the circumstances of the treatment. Appropriate codes apply to billing for superficial and interstitial hyperthermia delivered using our BSD-500 systems when used in combination with radiation therapy.  Appropriate codes apply to billing for certain ablation procedures.  Codes also have been established for providing deep hyperthermia therapy.  Billing codes are available for both institutions and physicians.  Even though billing codes have been established, payments must also be approved by and authorized through the various third-party payors, and third-party payors can establish varying reimbursement plans and levels that can affect hyperthermia and ablation reimbursement levels.

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

Generally, our distributors install and service hyperthermia systems sold to foreign customers and are responsible for managing their own warranty programs for their customers, including labor and travel expenses.  We provide training, procedures and forms to the distributors providing these types of services.  We provide warranties for the replacement and/or repair of parts for 12 months for systems sold internationally through distributors and for 90 days for individual components.  Spare parts are generally purchased by the distributors and stored at the distributors’ maintenance facilities to allow prompt repair.  Distributor service personnel are usually trained at customer sites and at our facilities in Salt Lake City, Utah.

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

Although our MicroThermX® has received FDA marketing clearance as a 510(k) submission, most of our hyperthermia treatment systems, including the BSD-500 and the BSD-2000 and related products, have required or require PMA or an HDE marketing approval from the FDA instead of the simpler 510(k) clearance.  PMA or HDE approval requires that we demonstrate that the medical device is safe and effective or safe with a probable benefit.  To do this, we conduct either laboratory and/or clinical testing.  FDA approval must be obtained before commercial distribution of the product.  We intend to continue to make improvements in and to our existing products.  Significant product changes for PMA or HDE approved devices must be submitted to the FDA under investigational device exemptions, or IDEs, or under PMA or HDE supplements.  As described in the above section entitled “Our Products and Services”, we have obtained a PMA for our BSD-500 system and an HDE for our BSD-2000 system.  Significant changes to the MicroThermX® may require a new 510(k).

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

Patents, Licenses, and Other Rights

Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Our policy is to file patent applications to protect significant technology, inventions and product improvements.  We currently own four non-expired patents in the United States related to certain components or technology of our hyperthermia systems.  We currently have one patent license from Duke University.  Twelve new U.S. patent applications are pending and eleven have been published in the United States, and one foreign patent is issued and others are pending.  A total of 25 U.S. patents have been issued to BSD.  We believe that our patents represent the early pioneering and dominant patents in this field.

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

Research and Development

Research and development expenses for fiscal years 2012, 2011 and 2010 were $2,364,608, $1,483,659 and $2,429,215, respectively.  Our research and development expenses for the year ended August 31, 2011 have been partially offset by the $488,958 proceeds from two separate U.S. government grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program received in our first fiscal quarter ended November 30, 2010.

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

We continue our efforts to enhance our current hyperthermia and ablation products and to develop new products related to the following:

•	development of various commercial configurations of the BSD-2000/3D/MR to adapt to both Siemens and GE MR configurations;

•	updating our BSD-500 and BSD-2000 system designs for both reduced cost and improved manufacturability;

•	making enhancements to the BSD-500 and 2000 systems;

•	incorporating new requirements into the design and manufacturing processes;

•	development of table top MicroThermX®;

•	designing and testing of new advanced cooled disposable microwave ablation antennas;

•	development of SynchroWave short tip antenna used to deliver smaller, spherical ablation zones;

•	supporting BSD-2000, BSD-2000/3D and BSD-2000/3D/MR CE Marking approval efforts;

•	supporting MicroThermX® CE marking approval efforts;

•	supporting product approvals for non-US governments;

•	R&D projects not publicly disclosed.

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

A significant portion of our revenues are derived from sales to Dr. Sennewald Medizintechnik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe and which is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  For fiscal year 2012 we had sales of $333,663, or 16% of our total sales, from the sale of hyperthermia systems and various component parts sold to Medizintechnik, as compared to sales of $1,063,495, or 35% of our total sales, in fiscal 2011.  Management believes the terms of the transactions with Medizintechnik were arms length and fair to the Company.

A significant portion of our revenues are derived from sales to foreign customers.  During the years ended August 31, 2012, 2011 and 2010, export sales totaled $694,629, $1,135,372 and $678,893, or 34%, 37% and 43% of total sales, respectively.  During fiscal years 2012 and 2011, export sales to Germany were approximately 16% and 35% of total sales, respectively.  During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.

During the years ended August 31, 2012, 2011 and 2010, domestic sales totaled $1,376,563, $1,902,103 and $903,383, or 66%, 63% and 57%, respectively.

In addition, because of the small number of hyperthermia systems sold each year, each customer may be considered significant.

Backlog

As of August 31, 2012, we had no sales backlog.

Employees

As of August 31, 2012, we had 50 employees; 48 of whom were full-time employees.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with our employees to be satisfactory.  We depend upon a limited number of key management, manufacturing, and technical personnel.  Our future success will depend in part on our ability to retain these highly qualified employees.

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

Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $37,377,247 at August 31, 2012.  We reported net losses of $7,960,660, $5,285,517 and $7,456,948 in fiscal years 2012, 2011 and 2010, respectively.

We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities.  To become profitable we will need to increase significantly the revenues we receive from sales of our hyperthermia systems and our MicroThermX® line of products to improve our profitability on a quarterly or annual basis.  We have been unable to do this in the past and we may be unable to do so in the future, and therefore may never achieve profitability.

Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our hyperthermia systems.

Our cancer treatment systems represent capital equipment purchases for our customers.  Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our systems.  This has contributed to a lack of growth in the worldwide sales of our systems and to a slower than anticipated introduction into the market place of our MicroThermX® line of products.  To the extent that adverse economic conditions continue, we believe our sales of cancer treatment systems will continue to be negatively impacted.

Our revenues can fluctuate significantly from period to period because our sales to date have been largely based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.

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

During the years ended August 31, 2012, 2011, and 2010, we had sales of $333,663, $1,063,495 and $309,259, respectively, to entities controlled by a significant stockholder and member of our Board of Directors.  These related party transactions represent approximately 16%, 35% and 20% of total sales for each respective year.

A significant portion of our revenues are derived from sales to foreign customers.  Export sales were $694,629, $1,135,372 and $678,893 in fiscal years 2012, 2011 and 2010, respectively.  During fiscal years 2012 and 2011, export sales to Germany were approximately 16% and 35% of total sales, respectively.  During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.

To the extent that we are unable to maintain or increase the level of our revenues derived from related parties or foreign customers, the results of our operations could be negatively impacted.

We have obtained FDA clearance to market our MicroThermX® Microwave Ablation System, and have experienced early success in sales of the MicroThermX® family of products.  We cannot be assured that our efforts to commercialize the MicroThermX® will be successful or that we will attain expected revenue levels.

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

Political and economic uncertainty in the healthcare industry due to recent government healthcare reform and the continuing worldwide economic turndown has made hospital acquisitions of capital equipment difficult at all levels.  With hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX® may extend to well over six months.  To accelerate revenues from the MicroThermX® line of products, we have launched a program that allows hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use rental for the treatment of patients using the MicroThermX®.  We expanded the equipment rental program throughout the U.S., hiring new direct sales representatives in key major metropolitan areas who will provide “personal service” to new users of the microwave ablation technique.  These new hires are experienced interventional sales representatives with seasoned contacts in the field of interventional oncology.  We have experienced early success with this direct sales program; however, we cannot be assured that we will attain expected revenue levels from the MicroThermX® line of products.  If these efforts are not successful, our business will be adversely affected.

International sales of our MicroThermX® family of products depend on our ability to successfully establish our international sales distribution channels.

With our United States direct sales network in place for our MicroThermX® family of products, we are placing significant emphasis on Europe and other international markets.  We hired an International Sales Manager and have entered into exclusive distribution agreements with specialty distribution firms in Italy, Ireland, Northern Ireland, The Netherlands and Turkey.  International sales of our MicroThermX® family of products will depend on our ability to successfully establish further sales distribution channels in Europe and other international markets.  If these efforts are not successful, our business will be adversely affected.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes.  We anticipate that the current and future administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access.  Public debate of these issues will likely continue in the future.  The uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation may have an adverse effect on our customers’ purchasing decisions regarding our products and services.  At this time, we cannot predict which, if any, healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on our business.

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

We are also subject to ongoing compliance and review requirements with our CE Mark certifications.  Failure to comply with these ongoing requirements could result in CE Mark imposed operating restrictions on us.

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

Our success will be largely dependent upon the efforts of Harold R. Wolcott, our President, Sam Maravich, Jr., our Vice President of Sales and Marketing, Dixie Toolson Sells, our Vice President of Regulatory Affairs, Dennis P. Gauger, our Chief Financial Officer, and other key employees.  We do not maintain key-person insurance on any of these employees.  Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel.  Competition for these individuals is intense.  The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to manage our business and meet key objectives such as the sale of our products and the introduction of new products.

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

We currently have the ability to offer and sell up to $50.0 million of common stock, preferred stock, warrants, senior debt, subordinated debt or units under a currently effective universal shelf registration statement.  We have previously completed four offerings utilizing a universal shelf registration statement.  Each of these offerings was completed during calendar year 2010.  Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital.

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

ITEM 4.  MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the Nasdaq Stock Market under the symbol “BSDM”.  The following table sets forth the high and low sales prices, as provided by NASDAQ for the quarters in fiscal years 2011 and 2012.  The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended:	High	Low
November 30, 2010	$7.40	$2.13
February 28, 2011	5.57	3.62
May 31, 2011	4.79	3.40
August 31, 2011	4.50	2.30
November 30, 2011	3.28	2.25
February 29, 2012	2.52	2.00
May 31, 2012	2.44	1.58
August 31, 2012	1.82	0.76

As of August 31, 2012, there were 472 holders of record of our common stock.  We have not paid any cash dividends on our common stock since our inception, and we currently plan to retain our future earnings, if any, to fund the growth of our business.

On November 9, 2012, the last reported sales price of our common stock on the Nasdaq Stock Market was $2.09 per share.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph shows a comparison of the five-year cumulative total return for the Company's common stock, the S&P 500 Index, and the S&P Health Care Equipment Index, assuming an investment of $100 on August 31, 2007.  The cumulative return of the Company was computed by dividing the difference between the price of the Company's common stock at the end and the beginning of the measurement period (August 31, 2007 to August 31, 2012) by the price of the Company's common stock at the beginning of the measurement period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BSD Medical Corp, the S&P 500 Index, and the S&P Health Care Equipment Index

$140
$120
$100
$80
$60
$40
$20
$0
8/07
8/08
8/09
8/10
8/11
8/12
BSD Medical Corp
S&P 500
S&P Health Care Equipment

*$100 invested on 8/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the fiscal years in the five year period ended August 31, 2012 were derived from the Company’s financial statements audited by Tanner LLC, independent registered public accountants.  The data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.

	Years Ended August 31,
	2012	2011	2010	2009	2008

Results of Operations Data:
Revenues	$2,071,192	$3,037,475	$1,582,276	$3,536,487	$5,143,140
Loss from operations	(8,013,247)	(5,348,671)	(7,477,966)	(6,526,493)	(4,252,344)
Net loss	(7,960,660)	(5,285,517)	(7,456,948)	(11,384,870)	(2,439,099)

Loss per common share - diluted	$(0.27)	$(0.18)	$(0.32)	$(0.52)	$(0.11)

Dividends per common share	$-	$-	$-	$-	$-

Balance Sheet Data:
Total Assets	$15,366,049	$21,939,906	$12,702,169	$12,857,358	$21,486,898
Long-term debt	-	-	-	-	-
Stockholders' equity	14,497,332	21,071,594	12,118,225	11,940,989	20,155,860

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below and the Item 1A “Risk Factors” above.  The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 8 of this Form 10-K.  All information presented herein is based on our fiscal year ended August 31, 2012.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

To accelerate revenues from the MicroThermX® line of products, we have launched a program that allows hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use rental for the treatment of patients using the MicroThermX®.  We expanded the equipment rental program throughout the U.S., hiring new direct sales representatives in key major metropolitan areas who will provide “personal service” to new users of the microwave ablation technique.  These new hires are experienced interventional sales representatives with seasoned contacts in the field of interventional oncology.  We have experienced early success with this direct sales program with increasing levels of revenues from the MicroThermX® line of products.

We also continue our emphasis on Europe and other international markets.  We hired a Director of International Sales, have met with several international distribution firms and have entered into exclusive distribution agreements with specialty distribution firms in Italy, Ireland, Northern Ireland, The Netherlands and Turkey.  International sales of our MicroThermX® family of products will depend on our ability to successfully establish sales distribution channels in Europe and other international markets.

Through August 31, 2012, most of our operating revenues have been from the sale of our hyperthermia cancer systems and related revenues.   In addition to revenues from the sale of ablation and hyperthermia treatment systems, we recognize revenue from the sale of parts, accessories, and disposables related to our systems, equipment rental, training, service support contracts, and other miscellaneous revenues.  System and product sales totaled $1,358,604, $2,581,275 and $1,261,490 for the years ended August 31, 2012, 2011 and 2010, respectively.  Equipment rental income was $129,350, $110,207and $0 for the years ended August 31, 2012, 2011 and 2010, respectively.  Sales of disposables, service and other revenues totaled $583,238, $345,993 and $320,786 for the years ended August 31, 2012, 2011 and 2010, respectively.

As of August 31, 2012, we had no sales backlog.

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

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposables used with certain of our systems, training, service support contracts and other miscellaneous revenues.  During the years ended August 31, 2012 and 2011, we also recognized revenues from equipment rental, including our fee-per-use rental income from our MicroThermX®.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through fiscal year 2011 and the first part of fiscal year 2012, we had minimal revenues from our MicroThermX® family of products.  However, with the successful introduction of our fee-per-use rental program and accelerating sales of disposable SynchroWave antennas, our revenues from our MicroThermX® family of products continue to grow.

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

The following table summarizes the number of our ablation and  hyperthermia systems sold for the years ended August 31, 2012, 2011 and 2010:

	2012	2011	2010

MicroThermX®	5	1	-

Hyperthermia Systems:
BSD-500	3	4	3
BSD-2000	2	2	2
BSD-2000/3D	-	-	-
BSD-2000/3D/MR	-	1	-

Total	5	7	5

We have historically derived a significant portion of our revenues from sales to related parties.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Dr. Sennewald Medizintechnik GmbH.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $333,663, or approximately 16%, of our total revenue in the year ended August 31, 2012 from sales to related parties, compared to $1,063,495 or approximately 35%, in the year ended August 31, 2011, and $309,259 or approximately 20% in the year ended August 31, 2010.

In the year ended August 31, 2012, we derived $1,737,529, or approximately 84%, of our total revenue from non-related parties, as compared to $1,973,980, or 65%, in the year ended August 31, 2011, and $1,273,017, or 80%, in the year ended August 31, 2010.

The following tables summarize the sources of our revenues for the years ended August 31, 2012, 2011 and 2010:

Non-Related Parties	2012	2011	2010

Product sales	$1,063,754	$1,569,688	$1,095,440
Disposables	316,701	116,724	12,300
Service contracts	202,613	141,224	131,826
Other	25,111	36,137	33,451

	1,608,179	1,863,773	1,273,017
Equipment rental	129,350	110,207	-

Total	$1,737,529	$1,973,980	$1,273,017

Related Parties	2012	2011	2010

Product sales	$294,850	$1,011,587	$166,050
Disposables	28,050	38,700	33,000
Other	10,763	13,208	110,209

Total	$333,663	$1,063,495	$309,259

Total revenues for the year ended August 31, 2012 were $2,071,192 compared to $3,037,475 for the year ended August 31, 2011, a decrease of $966,283, or approximately 32%.  The overall decrease in revenues in fiscal year 2012 is due to the sale of fewer hyperthermia systems, partially offset by higher levels of equipment rental from our MicroThermX® fee-per-use rental program and increasing sales of disposable SynchroWave antennas.  We sold five hyperthermia systems in fiscal year 2012 compared to seven hyperthermia systems in fiscal year 2011, which included the sale of a higher priced BSD-200/3D/MR to a related party.

Total revenues for the year ended August 31, 2011 were $3,037,475 compared to $1,582,276 for the year ended August 31, 2010, an increase of $1,455,199, or approximately 92%.  The overall increase in revenues in fiscal year 2011 is due to more sales of hyperthermia systems, including the sale of one higher priced BSD-2000/3D/MR to a related party.  We sold seven hyperthermia systems in fiscal year 2011 compared to five hyperthermia systems in fiscal year 2010.  In addition, we recorded revenues in fiscal year 2011 of $110,207 from equipment rental and $189,257 from our MicroThermX® family of products.  We had no revenues in the prior fiscal years from these sources.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $554,561, or 27% of total sales, for fiscal year 2012, $1,324,549, or 44% of total sales, for fiscal year 2011, and $81,266, or 5%, for fiscal year 2010.  The decrease in gross margin and gross margin percentage in fiscal years 2012 and 2010 resulted primarily from the decrease in product sales, for which our gross margin is higher than our other sources of revenue.  In addition, as sales volume increases, we believe we will more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2012 and 2011

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2012 was $1,516,631 compared to $1,712,926 for fiscal 2011, a decrease of $196,295, or approximately 11%.  This decrease resulted primarily from the sale of fewer hyperthermia systems in the current fiscal year compared to the last fiscal year, as further discussed above.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses were $2,364,608 for fiscal 2012 compared to $1,483,659, for fiscal 2011, an increase of $880,949, or approximately 59%.  Our research and development expenses for the year ended August 31, 2011 have been partially offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program received in November 2010.  In addition, research and development expenses increased in the current fiscal year primarily due to new MicroThermX® product line enhancement projects, including development of the table top MicroThermX® and the SynchroWave short tip antenna.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $6,203,200 for fiscal 2012 compared to $5,189,561 in fiscal 2011, an increase of $1,013,639, or approximately 20%.  We expanded our successful MicroThermX® equipment rental program throughout the U.S. by hiring new direct sales representatives in key metropolitan areas, adding a new Vice President of Sales and Marketing and incurring additional marketing, sales and related operating expenses.   We believe that the level of our selling, general and administrative expenses will continue to increase over the levels reported for the year ended August 31, 2012, and the increase may be significant.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2011 and 2010

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2011 was $1,712,926 compared to $1,501,010 for fiscal 2010, an increase of $211,916, or approximately 14%.  This increase resulted primarily from the sale of more hyperthermia systems in fiscal year 2011 compared to fiscal year 2010, as further discussed above.

Research and Development Expenses – As discussed above, our research and development expenses for the year ended August 31, 2011 have been partially offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program received in November 2010.  Research and development expenses were $1,483,659 for fiscal 2011 compared to $2,429,215, for fiscal 2010, a decrease of $945,556, or approximately 39%.  In addition to the offset of the QTDP grants, research and development expenses decreased in fiscal year 2011 primarily from the shift from product development activities to initial sales and marketing efforts for the MicroThermX® product line, and due to our operating expense reduction measures.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $5,189,561 for fiscal 2011 compared to $5,130,017 in fiscal 2010, an increase of $59,544, or approximately 1%.  We implemented headcount reductions and other operating expense reduction measures in the latter part of fiscal year 2010.  However, as we continued the roll out of the MicroThermX® product line and the support of its global distribution network, we increased our marketing and sales staff, including three regional sales managers, an international sales manager, a director of marketing and a customer service manager, and incurred additional marketing, sales and related operating expenses.  As a result, we incurred an increase in our selling, general and administrative expenses for the year ended August 31, 2011.

Other Income (Expense)

Interest Income:  Interest income earned on our money market funds and savings accounts is currently immaterial to our business, and was $59,783, $67,233, and $11,042 for the years ended August 31, 2012, 2011 and 2010, respectively.

Other Income (Expense):  Other income (expense) is also immaterial to our business, and was $(6,208), $(3,279) and $3,405 for the years ended August 31, 2012, 2011 and 2010, respectively.

Income Tax (Provision) Benefit

For the years ended August 31, 2012 and 2011, we recorded an income tax provision of $988 and $800, respectively, and we recorded an income tax benefit of $6,571 for the year ended August 31, 2010.  Due to our operating losses, our income tax (provision) benefit is primarily related to state income taxes and is currently immaterial to our business.

Liquidity and Capital Resources

Since inception through August 31, 2012, we have generated an accumulated deficit of $37,377,247 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock and the exercise of stock options and warrants.  As of August 31, 2012, we had cash and cash equivalents of $11,102,508, comprised primarily of money market funds and savings accounts.

As of August 31, 2012, we had current liabilities totaling $742,297, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $126,420.

Stock Offerings

On October 1, 2009, a universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We completed four stock offerings utilizing the universal shelf registration statement during calendar year 2010, and we received total net proceeds of approximately $16.2 million.

On September 28, 2012, we again filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.

Warrant Exercises

During our fiscal year ended August 31, 2011, investors exercised warrants issued in the stock offerings to purchase a total of 1,501,134 common shares, with net proceeds to the Company of approximately $3.0 million.

Cash Flows from Operating, Investing and Financing Activities

During the year ended August 31, 2012, we used net cash of $5,935,939 in operating activities, primarily as a result of our net loss of $7,960,660, decreased by non-cash expenses of $1,538,237, including depreciation and amortization, stock-based compensation, stock issued for services and loss on disposition of property and equipment.  Net cash used in operating activities also included decreases in accounts payable of $106,182 and accrued liabilities of $11,087, partially offset by decreases in receivables of $482,743, inventories of $2,257 and other current assets of $1,079, and increases in accrued liabilities of $92,694 and customer deposits of $24,980.

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

Net cash used in investing activities, resulting from the purchase of property and equipment, was $97,521 and $214,554 for the years ended August 31, 2012 and 2011, respectively.

We had no net cash provided by financing activities for the year ended August 31, 2012.

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

As of August 31, 2012, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of August 31, 2012.

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

Recent Accounting Pronouncements

No new accounting pronouncements were issued during the year ended August 31, 2012 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

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

•	our expectations that we will continue and grow the successful results from our MicroThermX® fee-per-use equipment rental program throughout the U.S. that we have experienced to date;

•	our expectations that the SynchroWave antennas to be used in conjunction with the MicroThermX® will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX® and supplies of SynchroWave antennas will occur in calendar year 2013;

•	our intentions to continue to devote substantial sums to research and development;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

The following table presents selected unaudited quarterly financial data for each of the four quarters in our fiscal years 2012 and 2011.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenues	$658,998	$271,883	$651,387	$488,924	$506,985	$444,439	$1,675,477	$410,574
Gross margin (loss)	288,120	(75,730)	200,604	141,567	147,256	38,502	1,034,039	104,752
Net loss	(1,687,405)	(2,102,598)	(2,097,854)	(2,072,803)	(947,301)	(1,553,965)	(817,540)	(1,966,711)

Loss per common share - diluted	$(0.06)	$(0.07)	$(0.07)	$(0.07)	$(0.04)	$(0.05)	$(0.03)	$(0.07)

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

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of August 31, 2012.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of August 31, 2012.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of such date.  In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2012, management concluded that our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors can be found under the captions “Directors,” “Business Experience and Qualifications of Nominees for Election to the Board of Directors” and “Composition of the Board of Directors” in the Company’s definitive Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”).  That information is incorporated by reference.  Information about our executive officers and significant employees appearing under the captions “Executive Officers” and “Significant Employees” in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the captions “Director Compensation 2012,” “Director Compensation Table”, “Executive Compensation,” and “Compensation Committee Report,” in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the captions “Certain Relationships and Related Person Transactions” and “Affirmative Determinations Regarding Director Independence” in the Proxy Statement  is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policies” in the Proxy Statement is incorporated by reference.

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

21.1	Subsidiary List. Incorporated by reference to Exhibit 21.1 of the BSD Medical Corporation Annual Report on Form 10-KSB filed December 1, 2003.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of BSD pursuant to Rule 13a-14.

31.2	Certification of Chief Financial Officer of BSD pursuant to Rule 13a-14.

32.1	Certification of Chief Executive Officer attached pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of BSD pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Exhibits marked with an asterisk (*) are management contracts or compensatory plans or arrangements.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BSD MEDICAL CORPORATION

Date: November 14, 2012	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2012	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Date: November 14, 2012	By: /s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer (principal financial and accounting officer)

Date: November 14, 2012	By: /s/ Timothy C. McQuay
Timothy C. McQuay
Chairman of the Board of Directors

Date: November 14, 2012	By: /s/ Gerhard W. Sennewald
Dr. Gerhard W. Sennewald
Member of the Board of Directors

Date: November 14, 2012	By: /s/ Steven G. Stewart
Steven G. Stewart
Member of the Board of Directors

Date: November 14, 2012	By: /s/ Michael Nobel
Dr. Michael Nobel
Member of the Board of Directors

Date: November 14, 2012	By: /s/ Douglas P. Boyd
Dr. Douglas P. Boyd
Member of the Board of Directors

Date: November 14, 2012	By: /s/ Damian E. Dupuy
Dr. Damian E. Dupuy
Member of the Board of Directors

BSD MEDICAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
   of BSD Medical Corporation

We have audited the internal control over financial reporting of BSD Medical Corporation (the Company) as of August 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of August 31, 2012 and 2011, and the related statements of comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2012, and our report dated November 14, 2012 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of BSD Medical Corporation

We have audited the accompanying balance sheets of BSD Medical Corporation (the Company) as of August 31, 2012 and 2011, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BSD Medical Corporation’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2012 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 14, 2012

BSD MEDICAL CORPORATION
Balance Sheets
	August 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$11,102,508	$17,135,968
Accounts receivable, net of allowance for doubtful accounts of $20,000	289,587	397,264
Related party trade accounts receivable	33,257	408,323
Inventories, net	2,403,957	2,406,214
Other current assets	120,069	121,148
Total current assets	13,949,378	20,468,917

Property and equipment, net	1,412,639	1,445,897
Patents, net	4,032	25,092

	$15,366,049	$21,939,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$195,754	$301,936
Accrued liabilities	424,698	332,004
Customer deposits	24,980	-
Deferred revenue – current portion	96,865	42,214
Total current liabilities	742,297	676,154

Deferred revenue – net of current portion	126,420	192,158

Total liabilities	868,717	868,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 29,777,522 and 29,686,154 shares issued, respectively	29,778	29,686
Additional paid-in capital	51,845,035	50,458,729
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(37,377,247)	(29,416,587)
Total stockholders’ equity	14,497,332	21,071,594

	$15,366,049	$21,939,906

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Comprehensive Loss

	Years Ended August 31,
	2012	2011	2010
Revenues:
Sales	$1,608,179	$1,863,773	$1,273,017
Sales to related parties	333,663	1,063,495	309,259
Equipment rental	129,350	110,207	-
Total revenues	2,071,192	3,037,475	1,582,276

Cost of revenues:
Cost of sales	1,244,290	1,074,030	1,182,328
Cost of related party sales	260,553	618,823	318,682
Cost of equipment rental	11,788	20,073	-
Total cost of revenues	1,516,631	1,712,926	1,501,010

Gross margin	554,561	1,324,549	81,266

Operating costs and expenses:
Research and development	2,364,608	1,483,659	2,429,215
Selling, general and administrative	6,203,200	5,189,561	5,130,017
Total operating costs and expenses	8,567,808	6,673,220	7,559,232

Loss from operations	(8,013,247)	(5,348,671)	(7,477,966)

Other income (expense):
Interest income	59,783	67,233	11,042
Other income (expense)	(6,208)	(3,279)	3,405
Total other income (expense)	53,575	63,954	14,447

Loss before income taxes	(7,959,672)	(5,284,717)	(7,463,519)

Income tax (provision) benefit	(988)	(800)	6,571

Net loss and comprehensive loss	$(7,960,660)	$(5,285,517)	$(7,456,948)

Loss per common share:
Basic	$(0.27)	$(0.18)	$(0.32)
Diluted	$(0.27)	$(0.18)	$(0.32)

Weighted average number of shares outstanding:
Basic	29,717,000	28,838,000	23,257,000
Diluted	29,717,000	28,838,000	23,257,000

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Stockholders’ Equity
Years Ended August 31, 2012, 2011 and 2010

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, September 1, 2009	22,039,301	$22,040	$28,593,305	24,331	$(234)	$(16,674,122)	$11,940,989
Common stock issued for:
Services	93,170	93	149,907	-	-	-	150,000
Cash, net of offering costs of $762,528	4,046,208	4,046	6,489,677	-	-	-	6,493,723
Stock-based compensation	-	-	990,461	-	-	-	990,461
Net loss	-	-	-	-	-	(7,456,948)	(7,456,948)
Balance, August 31, 2010	26,178,679	26,179	36,223,350	24,331	(234)	(24,131,070)	12,118,225
Common stock issued for:
Services	36,538	36	150,129	-	-	-	150,165
Cash, net of offering costs of $744,844	1,750,000	1,750	9,700,906	-	-	-	9,702,656
Exercise of warrants for cash	1,501,134	1,501	2,987,905	-	-	-	2,989,406
Exercise of options for cash	213,000	213	331,907	-	-	-	332,120
Cashless option exercises	6,803	7	(7)	-	-	-	-
Stock-based compensation	-	-	1,064,539	-	-	-	1,064,539
Net loss	-	-	-	-	-	(5,285,517)	(5,285,517)
Balance, August 31, 2011	29,686,154	29,686	50,458,729	24,331	(234)	(29,416,587)	21,071,594
Common stock issued for services	91,368	92	179,908	-	-	-	180,000
Stock-based compensation	-	-	1,206,398	-	-	-	1,206,398
Net loss	-	-	-	-	-	(7,960,660)	(7,960,660)
Balance, August 31, 2012	29,777,522	$29,778	$51,845,035	24,331	$(234)	$(37,377,247)	$14,497,332

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Cash Flows

	Years Ended August 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(7,960,660)	$(5,285,517)	$(7,456,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,721	147,501	148,602
Stock issued for services	180,000	150,165	150,000
Stock-based compensation	1,206,398	1,064,539	990,461
Loss on disposition of property and equipment	118	-	-
Decrease (increase) in:
Receivables	482,743	(414,223)	(60,731)
Income tax receivable	-	50,000	1,365,758
Inventories	2,257	(167,960)	(443,778)
Other current assets	1,079	13,902	(40,514)
Increase (decrease) in:
Accounts payable	(106,182)	104,854	(29,823)
Accrued liabilities	92,694	108,084	(324,159)
Customer deposits	24,980	-	-
Deferred revenue	(11,087)	71,430	21,557

Net cash used in operating activities	(5,935,939)	(4,157,225)	(5,679,575)

Cash flows from investing activities:
Purchase of property and equipment	(97,521)	(214,554)	(122,521)

Net cash used in investing activities	(97,521)	(214,554)	(122,521)

Cash flows from financing activities:
Net proceeds from the sale of common stock	-	9,702,656	6,493,723
Proceeds from the exercise of warrants	-	2,989,406	-
Proceeds from the exercise of options	-	332,120	-

Net cash provided by financing activities	-	13,024,182	6,493,723

Net increase (decrease) in cash and cash equivalents	(6,033,460)	8,652,403	691,627
Cash and cash equivalents, beginning of year	17,135,968	8,483,565	7,791,938

Cash and cash equivalents, end of year	$11,102,508	$17,135,968	$8,483,565

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Notes to Financial Statements

Note 1:  Organization and Significant Accounting Policies

Organization and Business – BSD Medical Corporation (the “Company”) was incorporated in the State of Delaware on July 3, 1986.  We develop, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (RF) and microwave energy.  Our product lines include both hyperthermia and ablation treatment systems.  Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia) while increasing the effectiveness of other therapies such as radiation therapy.  Our microwave ablation system has been developed as a stand-alone therapy to ablate and destroy soft tissue.  We have developed extensive intellectual property, multiple products in the market and well established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals in the United States, Europe and China.

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

Inventories – Parts and supplies inventories are stated at the lower of cost or market.  Cost is determined using the average cost method.  Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $100,000 as of August 31, 2012 and 2011.

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

Warranty Reserve – We provide limited warranties to our customers for products sold.  Estimated future warranty obligations are accrued each period.  As of August 31, 2012 and 2011, the accrued warranty reserve was $24,261 and $28,867, respectively.  During the fiscal years ended August 31, 2012, 2011, and 2010, total warranty expense was $43,334, $34,303 and $28,509, respectively.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Options and warrants to purchase 5,590,762, 5,260,762 and 5,236,043 shares of common stock at prices ranging from $1.20 to $7.95, $1.20 to $7.95, and $0.56 to $7.95 per share were excluded from the calculation of diluted earnings per share for the years ended August 31, 2012, 2011 and 2010, respectively, because their effect was anti-dilutive.

The shares used in the computation of the basic and diluted earnings per share are reconciled as follows:

	Years Ended August 31,
	2012	2011	2010

Weighted average number of shares outstanding – basic	29,717,000	28,838,000	23,257,000
Dilutive effect of stock options and warrants	-	-	-

Weighted average number of shares outstanding, assuming dilution	29,717,000	28,838,000	23,257,000

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

Revenue Recognition – We recognize revenue from the sale of medical systems, the sale of parts, accessories, and consumable devices related to the systems, equipment rental, training, and service support contracts.  Total product sales, including related party product sales, were $1,358,604, $2,581,275 and $1,261,490 for the years ended August 31, 2012, 2011 and 2010, respectively.  Equipment rental income was $129,350, $110,207and $0 for the years ended August 31, 2012, 2011 and 2010, respectively.  Total service and other revenues, including related party service and other revenues, were $583,238, $345,993 and $320,786 for the years ended August 31, 2012, 2011 and 2010, respectively.

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

Advertising and Promotion – Advertising and promotion costs, which are principally included in sales expenses, are expensed as incurred.  Advertising and promotion expense was $179,669, $275,393 and $61,294 for the years ended August 31, 2012, 2011 and 2010, respectively.

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

Comprehensive Loss – Comprehensive loss is the same as net loss for all years presented.

Reclassifications – Certain amounts in the prior years have been reclassified to conform with the current year presentation.

Note 2:  Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts are as follows:

	August 31,
	2012	2011

Accounts receivable:

Trade receivables – non-related party	$306,053	$416,495
Other receivables	3,534	769
Allowance for doubtful accounts	(20,000)	(20,000)

	$289,587	$397,264

Inventories:

Parts and supplies	$1,180,428	$1,248,534
Work-in-process	803,049	1,110,362
Finished goods	520,480	147,318
Reserve for obsolete inventories	(100,000)	(100,000)

	$2,403,957	$2,406,214

Accrued liabilities:

Warranty reserve	$24,261	$28,867
Training and installation reserve	10,589	9,341
Accrued taxes payable	93,551	34,685
Payroll and other	296,297	259,111

	$424,698	$332,004

Note 3:  Property and Equipment

Property and equipment consist of the following:

	August 31,
	2012	2011

Equipment	$1,368,183	$1,314,814
Rental equipment	58,940	58,940
Furniture and fixtures	298,576	298,576
Building improvements	54,736	47,005
Building	956,000	956,000
Land	244,000	244,000

	2,980,435	2,919,335

Less accumulated depreciation	(1,567,796)	(1,473,438)

	$1,412,639	$1,445,897

Depreciation expense for the years ended August 31, 2012, 2011 and 2010 totaled $130,661, $121,388 and $122,174, respectively.

Note 4:  Patents

We have certain patents recorded net of accumulated amortization.  The patents are being amortized on a straight-line basis over their remaining legal life, up to a period of 17 years. Amortization expense was $21,060, $26,113 and $26,428 for the years ended August 31, 2012, 2011, and 2010, respectively.

Note 5:  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of August 31, 2012 and 2011, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

Stock Offerings

On October 1, 2009, a universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  Subsequent to August 31, 2012, we filed a new universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  See Note 16. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  We have previously completed four offerings utilizing our universal shelf registration statement.  Each of these offerings was completed during calendar year 2010.

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

The number of shares of our common stock and number of shares of our common stock issuable upon exercise of the warrants as well as the purchase price per fixed combination and the exercise price associated with each warrant which were sold in the 2010 Offerings are shown below:

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

A summary of the outstanding warrants issued in the stock offerings as of August 31, 2012 and changes during the year then ended is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding as of August 31, 2011	2,408,523	$4.56
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable as of August 31, 2012	2,408,523	$4.56	3.48

Note 6:  Deferred Revenue

We have entered into certain service contracts for which we have received payment in advance.  We are recognizing these service revenues over the life of the service agreements.

As of August 31, 2012 and 2011, we had deferred revenue of $223,285 and $234,372, respectively.

Note 7:  Major Customers and Foreign Sales

During the year ended August 31, 2012, we had sales to four customers totaling 16.11%, 12.64%, 11.05% and 10.86% of total revenues.  During the year ended August 31, 2011, we had sales to three customers totaling 35.01%, 10.01% and 10.01% of total revenues.  During the year ended August 31, 2010, we had sales to five customers totaling 22.75%, 19.55%, 19.15%, 15.86% and 12.04% of total revenues.

Export sales were $694,629, $1,135,372 and $678,893 in fiscal years 2012, 2011 and 2010, respectively.

During fiscal years 2012 and 2011, export sales to Germany were approximately 16% and 35% of total sales, respectively.  During fiscal year 2010, export sales to China and Germany were approximately 23% and 12% of total sales, respectively.

As of August 31, 2012, 64% of accounts receivable was due from one customer.

Note 8:  Related Party Transactions

During the years ended August 31, 2012, 2011, and 2010, we had sales of $333,663, $1,063,495 and $309,259, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent 16%, 35% and 20% of total sales for each respective year.

As of August 31, 2012 and 2011, receivables include $33,257 and $408,323, respectively, from these related parties.

Note 9:  Income Taxes

The components of the income tax (provision) benefit are as follows:

	Years Ended August 31,
	2012	2011	2010

Current:
Federal	$-	$-	$-
State	(988)	(800)	6,571

	(988)	(800)	6,571

Deferred:
Federal	-	-	-

	$(988)	$(800)	$6,571

The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:

	Years Ended August 31,
	2012	2011	2010

Income tax benefit at federal statutory rate	$2,706,000	$1,797,000	$2,538,000
Stock-based compensation	(324,000)	(249,000)	(205,000)
State income taxes, net of federal benefit	263,000	174,000	246,000
Research and development credit	88,000	102,000	209,000
Valuation allowance	(3,000,000)	(1,688,000)	(3,127,000)
Other	266,012	(136,800)	345,571

	$(988)	$(800)	$6,571

Deferred tax assets (liabilities) are comprised of the following:

	August 31,
	2012	2011
Current Asset:
Accruals and reserves	$19,000	$21,000
Deferred revenue	76,000	87,000
Inventories	71,000	85,000
Research and development and other tax credits	1,680,000	1,651,000
Net operating loss carryforwards	8,848,000	5,903,000
Valuation allowance	(10,694,000)	(7,747,000)

	$-	$-
Long-Term Asset:
Deferred compensation	$550,000	$505,000
Long-Term Liability:
Depreciation and amortization	(1,000)	(9,000)
Valuation allowance	(549,000)	(496,000)

	$-	$-

The ultimate realization of the deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of August 31, 2012, we recorded a valuation allowance of $10,694,000 against current deferred tax assets and a valuation allowance of $549,000 against net long-term deferred tax assets.  The increase in the valuation allowance for the year ended August 31, 2012 relates primarily to our operating losses.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of August 31, 2012, we had a net operating loss carryforward available to offset future taxable income of approximately $22,000,000, which will begin to expire in 2029.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended August 31, 2012, 2011 and 2010, we concluded the Company had no unrecognized tax benefit which would affect its effective tax rate if recognized.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of comprehensive loss in other income (expense).  As of August 31, 2012 and 2011, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  U.S. federal income tax returns from the year ended August 31, 2006 through the year ended August 31, 2012 are subject to examination.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows for the years ended August 31:

	2012	2011	2010

Cost of sales	$64,090	$38,273	$40,617
Research and development	202,453	185,406	174,026
Selling, general and administrative	939,855	840,860	775,818

Total	$1,206,398	$1,064,539	$990,461

During the year ended August 31, 2012, we granted 408,000 stock options to employees with exercise prices ranging from $1.47 to $2.58 per share and with one third vesting each year for the next three years.  The weighted average estimated grant-date fair value per share of these stock options was $1.28, and our assumptions used in the Black-Scholes valuation model to determine this estimated fair value are shown below:

Expected volatility	69.81%
Expected dividends	0.00%
Expected term	7.30 Years
Risk-free interest rate	1.34%

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

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.24 years is approximately $1,864,000 as of August 31, 2012.

A summary of the time-based stock option awards as of August 31, 2012, and changes during the year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of September 1, 2011	2,852,239	$3.74
Granted	408,000	2.19
Exercised	-	-		$-
Forfeited or expired	(78,000)	4.02

Outstanding as of August 31, 2012	3,182,239	$3.54	6.72	$124,222

Exercisable as of August 31, 2012	1,684,777	$3.76	5.53	$113,753

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.73 as of August 31, 2012, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

Note 12:  Supplemental Cash Flow Information

During the years ended August 31, 2012, 2011 and 2010, we paid no amounts for interest.  During the years ended August 31, 2012, 2011 and 2010 we paid $988, $800 and $0 for income taxes.

During the years ended August 31, 2012 and 2010 we had no non-cash financing and investing activities.  During the year ended August 31, 2011, non-cash financing and investing activities consisted of an increase to common stock and a decrease to additional paid-in capital of $7.

Note 14:  Commitments and Contingencies

We entered into an employment agreement with our Chief Technical Officer (“CTO”) dated November 2, 1988.  The agreement sets the CTO’s annual base salary for each year until October 1, 1993 and provides that after October 1, 1993 the CTO’s annual base salary will be based upon a reasonable mutual agreement between the CTO and the Company.  The CTO’s annual base salary was raised to $210,000 effective September 1, 2006.  In the event of termination of the CTO’s employment with the Company without cause (as defined in the agreement) or the CTO’s resignation for good reason (as defined in the agreement), the agreement provides that the CTO will receive severance pay for a one-year period, which pay includes an extension of all of his rights, privileges and benefits as an employee (including medical insurance).  The one-year severance pay shall be equal to the CTO’s average annual salary for the 12-month period immediately prior to the termination.  The agreement also requires us to pay the CTO for any accrued, unused vacation at the time of termination.  We are also obligated to pay the CTO $1,000 (or the equivalent value in stock options) for each newly issued patent obtained by us as a result of the CTO’s efforts (the CTO receives only $500 if multiple inventors are involved).  The CTO’s agreement includes a non-competition covenant prohibiting him from competing with us for one year following his termination.  We may continue the non-competition period for up to four additional years by notifying the CTO in writing and by continuing the severance payments for the additional years during which the non-competition period is extended.

We have an exclusive worldwide license for a unique temperature probe.  The license has no determinable life.  We pay royalties based upon sales of this probe.  Accrued royalties were $1,015 and $700 as of August 31, 2012 and 2011, respectively.  Royalty expense amounted to $2,275, $3,535 and $3,360 for the years ended August 31, 2012, 2011 and 2010, respectively.

Note 15:  Recent Accounting Pronouncements

No new accounting pronouncements were issued during the year ended August 31, 2012 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

Note 16:  Subsequent Events

Shelf Registration Statement – On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.