Form 10-Q
period 2012-11-30
BSD MEDICAL CORP
filed 2013-01-09
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 001-32526

_____________________________________

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

As of January 4, 2013, there were 29,753,191 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)

ASSETS	November 30, 2012	August 31, 2012
Current assets:
Cash and cash equivalents	$9,142,517	$11,102,508
Accounts receivable, net of allowance for doubtful accounts of $20,000	436,562	289,587
Related party trade accounts receivable	56,526	33,257
Inventories, net	2,344,058	2,403,957
Other current assets	136,373	120,069
Total current assets	12,116,036	13,949,378

Property and equipment, net	1,383,559	1,412,639
Patents, net	-	4,032

	$13,499,595	$15,366,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$210,344	$195,754
Accrued liabilities	459,454	424,698
Customer deposits	41,250	24,980
Deferred revenue – current portion	132,248	96,865
Total current liabilities	843,296	742,297

Deferred revenue – net of current portion	87,719	126,420

Total liabilities	931,015	868,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 29,777,522 shares issued	29,778	29,778
Additional paid-in capital	52,134,947	51,845,035
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(39,595,911)	(37,377,247)
Total stockholders’ equity	12,568,580	14,497,332

	$13,499,595	$15,366,049

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended November 30,
	2012	2011
Revenues:
Sales	$517,614	$317,488
Sales to related parties	70,271	300,860
Equipment rental	71,900	40,650

Total revenues	659,785	658,998

Cost of revenues:
Cost of sales	408,870	154,492
Cost of related party sales	61,377	213,439
Cost of equipment rental	2,947	2,947

Total cost of revenues	473,194	370,878

Gross margin	186,591	288,120

Operating costs and expenses:
Research and development	527,267	536,735
Selling, general and administrative	1,889,249	1,454,835

Total operating costs and expenses	2,416,516	1,991,570

Loss from operations	(2,229,925)	(1,703,450)

Other income (expense):
Interest income	9,946	18,059
Other income (expense)	1,315	(2,014)

Total other income (expense)	11,261	16,045

Loss before income taxes	(2,218,664)	(1,687,405)

Income tax benefit	-	-

Net loss and comprehensive loss	$(2,218,664)	$(1,687,405)

Net loss per common share:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

Weighted average number of shares outstanding:
Basic	29,778,000	29,686,000
Diluted	29,778,000	29,686,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,218,664)	$(1,687,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,272	37,059
Stock-based compensation	289,912	289,055
Loss on disposition of property and equipment	-	118
Decrease (increase) in:
Receivables	(170,244)	223,563
Inventories	59,899	(57,055)
Other current assets	(16,304)	23,324
Increase (decrease) in:
Accounts payable	14,590	(130,524)
Accrued liabilities	34,756	(66,070)
Customer deposits	16,270	-
Deferred revenue	(3,318)	(10,329)

Net cash used in operating activities	(1,955,831)	(1,378,264)

Cash flows from investing activities:
Purchase of property and equipment	(4,160)	(29,120)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(1,959,991)	(1,407,384)
Cash and cash equivalents, beginning of period	11,102,508	17,135,968

Cash and cash equivalents, end of period	$9,142,517	$15,728,584

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of November 30, 2012 and for the three months ended November 30, 2012 and 2011 is unaudited, and the condensed balance sheet as of August 31, 2012 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of November 30, 2012 and August 31, 2012 and the related unaudited condensed statements of comprehensive loss and cash flows for the three months ended November 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2012.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2012 and August 31, 2012 and our results of operations and our cash flows for the three months ended November 30, 2012 and 2011 have been included.  The results of operations for the three months ended November 30, 2012 may not be indicative of the results for our fiscal year ending August 31, 2013.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	November 30, 2012	August 31, 2012

Parts and supplies	$1,187,094	$1,180,428
Work-in-process	827,235	803,049
Finished goods	429,729	520,480
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,344,058	$2,403,957

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	November 30, 2012	August 31, 2012

Equipment	$1,372,093	$1,368,183
Rental equipment	58,940	58,940
Furniture and fixtures	298,576	298,576
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	2,984,345	2,980,435
Less accumulated depreciation	(1,600,786)	(1,567,796)

Property and equipment, net	$1,383,559	$1,412,639

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of November 30, 2012 and August 31, 2012, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

Shelf Registration Statement

On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of November 30, 2012, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2012	2,408,523	$4.56
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable at November 30, 2012	2,408,523	$4.56	3.23

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows (rounded to thousands):

	Three Months Ended November 30,
	2012	2011

Weighted average number of shares outstanding – basic	29,778,000	29,686,000
Dilutive effect of stock options and warrants	-	-

Weighted average number of shares outstanding – diluted	29,778,000	29,686,000

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months ended November 30, 2012 and 2011 because the effect would be anti-dilutive.  As of November 30, 2012, we had outstanding options and warrants to purchase a total of 5,583,762 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.  Related Party Transactions

During the three months ended November 30, 2012 and 2011, we had sales of $70,271 and $300,860, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 11% and 46% of total sales for each respective three-month period.

As of November 30, 2012 and August 31, 2012, receivables included $56,526 and $33,257, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 in our 2012 Annual Report on Form 10-K.  As of November 30, 2012, we had approximately 2,687,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended November 30,
	2012	2011

Cost of sales	$16,023	$16,023
Research and development	50,285	58,021
Selling, general and administrative	223,604	215,011

Total	$289,912	$289,055

During the three months ended November 30, 2012, we granted an employee 5,000 stock options at an exercise price of $2.05 per share and with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $1.10, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	62.67%
Expected dividends	0%
Expected term	7.4 years
Risk-free interest rate	1.02%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.06 years is approximately $1,560,000 as of November 30, 2012.

A summary of the time-based stock option awards as of November 30, 2012, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2012	3,182,239	$3.54
Granted	5,000	2.05
Exercised	-	-		$-
Forfeited or expired	(12,000)	3.85

Outstanding at November 30, 2012	3,175,239	$3.53	6.47	$92,207

Exercisable at November 30, 2012	1,781,444	$3.83	5.34	$90,307

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.66 as of November 30, 2012, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 8.  Supplemental Cash Flow Information

We paid no amounts for interest expense and income taxes during the three months ended November 30, 2012 and 2011.

During the three months ended November 30, 2012 and 2011, we had no non-cash financing and investing activities.

Note 9.  Recent Accounting Pronouncements

No new accounting pronouncements were issued during the three months ended November 30, 2012 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

Note 10.  Subsequent Events

Subsequent to November 30, 2012, the Board of Directors of the Company approved the grant of a total of 200,000 stock options to an employee, with an exercise price of $1.59 per share and with one third vesting each year for the next three years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below.  The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We develope, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (RF) and microwave energy.  Our product lines include both ablation and hyperthermia treatment systems.  Our microwave ablation system has been developed as a stand-alone therapy to employ precision-guided microwave energy to ablate (destroy) soft tissue.  Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia) while increasing the effectiveness of other therapies such as radiation therapy.  We have developed extensive intellectual property, multiple products in the market and established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals and clearances in the United States, Europe and China.

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

The MicroThermX® introduces into our product line an innovative SynchroWave disposable antenna that is used in each ablation treatment, which we believe will provide a significant ongoing revenue stream after the sale of the system.  We expanded the MicroThermX® market opportunity by introducing a new SynchroWave short tip (“ST”) antenna that can be used to deliver smaller, spherical ablation zones that more accurately target smaller tumors.  The existing SynchroWave long tip (“LT”) antenna delivers larger ablation zones, reducing the need for multiple ablations on larger tumors.  The multiple configurations of the SynchroWave antenna provide physicians the ability to precisely target the ablation zone to the numerous sizes and shapes of diseased tissue, significantly increasing the number of cases that can be treated with the MicroThermX®. The soft tissue ablation world market potential is estimated to exceed $2.3 billion.

We introduced a new Table Top MicroThermX® Microwave Ablation System (“T2”) designed for our fee-per-use rental program, which is more fully described below.  Portability and ease of use are keys to successful implementation of the equipment rental program.  The T2 is a small, lightweight, tabletop configuration that has the same advanced features as the original MicroThermX® configuration.

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

Over 380 patients have been successfully treated with the MicroThermX® at hospitals throughout the U.S. and Europe.  Clinicians have used the MicroThermX® to treat patients with cancers of the liver, lung, bone, and kidneys.  These evaluations represent an important milestone in the MicroThermX® sales cycle.  However, with hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX® may extend to well over six months.  Political and economic uncertainty in the industry due to recent government healthcare reform is also slowing hospital acquisition of capital equipment at all levels.

To bolster our MicroThermX® sales line and accelerate and maximize revenues, we have added a MicroThermX® fee-per-use equipment rental program.  We have experienced ongoing success with a MicroThermX® fee-per-use equipment rental program in the Salt Lake City, Utah area.  The Company launched a program with 5 hospitals in Salt Lake City that allowed hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use equipment rental for the treatment of patients using the MicroThermX®, dramatically shortening the sales cycle.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees, and we continue an aggressive rollout of this successful equipment rental program throughout the U.S.

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

Hyperthermia Systems

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

BSD is currently in discussions with our notified body, DQS Medizinprodukte GmbH, to resolve some outstanding issues with our CE certificate for our Hyperthermia Systems. Although we cannot predict the ultimate outcome of these discussions, we are confident we will be able to solve the outstanding issues in a timely manner.

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

Marketing and Distribution of MicroThermX®.  As previously discussed, our U.S. network of direct sales representatives and one domestic specialty distribution firm provides nationwide sales coverage for the MicroThermX® line of products.

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

Backlog

As of the date of the filing of this report, we had a hyperthermia systems sales backlog of $735,000.

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

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposables used with certain of our systems, training, service support contracts and other miscellaneous revenues.  During the three months ended November 30, 2012 and 2011, we also recognized revenues from equipment rental, including our fee-per-use rental income from our MicroThermX®.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through fiscal year 2012, we had minimal revenues from our MicroThermX® family of products.  However, with the successful introduction of our fee-per-use rental program and accelerating sales of disposable SynchroWave antennas, our revenues from our MicroThermX® family of products continue to grow.

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

As a result of these negative factors, we have been unable to sustain a significant increase in the number of hyperthermia systems sold, and we believe these difficulties may continue to negatively impact the sales of our hyperthermia systems and our MicroThermX®, and our operating results.  We sold no hyperthermia systems in the three months ended November 30, 2012.

The following table summarizes the number of our ablation and hyperthermia systems sold for the three months ended November 30, 2012 and 2011:

	Three Months Ended November 30,
	2012	2011

MicroThermX®	5	-

Hyperthermia Systems:
BSD-500	-	1
BSD-2000	-	1
BSD-2000/3D	-	-
BSD-2000/3D/MR	-	-

Total	-	2

We have historically derived a significant portion of our revenues from sales to related parties.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Dr. Sennewald Medizintechnik GmbH.    We derived $70,271, or approximately 11%, of our total revenue in the three months ended November 30, 2012 from sales to related parties, compared to $300,860 or approximately 46%, in the three months ended November 30, 2011.  We had no sales of hyperthermia systems to related parties in the three months ended November 30, 2012.

Total revenues for the three months ended November 30, 2012 of $659,785 were comparable to total revenues for the three months ended November 30, 2011 of $658,998.  The following tables summarize the sources of our revenues for the three months ended November 30, 2012 and 2011:

	Three Months Ended November 30,
	2012	2011
Non-Related Parties

Product sales	$219,000	$225,000
Consumable devices	224,425	42,355
Service contracts	69,522	43,747
Other	4,667	6,386

Total	$517,614	$317,488

	Three Months Ended November 30,
	2012	2011
Related Parties

Product sales	$50,000	$294,850
Consumable devices	1,350	-
Other	18,921	6,010

Total	$70,271	$300,860

All of the product sales revenues for the three months ended November 30, 2012 were from the sale of MicroThermX® systems.  The significant increase in consumable devices revenues for the three months ended November 30, 2012 compared to the three months ended November 30, 2011 was due primarily to increasing sales of SynchroWave disposable antennas that are used in each ablation treatment.

During the three months ended November 30, 2012 and 2011, we had equipment rental revenues of $71,900 and $40,650, respectively, with the increase in the current year first quarter attributable to increasing fee-per-use rental revenues from our MicroThermX®.

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

Total cost of revenues for the three months ended November 30, 2012 was $473,194 compared to $370,878 for the three months ended November 30, 2011, an increase of $102,316, or approximately 28%.  This increase resulted primarily from a different mix of sales in the three months ended November 30, 2012 compared to the three months ended November 30, 2011, particularly fewer sales of hyperthermia systems sold in the current year which have lower cost of sales as a percent of sales than our MicroThermX® systems.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems or other products sold during the period.  Our total gross margin was $186,591, or approximately 28% of total revenues, for the three months ended November 30, 2012 and $288,120, or approximately 44%, for the three months ended November 30, 2011.  The decrease in gross margin and gross margin percentage in the first three months of the current fiscal year resulted primarily from the decrease in hyperthermia systems sold, which systems have higher gross margins.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended November 30, 2012 were $527,267 which is comparable to $536,735 for the three months ended November 30, 2011, a decrease of $9,468 or 2%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,889,249 for the three months ended November 30, 2012 compared to $1,454,835 for the three months ended November 30, 2011, an increase of $434,414, or approximately 30%. Included in this increase is $110,740 for severance to be paid to the Company’s former Chief Financial Officer.  The remaining increase of $323,674 is due primarily to our continuing roll out of the MicroThermX® product line and the support of its global distribution network.  We have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  We believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported for the first quarter of our current fiscal year, and the increase may be significant.

Other Income (Expense)

During the three months ended November 30, 2012 and 2011, other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through November 30, 2012, we have generated an accumulated deficit of $39,595,911 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock and the exercise of stock options and warrants.  As of November 30, 2012, we had cash and cash equivalents of $9,142,517, comprised primarily of money market funds and savings accounts.

As of November 30, 2012, we had current liabilities totaling $843,296, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $87,719.

Stock Offerings

On October 1, 2009, a universal shelf registration statement (the “2009 Registration Statement”) was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We completed four stock offerings utilizing the universal shelf registration statement during calendar year 2010, and we received total net proceeds of approximately $19.0 million, including proceeds from the exercise of warrants issued in the stock offerings.

On September 28, 2012, we again filed a universal shelf registration statement with the SEC to replace the 2009 Registration Statement, for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.

Cash Flows from Operating, Investing and Financing Activities

During the three months ended November 30, 2012, we used net cash of $1,955,831 in operating activities, primarily as a result of our net loss of $2,218,664, decreased by non-cash expenses of $327,184, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities included increases in receivables of $170,244, other current assets of $16,304, and accrued liabilities of $34,756 and a decrease in deferred revenue of $3,318, partially offset by a decrease in inventories of $59,899 and increases in accounts payable of $14,590 and customer deposits of $16,270.

During the three months ended November 30, 2011, we used net cash of $1,378,264 in operating activities, primarily as a result of our net loss of $1,687,405, decreased by non-cash expenses of $326,232, including depreciation and amortization, stock-based compensation, and loss on disposition of property and equipment.  Net cash used in operating activities also included an increase in inventories of $57,055, and decreases in accounts payable of $130,524, accrued liabilities of $66,070 and deferred revenue of $10,329, partially offset by decreases in receivables of $223,563 and other current assets of $23,324.

Net cash used in investing activities, resulting from the purchase of property and equipment, was $4,160 and $29,120 for the three months ended November 30, 2012 and 2011, respectively.

We had no net cash provided by or used in financing activities for the three months ended November 30, 2012 and 2011.

We believe our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

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

As of November 30, 2012, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of November 30, 2012.

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

Recent Accounting Pronouncements

No new accounting pronouncements were issued during the three months ended November 30, 2012 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

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

•	our expectations that we will continue and grow the successful results from our MicroThermX® fee-per-use equipment rental program throughout the U.S. that we have experienced to date;

•	our expectations that the SynchroWave antennas to be used in conjunction with the MicroThermX® will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX® and supplies of SynchroWave antennas will occur in calendar year 2013;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2012 and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to our market risk as described in our annual report on Form 10-K for the year ended August 31, 2012.

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

PART II – OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Annual Report on Form 10-K for the year ended August 31, 2012.

Item 6.    Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

10.1	Separation Agreement and Release of All Claims between the Company and Dennis Gauger

31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             BSD MEDICAL CORPORATION

Date: January 9, 2013	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: January 9, 2013	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Accounting Officer)