Form 10-Q
period 2013-02-28
BSD MEDICAL CORP
filed 2013-04-05
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013

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

As of April 5, 2013, there were 29,753,191 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	February 28, 2013	August 31, 2012
Current assets:
Cash and cash equivalents	$7,731,846	$11,102,508
Accounts receivable, net of allowance for doubtful accounts of $20,000	481,777	289,587
Related party trade accounts receivable	24,593	33,257
Inventories, net	2,380,035	2,403,957
Other current assets	173,377	120,069
Total current assets	10,791,628	13,949,378

Property and equipment, net	1,359,384	1,412,639
Patents, net	-	4,032

	$12,151,012	$15,366,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$299,209	$195,754
Accrued liabilities	637,002	424,698
Customer deposits	41,250	24,980
Deferred revenue – current portion	92,229	96,865
Total current liabilities	1,069,690	742,297

Deferred revenue – net of current portion	87,719	126,420

Total liabilities	1,157,409	868,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 29,777,522 shares issued	29,778	29,778
Additional paid-in capital	52,421,367	51,845,035
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(41,457,308)	(37,377,247)
Total stockholders’ equity	10,993,603	14,497,332

	$12,151,012	$15,366,049

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues:
Sales	$766,084	$236,437	$1,283,698	$553,925
Sales to related parties	6,275	546	76,546	301,406
Equipment rental	46,900	34,900	118,800	75,550

Total revenues	819,259	271,883	1,479,044	930,881

Cost of Revenues:
Cost of sales	411,365	343,922	820,235	498,414
Cost of related party sales	5,069	744	66,446	214,183
Cost of equipment rental	2,947	2,947	5,894	5,894

Total cost of revenues	419,381	347,613	892,575	718,491

Gross margin (loss)	399,878	(75,730)	586,469	212,390

Operating costs and expenses:
Research and development	558,691	582,611	1,085,958	1,119,346
Selling, general and administrative	1,705,682	1,457,662	3,594,931	2,912,497

Total operating costs and expenses	2,264,373	2,040,273	4,680,889	4,031,843

Loss from operations	(1,864,495)	(2,116,003)	(4,094,420)	(3,819,453)

Other income (expense):
Interest income	6,720	15,970	16,666	34,029
Other (expense)	(3,622)	(2,565)	(2,307)	(4,579)

Total other income	3,098	13,405	14,359	29,450

Loss before income taxes	(1,861,397)	(2,102,598)	(4,080,061)	(3,790,003)

Income tax benefit	-	-	-	-

Net comprehensive loss	$(1,861,397)	$(2,102,598)	$(4,080,061)	$(3,790,003)

Net loss per common share:
Basic	$(0.06)	$(0.07)	$(0.14)	$(0.13)
Diluted	$(0.06)	$(0.07)	$(0.14)	$(0.13)

Weighted average number of shares outstanding:
Basic	29,778,000	29,686,000	29,778,000	29,686,000
Diluted	29,778,000	29,686,000	29,778,000	29,686,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net loss	$(4,080,061)	$(3,790,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,026	74,440
Stock-based compensation	576,332	580,510
Loss on disposition of property and equipment	-	118
Decrease (increase) in:
Receivables	(183,526)	543,346
Inventories	23,922	(76,639)
Other current assets	(53,308)	(3,320)
Increase (decrease) in:
Accounts payable	103,455	(50,530)
Accrued liabilities	212,304	73,462
Customer deposits	16,270	-
Deferred revenue	(43,337)	17,334

Net cash used in operating activities	(3,357,923)	(2,631,282)

Cash flows from investing activities:
Purchase of property and equipment	(12,739)	(84,618)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(3,370,662)	(2,715,900)
Cash and cash equivalents, beginning of the period	11,102,508	17,135,968

Cash and cash equivalents, end of the period	$7,731,846	$14,420,068

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of February 28, 2013 and for the three months and six months ended February 28, 2013 and February 29, 2012 is unaudited, and the condensed balance sheet as of August 31, 2012 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of February 28, 2013 and August 31, 2012, the related unaudited condensed statements of operations for the three months and six months ended February 28, 2013 and February 29, 2012, and the related unaudited condensed statements of cash flows for the six months ended February 28, 2013 and February 29, 2012 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2012.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of February 28, 2013 and August 31, 2012, our results of operations for the three months and six months ended February 28, 2013 and February 29, 2012 and our cash flows for the six months ended February 28, 2013 and February 29, 2012 have been included.  The results of operations for the three months and six months ended February 28, 2013 may not be indicative of the results for our fiscal year ending August 31, 2013.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	February 28, 2013	August 31, 2012

Parts and supplies	$1,192,863	$1,180,428
Work-in-process	928,421	803,049
Finished goods	358,751	520,480
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,380,035	$2,403,957

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	February 28, 2013	August 31, 2012

Equipment	$1,379,188	$1,368,183
Rental equipment	58,940	58,940
Furniture and fixtures	300,061	298,576
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	2,992,925	2,980,435
Less accumulated depreciation	(1,633,541)	(1,567,796)

Property and equipment, net	$1,359,384	$1,412,639

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of February 28, 2013 and August 31, 2012, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of February 28, 2013, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding as of August 31, 2012	2,408,523	$4.56
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable as of February 28, 2013	2,408,523	$4.56	2.99

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows (rounded to thousands):
	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Weighted average number of shares outstanding – basic	29,778,000	29,686,000	29,778,000	29,686,000
Dilutive effect of stock options and warrants	-	-	-	-

Weighted average number of shares outstanding – diluted	29,778,000	29,686,000	29,778,000	29,686,000

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and six months ended February 28, 2013 and February 29, 2012 because the effect would be anti-dilutive.  As of February 28, 2013, we had outstanding options and warrants to purchase a total of 5,698,762 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.              Related Party Transactions

During the three months ended February 28, 2013 and February 29, 2012, we had sales of $6,275 and $546, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 1% and 0% of total sales for each respective three-month period.  During the six months ended February 28, 2013 and February 29, 2012, we had sales of $76,546 and $301,406 to these related parties, representing approximately 5% and 32% of total sales for each respective six-month period.

As of February 28, 2013 and August 31, 2012, receivables included $24,593 and $33,257, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 to the financial statements in our 2012 Annual Report on Form 10-K.  As of February 28, 2013, we had approximately 2,572,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Cost of sales	$16,022	$16,023	$32,045	$32,046
Research and development	50,285	51,748	100,570	109,769
Selling, general and administrative	220,113	223,684	443,717	438,695

Total	$286,420	$291,455	$576,332	$580,510

During the six months ended February 28, 2013, we granted employees a total of 210,000 stock options at exercise prices ranging from $1.59 to $2.05 with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $0.86, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	63.04%
Expected dividends	0%
Expected term	7.4 years
Risk-free interest rate	1.05%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 0.99 years was approximately $1,373,000 as of February 28, 2013.

A summary of the time-based stock option awards as of February 28, 2013, and changes during the six months then ended, is as follows:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of August 31, 2012	3,182,239	$3.54
Granted	210,000	1.60
Exercised	-	-		$-
Forfeited or expired	(102,000)	3.54

Outstanding as of February 28, 2013	3,290,239	$3.41	6.41	$23,558

Exercisable as of February 28, 2013	2,104,444	$3.86	5.51	$23,558

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.32 as of February 28, 2013, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 8.  Supplemental Cash Flow Information

We paid no amounts for interest expense and income taxes during the six months ended February 28, 2013 and February 29, 2012.

During the six months ended February 28, 2013 and February 29, 2012, we had no non-cash financing and investing activities.

Note 9.  Recent Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended February 28, 2013 and through the date of filing this report that we believe are applicable to, or would have a material impact on our financial statements.

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

Approximately 600 patients have been successfully treated with the MicroThermX® at hospitals throughout the U.S. and Europe.  Clinicians have used the MicroThermX® to treat patients with cancers of the liver, lung, bone, and kidneys.  These evaluations represent an important milestone in the MicroThermX® sales cycle.  However, with hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX® may extend to well over six months.  Political and economic uncertainty in the industry due to recent government healthcare reform is also slowing hospital acquisitions of capital equipment at all levels.

To bolster our MicroThermX® sales line and accelerate and maximize revenues, we have added a MicroThermX® fee-per-use equipment rental program.  We have experienced ongoing success with a MicroThermX® fee-per-use equipment rental program in the Salt Lake City, Utah area.  We launched a program with 5 hospitals in Salt Lake City that allowed hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use equipment rental for the treatment of patients using the MicroThermX®, dramatically shortening the sales cycle.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees, and we continue an aggressive rollout of this successful equipment rental program throughout the U.S.

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

We are currently in discussions with our notified body, DQS Medizinprodukte GmbH, to resolve some outstanding issues with our CE certificate for our Hyperthermia Systems.  Although we cannot predict the ultimate outcome of these discussions, we are confident we will be able to solve the outstanding issues in a timely manner.

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

On January 2, 2013, following a protracted period of public comment, the EU issued a directive known as Restriction of Hazardous Substances (RoHS) that restricts the use of certain hazardous substances used in electrical equipment.  This directive mandates that all medical devices sold in the EU meet RoHS compliance requirements on or before July 22, 2014.  Noncompliant medical devices will be prohibited for sale in the EU community after this date.  We are currently evaluating the potential impact of this EU directive on our business including the costs and time needed to make our systems compliant with RoHS.

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

Historically, a significant portion of our revenues have been derived from sales to Dr. Sennewald Medizintechnik GmbH (“Medizintechnik”) located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  Medizintechnik is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in India and other countries in Europe and Asia.

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

In March 2013, we announced that the Company signed an exclusive agreement with Linden Bioscience Co., Ltd. (“Linden”), a Taiwan Corporation, for the sale and distribution of our hyperthermia products in Taiwan.  Linden’s primary focus will be licensing, marketing and selling the BSD-2000 in Taiwan.  Per the agreement, Linden is required to purchase a minimum number of BSD-2000 systems annually over a five year period.  Shipment of the first hyperthermia systems will coincide with Linden’s receipt of Taiwan FDA import license approval.

Backlog

As of the date of the filing of this report, we had a hyperthermia systems sales backlog of $812,500.

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

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposables used with certain of our systems, training, service support contracts and other miscellaneous revenues.  During the three months and six months February 28, 2013 and February 29, 2012, we also recognized revenues from equipment rental, including our fee-per-use rental income from our MicroThermX®.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through fiscal year 2012, we had minimal revenues from our MicroThermX® family of products.  However, with the successful introduction of our fee-per-use rental program and accelerating sales of disposable SynchroWave antennas, our revenues from our MicroThermX® family of products continue to grow.

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

The following table summarizes the number of our ablation and hyperthermia systems sold for the three months and six months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

MicroThermX®	1	3	6	3

Hyperthermia Systems:
BSD-500	2	-	2	1
BSD-2000	-	-	-	1
BSD-2000/3D	-	-	-	-
BSD-2000/3D/MR	-	-	-	-

Total Hyperthermia Systems	2	-	2	2

At times, we have derived a significant portion of our revenues from sales to related parties.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Dr. Sennewald Medizintechnik GmbH.  We derived $6,275, or approximately 1%, of our total revenue in the three months ended February 28, 2013 from sales to related parties, compared to $546, or approximately 0%, in the three months ended February 29, 2012.  We derived $76,546, or approximately 5%, of our total revenue in the six months ended February 28, 2013 from sales to related parties, compared to $301,406, or approximately 32%, in the six months ended February 29, 2012.  We had no sales of hyperthermia systems to related parties in the three months or six months ended February 28, 2013.

Total revenues for the three months ended February 28, 2013 were $819,259 compared to total revenues of $271,883 for the three months ended February 29, 2012, an increase of $547,376, or approximately 201%.  Total revenues for the six months ended February 28, 2013 were $1,479,044 compared to total revenues of $930,881 for the six months ended February 29, 2012, an increase of $548,163, or approximately 59%.  The increase in total revenues in the current year is due primarily to increases in all sources of revenues from our MicroThermX® line of products, including increased sales of MicroThermX® systems and consumable devices from increasing sales of SynchroWave disposable antennas that are used in each ablation treatment.  The following tables summarize the sources of our revenues for the three months and six months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Six Months Ended
Non-Related Parties	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Product sales	$491,700	$128,000	$710,700	$353,000
Consumable devices	204,510	59,315	428,935	101,670
Service contracts	60,314	42,939	129,836	86,686
Other	9,560	6,183	14,227	12,569

Total	$766,084	$236,437	$1,283,698	$553,925

	Three Months Ended		Six Months Ended
Related Parties	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Product sales	$-	$-	$50,000	$294,850
Consumable devices	1,050	-	2,400	-
Other	5,225	546	24,146	6,556

Total	$6,275	$546	$76,546	$301,406

During the three months ended February 28, 2013 and February 29, 2012, we had equipment rental revenues of $46,900 and $34,900, respectively.  During the six months ended February 28, 2013 and February 29, 2012, we had equipment rental revenues of $118,800 and $75,550, respectively, with the increase in the current year attributable to increasing fee-per-use rental revenues from our MicroThermX®.

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

Total cost of revenues for the three months ended February 28, 2013 was $419,381 compared to $347,613 for the three months ended February 29, 2012, an increase of $71,768, or approximately 21%.  Total cost of revenues for the six months ended February 28, 2013 was $892,575 compared to $718,491 for the six months ended February 29, 2012, an increase of $174,084, or approximately 24%.  These increases resulted primarily from increased sales in the current year.

Gross Margin (Loss)

Our gross margin (loss) and gross margin (loss) percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $399,878, or approximately 49% of total revenues, for the three months ended February 28, 2013 and our gross margin loss was $(75,730), or approximately -28%, for the three months ended February 29, 2012.  The increase in gross margin and gross margin percentage in the first three months of the current fiscal year compared to the first three months of the prior fiscal year resulted primarily from the increase in hyperthermia systems sold, which systems have higher gross margins.  Our total gross margin was $586,469, or approximately 40% of total revenues, for the six months ended February 28, 2013 and $212,390, or approximately 22%, for the six months ended February 29, 2012.  The increase in gross margin and gross margin percentage in the first six months of the current fiscal year compared to the first six months of the prior fiscal year resulted from a more favorable mix of products sold, including increasing sales of SynchroWave disposable antennas and fee-per-use rental revenues from our MicroThermX®.  In addition, as our sales volume increases, we are more able to fully absorb certain fixed overhead costs that are allocated to cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended February 28, 2013 were $558,691, compared to $582,611 for the three months ended February 29, 2012, a decrease of $23,920 or approximately 4%.  Research and development expenses for the six months ended February 28, 2013 were $1,085,958, compared to $1,119,346 for the six months ended February 29, 2012, a decrease of $33,388 or approximately 3%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,705,682 for the three months ended February 28, 2013 compared to $1,457,662 for the three months ended February 29, 2012, an increase of $248,020, or approximately 17%.  Selling, general and administrative expenses were $3,594,931 for the six months ended February 28, 2013 compared to $2,912,497 for the six months ended February 29, 2012, an increase of $682,434, or approximately 23%.  These increases are due primarily to our continuing roll out of the MicroThermX® product line and the support of its global distribution network.  We have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  Also included in the increase for the first six months of the current fiscal year is $110,740 for severance to be paid to our former Chief Financial Officer in connection with his separation from the Company.  We believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported for the first quarter of our current fiscal year, and the increase may be significant.

Other Income (Expense)

During the three months ended February 28, 2013 and February 29, 2012, other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through February 28, 2013, we have generated an accumulated deficit of $41,457,308 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock and the exercise of stock options and warrants.  As of February 28, 2013, we had cash and cash equivalents of $7,731,846, comprised primarily of money market funds and savings accounts.

As of February 28, 2013, we had current liabilities totaling $1,069,690, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $87,719.

Stock Offerings

On October 1, 2009, a universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We completed four stock offerings utilizing the universal shelf registration statement during calendar year 2010, and we received total net proceeds of approximately $19 million, including proceeds from the exercise of warrants issued in the stock offerings.

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

Cash Flows from Operating, Investing and Financing Activities

During the six months ended February 28, 2013, we used net cash of $3,357,923 in operating activities, primarily as a result of our net loss of $4,080,061, decreased by non-cash expenses totaling $646,358, comprised of depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included increases in receivables of $183,526 and other current assets of $53,308 and a decrease in deferred revenue of $43,337, partially offset by a decrease in inventories of $23,922 and increases in accounts payable of $103,455, accrued liabilities of $212,304 and customer deposits of $16,270.

During the six months ended February 29, 2012, we used net cash of $2,631,282 in operating activities, primarily as a result of our net loss of $3,790,003, decreased by non-cash expenses totaling $655,068, comprised of depreciation and amortization, stock-based compensation, and loss on disposition of property and equipment.  Net cash used in operating activities also included increase in inventories of $76,639 and other current assets of $3,320, and a decrease in accounts payable of $50,530, partially offset by a decrease in receivables of $543,346 and increases in accrued liabilities of $73,462 and deferred revenue of $17,334.

Net cash used in investing activities, resulting from the purchase of property and equipment, was $12,739 and $84,618 for the six months ended February 28, 2013 and February 29, 2012, respectively.

We had no net cash provided by or used in financing activities for the six months ended February 28, 2013 and February 29, 2012.

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

As of February 28, 2013, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of February 28, 2013.

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

Recent Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended February 28, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

Medical Device Excise Tax:

A Medical Device Excise Tax (MDET) was enacted into law as part of the Health Care Education Reconciliation Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices after December 31, 2012. The tax is 2.3% of the taxable base.  We estimate approximately 80 - 85% of our worldwide sales will be subject to the MDET which commenced on January 1, 2013.

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

•	our expectations that we will continue and grow the successful results from our MicroThermX® fee-per-use equipment rental program throughout the U.S. that we have experienced to date;

•	our expectations that the SynchroWave antennas to be used in conjunction with the MicroThermX® will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX® and supplies of SynchroWave antennas will occur in calendar year 2013;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that we will be able to solve outstanding issues related to our CE certificate for the Hyperthermia Systems;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

BSD MEDICAL CORPORATION

Date:	April 5, 2013	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date:	April 5, 2013	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Accounting Officer)