Form 10-Q
period 2013-05-31
BSD MEDICAL CORP
filed 2013-07-10
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 001-32526
_______________________________

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

As of July 10, 2013, there were 33,981,871 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2013

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	May 31, 2013	August 31, 2012
Current assets:
Cash and cash equivalents	$10,882,122	$11,102,508
Accounts receivable, net of allowance for doubtful accounts of $20,000	1,199,843	289,587
Related party trade accounts receivable	24,823	33,257
Inventories, net	2,309,299	2,403,957
Other current assets	201,609	120,069
Total current assets	14,617,696	13,949,378

Property and equipment, net	1,333,289	1,412,639
Patents, net	-	4,032

	$15,950,985	$15,366,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$385,334	$195,754
Accrued liabilities	423,419	424,698
Customer deposits	876,230	24,980
Deferred revenue – current portion	133,309	96,865
Total current liabilities	1,818,292	742,297

Deferred revenue – net of current portion	59,216	126,420

Total liabilities	1,877,508	868,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 34,006,202 and 29,777,522 shares issued, respectively	34,006	29,778
Additional paid-in capital	57,466,759	51,845,035
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(43,427,054)	(37,377,247)
Total stockholders’ equity	14,073,477	14,497,332

	$15,950,985	$15,366,049

See accompanying notes to condensed financial statements (unaudited)

BSD MEDICAL CORPORATION
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Revenues:
Sales	$1,256,583	$611,730	$2,540,281	$1,165,655
Sales to related parties	230	13,757	76,776	315,163
Equipment rental	59,900	25,900	178,700	101,450

Total revenues	1,316,713	651,387	2,795,757	1,582,268

Cost of Revenues:
Cost of sales	713,383	435,656	1,533,618	934,070
Cost of related party sales	81	12,180	66,527	226,363
Cost of equipment rental	2,947	2,947	8,841	8,841

Total cost of revenues	716,411	450,783	1,608,986	1,169,274

Gross margin	600,302	200,604	1,186,771	412,994

Operating costs and expenses:
Research and development	607,690	641,457	1,693,648	1,760,803
Selling, general and administrative	1,967,082	1,667,503	5,562,013	4,580,000

Total operating costs and expenses	2,574,772	2,308,960	7,255,661	6,340,803

Loss from operations	(1,974,470)	(2,108,356)	(6,068,890)	(5,927,809)

Other income (expense):
Interest income	7,708	13,861	24,374	47,890
Other expense	(2,984)	(2,371)	(5,291)	(6,950)

Total other income	4,724	11,490	19,083	40,940

Loss before income taxes	(1,969,746)	(2,096,866)	(6,049,807)	(5,886,869)

Provision for income taxes	-	(988)	-	(988)

Net loss and comprehensive loss	$(1,969,746)	$(2,097,854)	$(6,049,807)	$(5,887,857)

Net loss per common share:
Basic	$(0.06)	$(0.07)	$(0.20)	$(0.20)
Diluted	$(0.06)	$(0.07)	$(0.20)	$(0.20)

Weighted average number of shares outstanding:
Basic	32,042,000	29,717,000	30,541,000	29,696,000
Diluted	32,042,000	29,717,000	30,541,000	29,696,000

See accompanying notes to condensed financial statements (unaudited)

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,049,807)	$(5,887,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,454	113,207
Stock-based compensation	862,514	891,054
Stock issued for services	180,001	180,000
Loss on disposition of property and equipment	-	118
Decrease (increase) in:
Receivables	(901,822)	542,204
Inventories	94,658	87,954
Other current assets	(81,540)	(30,215)
Increase (decrease) in:
Accounts payable	189,580	(64,597)
Accrued liabilities	(1,279)	(132,176)
Customer deposits	851,250	-
Deferred revenue	(30,760)	(2,317)

Net cash used in operating activities	(4,785,751)	(4,302,625)

Cash flows from investing activities:
Purchase of property and equipment	(18,072)	(96,345)

Cash flows from financing activities:
Net proceeds from the sale of common stock	4,583,437	-

Net decrease in cash and cash equivalents	(220,386)	(4,398,970)
Cash and cash equivalents, beginning of the period	11,102,508	17,135,968

Cash and cash equivalents, end of the period	$10,882,122	$12,736,998

See accompanying notes to condensed financial statements (unaudited)

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of May 31, 2013 and for the three months and nine months ended May 31, 2013 and 2012 is unaudited, and the condensed balance sheet as of August 31, 2012 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of May 31, 2013 and August 31, 2012, the related unaudited condensed statements of comprehensive loss for the three months and nine months ended May 31, 2013 and 2012, and the related unaudited condensed statements of cash flows for the nine months ended May 31, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2012.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2013 and August 31, 2012, our results of operations for the three months and nine months ended May 31, 2013 and 2012 and our cash flows for the nine months ended May 31, 2013 and 2012 have been included.  The results of operations for the three months and nine months ended May 31, 2013 may not be indicative of the results for our fiscal year ending August 31, 2013.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	May 31, 2013	August 31, 2012

Parts and supplies	$1,216,454	$1,180,428
Work-in-process	986,279	803,049
Finished goods	206,566	520,480
Reserve for obsolete inventory	(100,000)	(100,000)

Inventories, net	$2,309,299	$2,403,957

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	May 31, 2013	August 31, 2012

Equipment	$1,384,520	$1,368,183
Rental equipment	58,940	58,940
Furniture and fixtures	300,061	298,576
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	2,998,257	2,980,435
Less accumulated depreciation	(1,664,968)	(1,567,796)

Property and equipment, net	$1,333,289	$1,412,639

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of May 31, 2013 and August 31, 2012, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

Shelf Registration Statement

On September 28, 2012, we filed a universal shelf registration statement (form S-3; file number 333-184164) with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.  We may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

April 2013 Stock Offering

On April 9, 2013, we entered into a placement agency agreement (the “Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 4,065,042 shares of our common stock and warrants to purchase up to 3,048,782 shares of our common stock in a registered direct public offering (the “Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities sold in the Offering.  We also reimbursed the Placement Agent for all reasonable and documented out-of-pocket expenses incurred by the Placement Agent in connection with the Offering, not to exceed the lesser of (i) $35,000 or (ii) 8% of the gross proceeds of the Offering, less the Placement Agent’s placement fee.

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

Also on April 9, 2013, we and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering, pursuant to which we agreed to sell an aggregate of 4,065,042 shares of our common stock and warrants to purchase a total of 3,048,782 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $5.0 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.23 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter at an exercise price of $1.65 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that, subject to certain exceptions, we will not, within the 30 trading days following the closing of the Offering (which period may be extended in certain circumstances), enter into any agreement to issue or announce the issuance or proposed issuance of any securities.

We also agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a “Variable Rate Transaction,” which means a transaction in which we:

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

We also agreed with each of the purchasers if we issue securities within the 12 months following the closing of the Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We also agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the Purchase Agreement.

We closed the Offering on April 12, 2013.  The net proceeds to us from the Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $4.6 million.

The Offering was completed using our shelf registration statement on Form S-3, pursuant to a prospectus supplement filed with the SEC.

Warrants

A summary of the outstanding warrants issued in the Offering and prior stock offerings as of May 31, 2013, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding as of August 31, 2012	2,408,523	$4.56
Issued	3,048,782	1.65
Exercised	-	-
Forfeited or expired	-	-

Outstanding as of May 31, 2013	5,457,305	$2.93	4.21

Exercisable as of May 31, 2013	2,408,523	$4.56	2.74

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows (rounded to thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Weighted average number of shares outstanding – basic	32,042,000	29,717,000	30,541,000	29,696,000

Dilutive effect of stock options and warrants	-	-	-	-

Weighted average number of shares outstanding – diluted	32,042,000	29,717,000	30,541,000	29,696,000

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and nine months ended May 31, 2013 and 2012 because the effect would be anti-dilutive.  As of May 31, 2013, we had outstanding options and warrants to purchase a total of 8,772,544 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.   Related Party Transactions

During the three months ended May 31, 2013 and 2012, we had sales of $230 and $13,757, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 0% and 2% of total sales for each respective three-month period.  During the nine months ended May 31, 2013 and 2012, we had sales of $76,776 and $315,163 to these related parties, representing approximately 3% and 20% of total sales for each respective nine-month period.

As of May 31, 2013 and August 31, 2012, receivables included $24,823 and $33,257, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 to the financial statements in our 2012 Annual Report on Form 10-K.  As of May 31, 2013, we had approximately 2,547,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Cost of sales	$16,022	$16,021	$48,067	$48,067
Research and development	50,285	44,956	150,855	154,725
Selling, general and administrative	219,875	249,567	663,592	688,262

Total	$286,182	$310,544	$862,514	$891,054

During the nine months ended May 31, 2013, we granted employees a total of 360,000 stock options at exercise prices ranging from $1.20 to $2.05 with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $0.77, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	63.43%
Expected dividends	0%
Expected term	7.4 years
Risk-free interest rate	1.19%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 0.91 years was approximately $1,185,000 as of May 31, 2013.

A summary of the time-based stock option awards as of May 31, 2013, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2012	3,182,239	$3.54
Granted	360,000	1.43
Exercised	-	-		$-
Forfeited or expired	(227,000)	4.00

Outstanding at May 31, 2013	3,315,239	$3.28	6.33	$20,779

Exercisable at May 31, 2013	2,058,778	$3.76	5.34	$11,779

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.26 as of May 31, 2013, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 8.  Supplemental Cash Flow Information

We paid no amounts for interest expense during the nine months ended May 31, 2013 and 2012.  We paid $0 and $988 for income taxes during the nine months ended May 31, 2013 and 2012, respectively.

During the nine months ended May 31, 2013 and 2012, we had no non-cash financing and investing activities.

Note 9.  Recent Accounting Pronouncements

No new accounting pronouncements were issued during the nine months ended May 31, 2013 and through the date of filing this report that we believe are applicable to or would have a material impact on our financial statements.

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

Our Table Top MicroThermX® Microwave Ablation System (“T2”) is designed for our fee-per-use rental program, which is more fully described below.  Portability and ease of use are keys to successful implementation of the equipment rental program.  The T2 is a small, lightweight, tabletop configuration that has the same advanced features as the original MicroThermX® configuration.

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

Clinicians have used microwave ablation systems to treat patients with cancers of the liver, lung, bone, and kidneys.

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

To bolster our MicroThermX® sales line and accelerate and maximize revenues, we have a MicroThermX® fee-per-use equipment rental program.  The fee-per-use program allows hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use equipment rental for the treatment of patients using the MicroThermX®, dramatically shortening the sales cycle.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees. We continue to aggressively market and sell the rental program throughout the U.S.

We have in place direct sales representatives in key major metropolitan areas who provide “personal service” to new users of the microwave ablation technique.  We provide all of our domestic customers with extensive hands-on training to ensure success in clinical use of the MicroThermX® system.  Our representatives are experienced interventional sales representatives with seasoned contacts in the field of interventional oncology.  Our Vice President of Sales and Marketing has a 37 year history in marketing medical devices and equipment to physicians.  His primary focus is on the worldwide sales of our MicroThermX® line of products.  Our U.S. sales program also includes one domestic specialty distribution firm.

This sales model allows us to concentrate on major areas of opportunity in the ablation market.  We have hired direct sales representatives to cover the following key metropolitan areas: Florida, New York, New Jersey, Philadelphia, Chicago, Phoenix, Las Vegas, Southern California, Dallas and Houston, Ohio, Western Pennsylvania, Northern Kentucky and Oklahoma.  We plan to continue to expand the direct sales program into other metropolitan areas in the future.

We also continue our emphasis on Europe and other international markets.  In April 2013, we announced an exclusive multi-million dollar master distribution agreement with Terumo Europe NV, a wholly owned subsidiary of Terumo Corporation, for our MicroThermX® line of products in 100 countries in Europe, Western Asia and Northern Africa.  Terumo Corporation is a global medical device leader with nearly $5 billion in annual sales and operations in over 160 countries.  Terumo Europe NV has established itself as a pioneer in the field of interventional oncology.  The potential market size for MicroThermX® in these countries is estimated to be in excess of $1 billion in annual sales.  We believe this distribution agreement validates the large market opportunity for MicroThermX® ablation products and is expected to drive market adoption for the MicroThermX® as a leading ablation therapy system and to drive revenue growth toward profitability.

We have entered into other international distribution agreements with specialty distribution firms.  These firms have purchased MicroThermX® systems and SynchroWave antennas.  We provide all of our international distributors with extensive hands-on training to ensure success in clinical use of the MicroThermX® system.

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

Our primary FDA approval (described as a pre-market approval, or “PMA”, which is the standard FDA approval required to market Class III medical devices in the United States) for the BSD-500 is for the use of hyperthermia and radiation therapy to treat certain tumors using the BSD-500.  The BSD-500 is approved for use alone or in conjunction with radiation therapy in the palliative management of certain solid surface and subsurface malignant tumors (i.e., melanoma, squamous- or basal-cell carcinoma, adenocarcinoma, or sarcoma) that are progressive or recurrent despite conventional therapy.

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

BSD-2000/3D.  Through research funded by the National Cancer Institute in the United States and supportive efforts by other domestic and international research institutions, we enhanced the BSD-2000 to create the BSD-2000/3D.  The BSD-2000/3D adds three-dimensional steering of deep focused energy, enabling additional electronic steering along the long axis of the body.  As part of our international collaborative research efforts, sophisticated treatment planning software for the BSD-2000/3D was developed.

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

In addition, we recently entered into an exclusive, long-term master distribution agreement with Terumo Europe NV in 100 countries in Europe, Western Asia and Northern Africa.  We have a Director of International Sales and previously entered into agreements with other international specialty distribution firms.  Our marketing and distribution strategy for our MicroThermX®  business includes seeking out and securing additional master distribution arrangements for our MicroThermX® line of products in other parts of the world.

Marketing and Distribution of Hyperthermia Systems.  To support our direct sales and marketing efforts for our hyperthermia systems and products in the United States, we currently utilize independent sales representatives supported by senior management of the Company.

Historically the Company has recognized revenues derived from sales to Dr. Sennewald Medizintechnik GmbH (“Medizintechnik”) located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  This company is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in India and other countries in Europe and Asia.

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

In March 2013, we announced that the Company signed an exclusive agreement with Linden Bioscience Co., Ltd. (“Linden”), a Taiwan Corporation, for the sale and distribution of our hyperthermia products in Taiwan.  Linden’s primary focus will be licensing, marketing and selling the BSD-2000 in Taiwan.  Per the agreement, Linden is required to purchase a minimum number of BSD-2000 systems annually over a five year period, totaling a cumulative $7.1 million in revenue to us.  In May 2013, we received an initial purchase order from Linden, committing to purchase four BSD-2000 Hyperthermia Systems.  Shipment of the first hyperthermia systems will coincide with Linden’s receipt of Taiwan FDA import license approval which Linden believes it can obtain by November 2013.

As demonstrated by our recent signing of the master distribution agreement with Terumo Europe NV for our MicroThermX® line of products, our current strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products including our hyperthermia systems.  Consistent with this strategy we engaged Roth Capital Partners on June 1, 2013 to serve as our exclusive advisor with the goal to seek out, identify opportunities and, if possible, secure a transaction or transaction(s) relating to BSD’s hyperthermia business including, but not limited to, partnering or other collaborative agreements, a sale of assets and/or other strategic arrangements.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Backlog

As of the date of the filing of this report, we had total sales backlog for our hyperthermia systems of $2.3 million.

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

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposables used with certain of our systems, training, service support contracts and other miscellaneous revenues.  During the three months and nine months ended May 31, 2013 and 2012, we also recognized revenues from equipment rental, including our fee-per-use rental income from our MicroThermX®.  Our revenues can fluctuate significantly from period to period because our sales, to date, have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  Sales of a few hyperthermia systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the hyperthermia systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.  Through fiscal year 2012, we had minimal revenues from our MicroThermX® family of products.  However, with our distribution agreement with Terumo Europe NV, the successful introduction of our fee-per-use rental program and accelerating sales of disposable SynchroWave antennas, our revenues from our MicroThermX® family of products continue to grow.

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

As a result of these negative factors, we have been unable to sustain a significant increase in the number of hyperthermia systems sold, and we believe these difficulties may negatively impact the sales of our hyperthermia systems and our MicroThermX®, and our operating results.

At times, we have derived a significant portion of our revenues from sales to related parties; however, these related party sales have become less significant in recent periods.  All of the related party revenue was for the sale of hyperthermia systems and related component parts and services sold to Dr. Sennewald Medizintechnik GmbH.  We derived $230, or approximately 0%, of our total revenue in the three months ended May 31, 2013 from sales to related parties, compared to $13,757, or approximately 2%, in the three months ended May 31, 2012.  We derived $76,776, or approximately 3%, of our total revenue in the nine months ended May 31, 2013 from sales to related parties, compared to $315,163, or approximately 20%, in the nine months ended May 31, 2012.  We had no sales of hyperthermia systems to related parties in the three months or nine months ended May 31, 2013.

Total revenues for the three months ended May 31, 2013 were $1,316,713 compared to total revenues of $651,387 for the three months ended May 31, 2012, an increase of $665,326, or approximately 102%.  Total revenues for the nine months ended May 31, 2013 were $2,795,757 compared to total revenues of $1,582,268 for the nine months ended May 31, 2012, an increase of $1,213,489, or approximately 77%.  The increase in total revenues in the current year is due primarily to increases in all sources of revenues from our MicroThermX® line of products, including increased sales of MicroThermX® systems and consumable devices from increasing sales of SynchroWave disposable antennas that are used in each ablation treatment.  The following tables summarize the sources of our revenues for the three months and nine months ended May 31, 2013 and 2012:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Non-Related Parties

Product sales	$819,751	$485,753	$1,530,451	$838,753
Consumable devices	342,730	66,955	771,665	168,625
Service contracts	72,137	52,370	201,974	139,056
Other	21,965	6,652	36,191	19,221

Total	$1,256,583	$611,730	$2,540,281	$1,165,655

Related Parties

Product sales	$-	$-	$50,000	$294,850
Consumable devices	-	11,550	2,400	11,550
Other	230	2,207	24,376	8,763

Total	$230	$13,757	$76,776	$315,163

During the three months ended May 31, 2013 and 29, 2012, we had equipment rental revenues of $59,900 and $25,900, respectively.  During the nine months ended May 31, 2013 and 2012, we had equipment rental revenues of $178,700 and $101,450, respectively, with the increase in the current year attributable to increasing fee-per-use rental revenues from our MicroThermX®.

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

Total cost of revenues for the three months ended May 31, 2013 was $716,411 compared to $450,783 for the three months ended May 31, 2012, an increase of $265,628, or approximately 59%.  Total cost of revenues for the nine months ended May 31, 2013 was $1,608,986 compared to $1,169,274 for the nine months ended May 31, 2012, an increase of $439,712, or approximately 38%.  These increases resulted primarily from increased sales in the current year.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $600,302, or approximately 46% of total revenues, for the three months ended May 31, 2013 and our gross margin was $200,604, or approximately 31%, for the three months ended May 31, 2012.  Our total gross margin was $1,186,771, or approximately 42% of total revenues, for the nine months ended May 31, 2013 and $412,994, or approximately 26%, for the nine months ended May 31, 2012.  The increase in gross margin and gross margin percentage in the first nine months of the current fiscal year compared to the first nine months of the prior fiscal year resulted from a more favorable mix of products sold, including increasing sales of SynchroWave disposable antennas and fee-per-use rental revenues from our MicroThermX®.  In addition, as our sales volume increases, we are more able to fully absorb certain fixed overhead costs that are allocated to cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended May 31, 2013 were $607,690, compared to $641,457 for the three months ended May 31, 2012, a decrease of $33,767 or approximately 5%.  Research and development expenses for the nine months ended May 31, 2013 were $1,693,648, compared to $1,760,803 for the nine months ended May 31, 2012, a decrease of $67,155 or approximately 4%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,967,082 for the three months ended May 31, 2013 compared to $1,667,503 for the three months ended May 31, 2012, an increase of $299,579, or approximately 18%.  Selling, general and administrative expenses were $5,562,013 for the nine months ended May 31, 2013 compared to $4,580,000 for the nine months ended May 31, 2012, an increase of $982,013, or approximately 21%.  These increases are due primarily to our continuing roll out of the MicroThermX® product line and the support of its global distribution network.  We have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  Throughout the first nine months of fiscal 2013 we have incurred nonrecurring expenses supporting regulatory requirements in all parts of the world wherein we currently market our products and in markets for which we have contracts to sell products when regulatory approvals are obtained.  Also included in the increase for the first nine months of the current fiscal year is $110,740 for severance to be paid to our former Chief Financial Officer.  We believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported to date for our current fiscal year, and the increase may be significant.

Other Income (Expense)

During the three months and nine months ended May 31, 2013 and 2012, other income (expense) was not material to our operations.

Liquidity and Capital Resources

Since inception through May 31, 2013, we have generated an accumulated deficit of $43,427,054 where generally our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock and the exercise of stock options and warrants.  As of May 31, 2013, we had cash and cash equivalents of $10,882,122, comprised primarily of money market funds and savings accounts.

As of May 31, 2013, we had current liabilities totaling $1,818,292, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $59,216.

Shelf Registration Statements

On October 1, 2009, a universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million (the “2009 Shelf Registration Statement”).  We completed four stock offerings utilizing the universal shelf registration statement during calendar year 2010, and we received total net proceeds of approximately $19 million, including proceeds from the exercise of warrants issued in the stock offerings.

On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  We filed this universal shelf registration statement because the 2009 Shelf Registration Statement was close to its expiration date.  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.  We may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

April 2013 Stock Offering

On April 9, 2013, we entered into a placement agency agreement (the “Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 4,065,042 shares of our common stock and warrants to purchase up to 3,048,782 shares of our common stock in a registered direct public offering (the “Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities sold in the Offering.  We also reimbursed the Placement Agent for all reasonable and documented out-of-pocket expenses incurred by the Placement Agent in connection with the Offering, not to exceed the lesser of (i) $35,000 or (ii) 8% of the gross proceeds of the Offering, less the Placement Agent’s placement fee.

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

Also on April 9, 2013, we and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering, pursuant to which we agreed to sell an aggregate of 4,065,042 shares of our common stock and warrants to purchase a total of 3,048,782 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $5.0 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.23 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter at an exercise price of $1.65 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that, subject to certain exceptions, we will not, within the 30 trading days following the closing of the Offering (which period may be extended in certain circumstances), enter into any agreement to issue or announce the issuance or proposed issuance of any securities.

We also agreed with each of the purchasers that while the warrants are outstanding, we will not affect or enter into an agreement to affect a “Variable Rate Transaction,” which means a transaction in which we:

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

We also agreed with each of the purchasers if we issue securities within the 12 months following the closing of the Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We also agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the Purchase Agreement.

We closed the Offering on April 12, 2013.  The net proceeds to us from the Offering, after deducting placement agent fees and the offering expenses borne by us, were approximately $4.6 million

The Offering was completed using our shelf registration statement on Form S-3, pursuant to a prospectus supplement filed with the SEC.

Cash Flows from Operating, Investing and Financing Activities

During the nine months ended May 31, 2013, we used net cash of $4,785,751 in operating activities, primarily as a result of our net loss of $6,049,807, decreased by non-cash expenses totaling $1,143,969, comprised of depreciation and amortization, stock-based compensation and stock issued for services.  Net cash used in operating activities also included increases in receivables of $901,822 and other current assets of $81,540 and decreases in accrued liabilities of $1,279 and deferred revenue of $30,760, partially offset by a decrease in inventories of $94,658 and increases in accounts payable of $189,580 and customer deposits of $851,250.

During the nine months ended May 31, 2012, we used net cash of $4,302,625 in operating activities, primarily as a result of our net loss of $5,887,857, decreased by non-cash expenses totaling $1,184,379, comprised of depreciation and amortization, stock-based compensation, stock issued for services and loss on disposition of property and equipment.  Net cash used in operating activities also included an increase in other current assets of $30,215, and decreases in accounts payable of $64,597, accrued liabilities of $132,176 and deferred revenue of $2,317, partially offset by decreases in receivables of $542,204 and inventories of $87,954.

Net cash used in investing activities, resulting from the purchase of property and equipment, was $18,072 and $96,345 for the nine months ended May 31, 2013 and 2012, respectively.

During the nine months ended May 31, 2013 net cash provided by financing activities was $4,583,437 comprised of the net proceeds from the sale of common stock.  We had no net cash provided by or used in financing activities for nine months ended May 31, 2012.

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

As of May 31, 2013, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of May 31, 2013.

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

Recent Accounting Pronouncements

No new accounting pronouncements were issued during the nine months ended May 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

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

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our belief that the distribution agreement with Terumo Europe NV will drive market adoption of the MicroThermX® ;

•	our expectations that we will continue and grow the successful results from our MicroThermX® fee-per-use equipment rental program throughout the U.S. that we have experienced to date;

•	our expectations that the SynchroWave antennas to be used in conjunction with the MicroThermX® will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX® and supplies of SynchroWave antennas will occur in calendar year 2013;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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
1.1
Placement Agency Agreement, dated as of April 9, 2013, by and among the Company and Roth Capital Partners, LLC.  Incorporated by reference to Exhibit 1.1 to the BSD Medical Corporation Form 8-K, filed April 9, 2013.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed April 9, 2013.

10.1	Securities Purchase Agreement, dated as of April 9, 2013, by and between the Company and each of the purchasers identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed April 9, 2013.

10.2	Employment Agreement with Harold R. Wolcott dated May 22, 2013

31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

BSD MEDICAL CORPORATION

Date: July 10, 2013	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: July 10, 2013	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Accounting Officer)