Form 10-K
BSD MEDICAL CORP
filed 2013-11-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2013 was approximately $30,218,360.

As of November 9, 2013, the registrant had 34,006,202 shares of its common stock, par value $.001, outstanding.

Documents Incorporated by Reference:  Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders, which is expected to be held February 6, 2014, are incorporated by reference into Part III hereof.

BSD MEDICAL CORPORATION
FORM 10-K

For the Year Ended August 31, 2013

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

We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (“RF”) and microwave energy.  Our business objectives are to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer using microwave/RF systems.

In spite of the advances in cancer treatment technology, the five year survival rate for all cancers in the United States is only 67%.  Our product line includes systems that have been strategically designed to offer a range of thermal treatment systems for the treatment of cancer, including both ablation and hyperthermia treatment systems.  Studies have shown that both ablation and hyperthermia treatments kill cancer, but they have different clinical applications.

Our microwave ablation system is used to ablate (destroy) soft tissue with heat alone.  Thermal ablation usually refers to heat treatments delivered at temperatures above 55°C for short periods of time.  Thermal ablation is used to destroy local tumors using a short intense focus of heat on a specific area.

Our hyperthermia cancer treatment systems are used to treat cancer with heat (hyperthermia) while boosting the effectiveness of radiation for certain tumors through a number of biological mechanisms.  Hyperthermia is usually used to increase the effectiveness of other therapies; e.g., radiation therapy and chemotherapy for the treatment of locally advanced cancers.  Hyperthermia usually refers to treatments delivered at temperatures of 40-45°C for one hour.

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

We are experiencing growth in our operating revenues from our MicroThermX® Microwave Ablation System (“MicroThermX”) line of products as a result of an exclusive, long-term, multi-million dollar distribution agreement with Terumo Europe NV (Terumo), a wholly owned subsidiary of Terumo Corporation.  The agreement with Terumo, which we announced in April 2013,  covers 100 countries in Europe, Western Asia, and Northern Africa.  In addition, MicroThermX revenues and sales of disposable SynchroWave antennas have increased in the US market as well.

The number of hyperthermia systems sold has decreased this year due to negative regulatory, economic and other healthcare industry factors.  We have experienced declining hyperthermia revenues from our distributor in Europe, a related party.  We have entered into distribution agreements for our hyperthermia systems in China, South Korea and Taiwan.  We anticipate that these distribution agreements will result in increased hyperthermia sales in the future; however, certain regulatory approvals must first be obtained in these countries before we will realize increased sales, and we cannot currently predict the outcome of these efforts.

We recognize revenues from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX.  Information regarding our revenues, assets, and results of our operations is contained in our financial statements and notes thereto and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this annual report on Form 10-K.

Our current corporate strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products, including our hyperthermia systems.  The recent signing of the master distribution agreement with Terumo for our MicroThermX line of products was a result of this strategy.  Consistent with this strategy, we engaged Roth Capital Partners on June 1, 2013, to serve as our exclusive advisor with the goal to seek out, identify opportunities and, if possible, secure a transaction or transaction(s) relating to BSD’s hyperthermia business, including, but not limited to, partnering or other collaborative agreements, a sale of assets and/or other strategic arrangements.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Our common stock trades on the NASDAQ Stock Market (NASDAQ) under the symbol “BSDM.”

Our Contributions to Cancer Therapy

Despite the massive attention given to cancer prevention and treatment, the American Cancer Society estimated that during 2013 approximately 1,660,000 new cancer cases will be diagnosed and that approximately 580,000 Americans will die from cancer.  In the United States, the chance of developing cancer during a person’s lifetime is one in two for men and one in three for women.  Cancer is the second most common cause of death in the US, exceeded only by heart disease, accounting for nearly 1 of every 4 deaths.  Cancer develops when abnormal cells in a part of the body begin to grow out of control and spread to other parts of the body.

Our cancer treatment systems have been developed to both kill cancer directly with heat and to increase the effectiveness of the primary cancer treatments, which are used in conjunction with the heat therapy.  Therapies currently used to treat cancer include radiation therapy, chemotherapy, surgery, ablation and hyperthermia.

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

We have developed various technologies for heating cancerous tumors, depending on their location in the body.  Through our developments, cancers such as melanomas or recurrent breast cancer located near the surface of the body can be treated with superficial cancer treatment applicators and systems.  Cancers that can be accessed through catheters inserted into the tumor as part of invasive radiation techniques (which are used to treat prostate cancer or head and neck cancer) can be treated with small, inserted antennas that we have developed to deliver focused microwave energy directly into the cancerous tissue.  We have also developed systems to non-invasively treat cancers located deep in the body by focusing electromagnetic energy on the cancer through a cylindrical applicator that surrounds the body.  This cylindrical applicator contains an array of multiple antennae that focus radio frequency energy on the tumor.  Temperature levels for treatments are monitored through small temperature sensors.  Some of our systems can be interfaced with magnetic resonance imaging, or MRI, so that the treatment in progress can be observed, and temperatures can be observed, and temperatures can be monitored through images colorized to depict gradation of temperature levels (thermography).

Our hyperthermia systems include the BSD-500 Hyperthermia System, which is used to treat certain cancers located on or near the surface of the body or areas that can be accessed using inserted antennae and the BSD-2000 Hyperthermia System family of products used to non-invasively deliver localized hyperthermia to solid tumors, including those located deep within the body.

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

MicroThermX® Microwave Ablation System

Our MicroThermX Microwave Ablation System (“MicroThermX”) is a compact, mobile, state-of-the-art, proprietary system that includes a microwave generator, single-patient-use disposable antennas with cooling circuit, and a thermistor-based temperature monitoring system.  The innovative design of the MicroThermX is the first of its kind that allows delivery of higher power levels using a single generator.  The MicroThermX utilizes innovative, proprietary, synchronous phased array technology that was developed and patented by us to provide scalable and more uniform zones of ablation during a single procedure.

The MicroThermX introduces into our product line an innovative SynchroWave disposable antenna that is used in each ablation treatment, which we believe will provide a significant ongoing revenue stream after the sale of the system.  We expanded the MicroThermX market opportunity by introducing a new SynchroWave short tip (“ST”) antenna that can be used to deliver smaller, spherical ablation zones that more accurately target smaller tumors.  The existing SynchroWave long tip (“LT”) antenna delivers larger ablation zones, reducing the need for multiple ablations on larger tumors.  The multiple configurations of the SynchroWave antenna provide physicians the ability to precisely target the ablation zone to the numerous sizes and shapes of diseased tissue, significantly increasing the number of cases that can be treated with the MicroThermX®. The soft tissue ablation world market potential is estimated to exceed $2.3 billion.

Our Table Top MicroThermX® Microwave Ablation System (“T2”) is designed for our fee-per-use rental program, which is more fully described below.  Portability and ease of use are keys to successful implementation of the equipment rental program.  The T2 is a small, lightweight, tabletop configuration that has the same advanced features as the original MicroThermX configuration.

In August 2010, the U.S. Food and Drug Administration (“FDA”) granted us a 510(k) clearance to market the MicroThermX for ablation of soft tissue.  Clearance from the FDA of the 510(k) Premarket Notification submission authorizes the commercial sale of the MicroThermX in the United States.  We have also received CE (Conformité Européenne) Marking for the MicroThermX, which allows us to market the MicroThermX in the thirty countries that comprise the European Union (“EU”) and the European Free Trade Association (“EFTA”).  CE Marking is also recognized in many countries outside of the EU, providing us the ability to market the MicroThermX to a number of international markets.  As further discussed below, we have established distribution in a number of countries and have accepted purchase orders for and have shipped both MicroThermX systems and SynchroWave antennas.

Clinicians have used microwave ablation systems to treat patients with cancers of the liver, lung, bone, and kidneys.

We have placed a select number of MicroThermX systems with pivotal, high-profile, interventional oncology opinion leaders.  These medical facilities continue to reorder disposable SynchroWave antennas, validating the ongoing revenue stream we anticipate.  Existing users of the MicroThermX continue to report positive clinical results in the treatment of cancerous tumors.

These evaluations represent an important milestone in the MicroThermX sales cycle.  However, with hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX may extend to well over six months.  Political and economic uncertainty in the industry due to recent government healthcare reform and increasing regulatory requirements throughout the world are also slowing hospital acquisition of capital equipment at all levels.

In April 2013, we announced an exclusive multi-million dollar master distribution agreement with Terumo Europe NV, a wholly owned subsidiary of Terumo Corporation, for our MicroThermX line of products in 100 countries in Europe, Western Asia and Northern Africa.  Terumo Corporation is a global medical device leader with nearly $5 billion in annual sales and operations in over 160 countries.  Terumo Europe NV has established itself as a pioneer in the field of interventional oncology.  The potential market size for MicroThermX in these countries is estimated to be in excess of $1 billion in annual sales.  We believe this distribution agreement validates the large market opportunity for MicroThermX ablation products and is expected to drive market adoption for the MicroThermX as a leading ablation therapy system and to drive revenue growth toward profitability.

With the initial success of our relationship with Terumo Europe NV, we will continue our strategy to seek out other master distribution arrangements in lucrative geographic medical device markets such as Asia and South America.

Domestically we have sales representatives covering the following key metropolitan areas: Florida, New York, New Jersey, Philadelphia, Chicago, Phoenix, Las Vegas, Southern California, Dallas and Houston, Ohio, Western Pennsylvania, Northern Kentucky and Oklahoma.  We will continue to expand our sales force into other domestic metropolitan areas in the future.

In addition to selling our MicroThermX line we also offer a MicroThermX fee-per-use equipment rental program.  The fee-per-use program allows hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use equipment rental for the treatment of patients using the MicroThermX, dramatically shortening the sales cycle.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with highly profitable equipment rental fees.  We continue to aggressively market and sell the rental program throughout the U.S.

We are committed to “personal service” to new users of the microwave ablation technique.  We provide all of our customers with extensive hands-on training to ensure success in clinical use of the MicroThermX system.  Our representatives are experienced interventional sales representatives with seasoned contacts in the field of interventional oncology.  Our senior sales management team includes professionals with a rich history in marketing medical devices and equipment worldwide.

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

BSD-2000.  The BSD-2000 Hyperthermia System, or the BSD-2000, family of products includes the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR.  These systems non-invasively deliver localized therapeutic heating (hyperthermia) to solid tumors by applying radiofrequency (RF) energy to certain cancerous tumors, including those located deep within the body.  These systems consist of four major subsystems:  an RF power generator delivery subsystem; a proprietary, thermistor-based, thermometry subsystem; a computerized monitoring and control subsystem; and an applicator subsystem that includes an applicator and patient support system; as well as various accessories.  The BSD-2000 delivers energy to a patient using a power source and an array of multiple antennae that surround the patient’s body.  The BSD-2000 systems create a central focusing of energy that can be adjusted to target the shape, size, and location of the tumor, thus providing dynamic control of the heating delivered to the tumor region.  The basic BSD-2000 has eight microwave antennae, enabling electronic steering of energy within the patient’s body.  The BSD-2000/3D has 24 microwave antennae enabling additional electronic steering along the long axis of the body.  The 3D steering is particularly useful when used with a magnetic resonance system that provides non-invasive 3D thermometry imaging of the heated regions for image guided therapy, thus permitting the clinician to view the heating pattern in the tumor and steer the energy to the tumor site.

We have received CE Marking for the BSD-2000 family of products, which allows us to market the BSD-2000 systems in the thirty countries that comprise the EU and the EFTA.  CE Marking is also recognized in many countries outside of the EU, providing us the ability to market the BSD-2000 family of products to a number of international markets.

The BSD-2000 Hyperthermia System is approved in the EU as a cancer therapy to deliver targeted therapeutic in conjunction with chemotherapy and/or radiation therapy in order to destroy malignant tumors.  The BSD-2000 is used to deliver therapeutic heat to patients who have certain deep and subsurface malignant tumors by the external application of electromagnetic energy.  The BSD-2000 also monitors the temperature of target and surrounding tissues by means of invasive temperature sensors.

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

We have not yet submitted to the FDA a marketing application for the BSD-2000/3D.  However, we have obtained the CE Mark necessary to export the BSD-2000/3D to European countries and other countries requiring CE Mark certification.

BSD-2000/3D/MR.  As a further enhancement of the BSD-2000/3D, we have added to it the option of concurrent magnetic resonance imaging, or MRI, used for non-invasively monitoring the tissue temperatures during delivery of deep hyperthermia therapy.  Using sophisticated microwave filtering and imaging software, the BSD-2000/3D/MR allows an MRI system to be interfaced with and operate simultaneously with a BSD-2000/3D.  The development of MRI treatment thermometry monitoring is a significant breakthrough in the development of hyperthermic oncology primarily because it allows non-invasive “on-line” review of hyperthermic treatment progress.

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

Marketing and Distribution

MicroThermX®.  Our U.S. network of direct sales representatives and one domestic specialty distribution firm provides nationwide sales coverage for the MicroThermX line of products.

In addition, we recently entered into an exclusive, long-term master distribution agreement with Terumo Europe NV in 100 countries in Europe, Western Asia and Northern Africa.  We have a Director of International Sales and previously entered into agreements with other international specialty distribution firms.  Our marketing and distribution strategy for our MicroThermX business includes seeking out and securing additional master distribution arrangements for our MicroThermX line of products in other parts of the world.

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

In 2005, we entered into an agreement with Dalian Orientech Co. LTD (“Orientech”), a privately owned company, to assist us in obtaining regulatory approval from China’s Food and Drug Administration (the “CFDA”) for the sale of the BSD-2000 in the People’s Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country.  Orientech subsequently obtained CFDA approval, allowing the distributor to begin to market and sell the BSD-2000 system to hospitals in China.    During the period of the original agreement BSD sold 17 BSD-2000s to Orientech.  We renewed this exclusive distribution agreement in February 2012, which requires Orientech to purchase a minimum of 32 BSD-2000s over a 4 year period, commencing when Orientech receives renewal of their original approval to sell the BSD-2000 from China’s Food and Drug Administration (the “CFDA”). CFDA approval has to be renewed every 4 years for all medical devices.  Renewal from the CFDA is pending, and Orientech has obtained approval to import BSD-2000s on a limited basis.

In December 2011, we announced that we signed an exclusive agreement with Han Beam Technology, Inc. (formerly known as CyberKnife Korea) for the sale and distribution of our hyperthermia products in South Korea.  Han Beam Technology, Inc. (Han Beam) is a premier distributor of sophisticated medical devices in South Korea and represents a number of major medical device companies.  Han Beam is a leading distributor of oncology products in South Korea and has established strong relationships with radiation oncologists throughout the country.  As part of the agreement, CKK is required to purchase a minimum number of hyperthermia systems from us each year.  We are in the process of obtaining regulatory approval for the BSD-2000 in South Korea.

In August 2012, we announced that we had obtained approval to market our hyperthermia systems in the Russian Federation.  The marketing approval covers all BSD-2000 Hyperthermia System configurations and the BSD-500 Hyperthermia System.

In March 2013, we announced that we signed an exclusive agreement with Linden Bioscience Co., Ltd. (“Linden”), a Taiwan Corporation, for the sale and distribution of our hyperthermia products in Taiwan.  Linden’s primary focus will be licensing, marketing and selling the BSD-2000 in Taiwan.  Per the agreement, Linden is required to purchase a minimum number of BSD-2000 systems annually over a five year period, totaling a cumulative $7.1 million in revenue to us.  In May 2013, we received an initial purchase order from Linden, committing to purchase four BSD-2000 Hyperthermia Systems.  Shipment of the first hyperthermia systems will coincide with Linden’s receipt of Taiwan FDA import license approval.

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

Competition in the medical products industry is intense.  We believe that established product lines and cancer therapies, governmental approvals, know-how and reputation in the industry are key competitive factors.  Currently, only a few companies besides BSD have received FDA approval to manufacture and sell hyperthermia therapy systems within the United States, including U.S. Labthermics and Celsion Corporation, and only a few companies besides BSD are marketing hyperthermia outside the U.S.  Celsion has been principally involved with clinical trials related to thermotherapy, hyperthermia and related fields; however, Celsion has announced the transformation of its company from a medical device company to a biopharmaceutical, solely focused on the development of drugs for the treatment of cancer.  Several other companies have received IDEs in the United States or other international approvals for certain hyperthermia systems designed to treat both malignant and benign diseases.  Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in cancer treatment businesses), and they have significantly greater resources than we do. There are other companies providing hyperthermia products in Europe and Asia.

Product Service

We generally provide a 12-month warranty and record a liability for the warranty following installation on all our cancer treatment systems and a 90-day limited warranty on individual components.  We install and service the systems we sell to domestic customers.  In addition, we provide technical and clinical training to our customers.  Subsequent to the applicable warranty period, we offer our domestic customers full or limited service contracts.

Generally, our international distributors install and service our systems sold to foreign customers and are responsible for managing their own warranty programs for their customers, including labor and travel expenses.  We provide training, procedures and forms to the distributors providing these types of services.  We provide warranties for the replacement and/or repair of parts for 12 months for systems sold internationally through distributors and for 90 days for individual components.  Spare parts are generally purchased by the distributors and stored at the distributors’ maintenance facilities to allow prompt repair.

Production

We manufacture and test our systems and products at our facilities in Salt Lake City, Utah.  Our manufacturing facility is ISO 13485:2003 certified and follows FDA quality systems regulations.  Some equipment components we purchase from suppliers are customized to our specifications.  Key factors in our manufacturing process are assembly and testing.  We purchase component parts and other materials from a variety of suppliers and believe we can acquire materials and parts from multiple sources on a timely basis.

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

Although our MicroThermX has received FDA marketing clearance as a 510(k) submission, most of our hyperthermia treatment systems, including the BSD-500 and the BSD-2000 and related products, have required or require PMA or an HDE marketing approval from the FDA instead of the simpler 510(k) clearance.  PMA or HDE approval requires that we demonstrate that the medical device is safe and effective or safe with a probable benefit.  To do this, we conduct either laboratory and/or clinical testing.  FDA approval must be obtained before commercial distribution of the product.  We intend to continue to make improvements in and to our existing products.  Significant product changes for PMA or HDE approved devices must be submitted to the FDA under investigational device exemptions, or IDEs, or under PMA or HDE supplements.  As described in the above section entitled “Our Products and Services”, we have obtained a PMA for our BSD-500 system and an HDE for our BSD-2000 system.  Significant changes to the MicroThermX may require a new 510(k).

Foreign countries, in which our products are or may be sold, have regulatory requirements that can vary widely from country to country.  Sales into the European Union, or EU, require compliance with the Medical Devices Directive, or MDD, and require us to obtain the necessary certifications to have a CE Mark affixed to our products.  All medical devices must be manufactured in accordance with regulations and in compliance with other applicable standards.  We have obtained necessary ISO certification of our quality, development, and manufacturing processes, and we have successfully completed the CE Mark testing and Annex II audit.  After certification and CE Marking approval, an EU approved notified body reviews quality and design records annually to maintain certification, including design and manufacturing practices, labeling, record-keeping, and required reporting of adverse experiences.  We must maintain compliance with all current and future directives and requirements to maintain ISO certification and to continue to affix the CE Mark, and there can be no assurance that we will continue to maintain compliance with regulatory requirements imposed on us. In addition, regulations for sale of medical devices into the EU are being revised and the revisions will impose stricter requirements on medical device companies, and there can be no assurance that we will continue to maintain compliance with future regulatory requirements.

After we receive FDA approval to market a medical device, we continue to have ongoing responsibilities under the Federal Food, Drug, and Cosmetic Act and FDA regulations.  The FDA currently mandates a post approval study for PMA and HDE approved devices, and a post approval registry study was mandated by the FDA as part of our HDE approval for the BSD-2000 Hyperthermia System.  Due to challenges enrolling patients and sites in a small population with this rare disease, no patients have yet been enrolled in the post-approval study.  BSD is committed to its post-approval study and, as such, is in collaborative discussions with the FDA regarding how to restructure the framework of the study and how best to address these challenges.

The FDA also reviews design and manufacturing practices, labeling, record-keeping, and required reporting of adverse experiences.  All medical devices must be manufactured in accordance with regulations specified in the FDA Quality System Regulations, or QSR, and in compliance with other applicable standards.

In complying with the FDA, EU, and other country regulations, we must continue to expend time, money and effort in the areas of design control, production, and quality control to ensure full compliance.

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

International sales are subject to the regulatory and safety requirements of the country into which the sale occurs.  There can be no assurance that all of the necessary approvals will be granted on a timely basis or at all.  Delays in receipt of or failure to receive such approvals would have a material adverse effect on our financial condition and results of operations.  International sales of medical devices are subject to FDA export requirements.

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

The Federal Communications Commission, or FCC, regulates the frequencies of microwave and radio frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The BSD-500 fixed frequency systems and applicators and the MicroThermX ablation system and applicators emit 915 MHz, which is approved by the FCC for medical applications.  Accordingly, these systems do not require shielding to prevent interference with communications.  Our BSD-2000 deep hyperthermia variable-frequency generators and applicators require electromagnetic shielding.

Patents, Licenses, and Other Rights

Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Our policy is to file patent applications to protect significant technology, inventions and product improvements.  We currently own eight non-expired patents in the United States related to certain components or technology of our ablation and hyperthermia systems.  We currently have one patent license from Duke University.  Seven new U.S. patent applications are pending and six have been published in the United States, and one foreign patent is issued and others are pending.  A total of 29 U.S. patents have been issued to BSD.  We believe that our patents represent the early pioneering and dominant patents in this field.

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

On July 1, 2001, we acquired the rights to all FDA approvals and the rights to manufacture all cancer products formerly owned by Clinitherm Corp.  These products are related to the hyperthermia therapy delivered by our BSD-500 systems and our enhancements to such systems involve incorporating some of the Clinitherm rights we acquired into such systems.  This involved only a one-time cash payment with no continuing costs.

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

Research and Development

Research and development expenses for fiscal years 2013, 2012 and 2011 were $2,281,854, $2,364,608 and $1,483,659, respectively.  Our research and development expenses for the year ended August 31, 2011 have been partially offset by the $488,958 proceeds from two separate U.S. government grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program received in our first fiscal quarter ended November 30, 2010.

We submitted QTDP grant applications for our BSD-2000 Hyperthermia System and our MicroThermX Microwave Ablation System and both applications were approved for the maximum award for a single program of $244,479, or a total of $488,958.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.

We continue our efforts to enhance our current hyperthermia and ablation products and to develop new products related to the following:

•	development of SynchroWave short tip antenna used to deliver smaller, spherical ablation zones;

•	incorporating new requirements into the design and manufacturing processes;

•	designing and testing of new advanced cooled disposable microwave ablation antennas;

•	supporting MicroThermX CE marking approval efforts;

•	development of various commercial configurations of the BSD-2000/3D/MR to adapt to both Siemens and GE MR configurations;

•	updating our BSD-500 and BSD-2000 system designs for both reduced cost and improved manufacturability;

•	supporting BSD-2000, BSD-2000/3D and BSD-2000/3D/MR CE Marking approval efforts;

•	supporting product approvals for non-US governments;

•	R&D projects not publicly disclosed.

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

At times, we have derived a significant portion of our revenues from sales to Dr. Sennewald Medizintechnik GmbH located in Munich, Germany, which is a significant distributor of our products in Europe and which is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  However, we have recently experienced declining sales from this related party.  For fiscal year 2013 we had sales of $99,896, or 3% of our total sales, from the sale of hyperthermia systems and various component parts sold to Medizintechnik, as compared to sales of $333,663, or 16% of our total sales, in fiscal 2012, and sales of $1,063,495, or 35% of our total sales, in fiscal 2011.  Management believes the terms of the transactions with Medizintechnik were arm’s length and fair to the Company.

A significant portion of our revenues are derived from sales to foreign customers.  During the years ended August 31, 2013, 2012 and 2011, export sales totaled $1,470,619, $694,629 and $1,135,372, or approximately 40%, 34% and 37% of total sales, respectively.  During the year ended August 31, 2013, we had sales to one customer totaling 30.36% of total revenues.  During the year ended August 31, 2012, we had sales to four customers totaling 16.11%, 12.64%, 11.05% and 10.86% of total revenues.  During the year ended August 31, 2011, we had sales to three customers totaling 35.01%, 10.01% and 10.01% of total revenues.

During the years ended August 31, 2013, 2012 and 2011, domestic sales totaled $2,202,673, $1,376,563and $1,902,103, or approximately 60%, 66% and 63%, respectively.

Backlog

As of August 31, 2013, we had a sales backlog of $2.5 million.

Employees

As of August 31, 2013, we had 48 employees; 45 of whom were full-time employees.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with our employees to be satisfactory.  We depend upon a limited number of key management, manufacturing, and technical personnel.  Our future success will depend in part on our ability to retain these highly qualified employees.

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

Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $45,628,938 at August 31, 2013.  We reported net losses of $8,251,691, $7,960,660 and $5,285,517 in fiscal years 2013, 2012 and 2011, respectively.

We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities.  To become profitable we will need to increase significantly the revenues we receive from sales of our MicroThermX® line of products and our hyperthermia systems to improve our profitability on a quarterly or annual basis.  We have been unable to do this in the past and we may be unable to do so in the future, and therefore may never achieve profitability.

We have obtained FDA clearance to market our MicroThermX® Microwave Ablation System, and have experienced early success in sales of the MicroThermX® family of products.  We cannot be assured that our efforts to commercialize the MicroThermX® will be successful or that we will attain expected revenue levels.

In August 2010, the FDA granted us a 510(k) clearance to market our MicroThermX® Microwave Ablation System for ablation of soft tissue, authorizing the commercial sale of the MicroThermX® in the United States.  We have experienced significant growth in revenues from our MicroThermX® family of products.  Our MicroThermX® products represent a major part of our business plan moving forward and introduce into our product line an innovative, high-end disposable that is used in each ablation treatment and which we believe will provide a significant ongoing revenue stream.

Political and economic uncertainty in the healthcare industry due to government healthcare reform and the continuing worldwide economic turndown has made hospital acquisitions of capital equipment difficult at all levels.  With hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX® may extend to well over six months.  To accelerate revenues from the MicroThermX® line of products, we have a program that allows hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use rental for the treatment of patients using the MicroThermX®.  We expanded the equipment rental program throughout the U.S., hiring direct sales representatives in key major metropolitan areas who will provide “personal service” to new users of the microwave ablation technique.  These are experienced interventional sales representatives with  established contacts and relationships in the field of interventional oncology.  We have experienced early success with this direct sales program and increasing revenues; however, we cannot be assured that we will attain expected revenue levels from the MicroThermX® line of products.  If these efforts are not successful, our business will be adversely affected.

Our profitability will be driven in large part by international sales of our MicroThermX® family of products; therefore, we are dependent on our ability to successfully establish our international sales distribution channels.

With our United States direct sales network in place for our MicroThermX® family of products, we are placing significant emphasis on Europe and other international markets.  International sales of our MicroThermX® family of products will depend on our ability to successfully establish sales distribution channels in Europe and other international markets.  We believe that the distribution agreement with Terumo Europe NV will drive market adoption of the MicroThermX® product line.  However, this agreement in in its early stages and the ultimate success of the Terumo relationship is yet to be determined.  We also expect to reach distribution agreements with additional international distribution firms.  If these efforts are not successful, our business will be adversely affected.

Our current strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products; including our hyperthermia systems; however, there can be no assurance that such strategic alternatives will result in any successful agreements or transactions.

As demonstrated by our recent signing of the master distribution agreement with Terumo Europe NV for our MicroThermX® line of products, our current strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products including our hyperthermia systems.  Consistent with this strategy we engaged Roth Capital Partners on June 1, 2013 to serve as our exclusive advisor with the goal to seek out, identify opportunities and, if possible, secure a transaction or transaction(s) relating to our hyperthermia business including, but not limited to, partnering or other collaborative agreements, a sale of assets and/or other strategic arrangements.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Our revenues can fluctuate significantly from period to period because historically our sales have been largely based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.

Our revenues can fluctuate significantly from period to period because historically our sales have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  We have experienced increasing revenues from our MicroThermX® line of products, but have been unable to sustain or grow revenues from our hyperthermia systems.  Sales of a few systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our hyperthermia systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.

Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our hyperthermia systems.

Our hyperthermia cancer treatment systems represent capital equipment purchases for our customers.  Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our systems.  This has contributed to a lack of growth in the worldwide sales of our hyperthermia systems and to a slower than anticipated introduction into the market place of our MicroThermX® line of products.  To the extent that adverse economic conditions continue, we believe our sales of cancer treatment systems will continue to be negatively impacted.

At times, a significant portion of our revenues have been from related parties, and we have had significant concentrations of revenues in foreign countries.

We have experienced declining revenues from related parties.  During the years ended August 31, 2013, 2012, and 2011, we had sales of $99,896, $333,663 and $1,063,495, respectively, to entities controlled by a significant stockholder and member of our Board of Directors.  These related party transactions result from the sale of hyperthermia systems and related component parts and services and represent approximately 3%, 16% and 35% of total sales for each respective year.

A significant portion of our revenues are derived from sales to foreign customers.  Export sales were $1,470,619, $694,629 and $1,135,372 in fiscal years 2013, 2012 and 2011, respectively.  During fiscal year 2013, export sales to Belgium were approximately 30% of total sales.  During fiscal years 2012 and 2011, export sales to Germany were approximately 16% and 35% of total sales, respectively.

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

In addition, there can be no assurance that our channels of distribution that have been successful in the past will be successful in the future.  At times we have derived a significant portion of our revenue from sales in Europe and in China.  Sales in Europe were made through our distributor Dr. Sennewald Medizintechnik GmbH, which also purchases equipment components and parts from us; however, we have recently experienced declining hyperthermia revenues from this source.  Medizintechnik is controlled by Dr. Sennewald, one of our directors.

Our Chinese distributor has yet to receive regulatory approval in China in an ongoing renewal application, and we have also experienced declining levels of sales in China.

Successful results from our exclusive agreement with a Taiwan corporation for sale and distribution of hyperthermia products in Taiwan are dependent on receipt of regulatory approval and reaching a successful level of sales.

In March 2013, we announced that we signed an exclusive agreement with a Taiwan corporation for the sale and distribution of our hyperthermia products in Taiwan.  The distributor is required to purchase a minimum number of BSD-2000 systems annually over a five year period.  In May 2013, we received an initial purchase order from the distributor, committing to purchase four BSD-2000 Hyperthermia Systems.  Shipment of the first hyperthermia systems will coincide with the distributor’s receipt of Taiwan FDA import license approval.  There can be no assurance that the import license approval will be received by the distributor and that the distributor will meet the purchase order commitments of the agreement.

We may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes.  We anticipate that the current and future administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access.  Public debate of these issues will likely continue in the future.  The uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation may have an adverse effect on our customers’ purchasing decisions regarding our products and services.  At this time, we cannot predict whether healthcare reform proposals will be successfully implemented or adopted or what impact they may have on our business.

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

On January 2, 2013, following a protracted period of public comment, the EU issued a regulatory directive known as Restriction of Hazardous Substances (RoHS) that restricts the use of certain hazardous substances used in electrical equipment and mandated all medical devices sold in the EU meet RoHS compliance requirements on or before July 22, 2014.  Medical devices subject to RoHS must have technical testing and accompanying documents, a declaration of conformity and DE marking affixed to the product to be deemed compliant.  Noncompliant medical devices will be prohibited for sale in the EU community after July 22, 2014.

The Company’s MTX products are in compliance with RoHS requirements.  However the Company’s hyperthermia products contain some of the substances defined as hazardous by RoHS standards. This presents a challenge for us inasmuch as there is currently no RoHS information available from vendors of the non-compliant parts with no alternative replacement parts available or readily identifiable. Hence, in order to continue to sell its Hyperthermia Systems within the EU after July 22, 2014 the Company believes it will need to make significant changes in the component parts used in its hyperthermia products it offers for sale in the EU.

The Company can provide no assurances that it will be able to meet RoHS standards, if at all, in a timely manner to continue selling its hyperthermia products in the EU.

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

Our success will be largely dependent upon the efforts of Harold R. Wolcott, our President, Sam Maravich, Jr., our Vice President of Sales and Marketing, Dixie Toolson Sells, our Vice President of Regulatory Affairs, William S. Barth, our Chief Financial Officer, and other key employees.  We do not maintain key-person insurance on any of these employees.  Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel.  Competition for these individuals is intense.  The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to manage our business and meet key objectives such as the sale of our products and the introduction of new products.

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

Our directors and executive officers own approximately 20% of our outstanding voting power.  Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets.  Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our company.

Future sales of shares of our securities pursuant to our universal shelf registration statement may negatively affect our stock price.

We currently have the ability to offer and sell up to $50.0 million of common stock, preferred stock, warrants, senior debt, subordinated debt or units under a currently effective universal shelf registration statement.  In April 2013 we completed a $5.0 million registered direct placement of our stock under our current universal shelf registration. Prior to the April 2013 offering we completed four offerings utilizing a universal shelf registration statement during calendar year 2010.  Sales of substantial amounts of shares of our common stock or other securities under our current universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the Nasdaq Stock Market under the symbol “BSDM”.  The following table sets forth the high and low sales prices, as provided by NASDAQ for the quarters in fiscal years 2012 and 2013.  The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended:	High	Low
November 30, 2011	$3.28	$2.25
February 29, 2012	2.52	2.00
May 31, 2012	2.44	1.58
August 31, 2012	1.82	0.76
November 30, 2012	2.41	1.15
February 28, 2013	2.05	1.32
May 31, 2013	1.87	0.97
August 31, 2013	1.70	1.20

As of August 31, 2013, there were 470 holders of record of our common stock.  We have not paid any cash dividends on our common stock since our inception, and we currently plan to retain our future earnings, if any, to fund the growth of our business.

On November 13, 2013, the last reported sales price of our common stock on the Nasdaq Stock Market was $1.30 per share.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph shows a comparison of the five-year cumulative total return for the Company's common stock, the S&P 500 Index, and the S&P Health Care Equipment Index, assuming an investment of $100 on August 31, 2008.  The cumulative return of the Company was computed by dividing the difference between the price of the Company's common stock at the end and the beginning of the measurement period (August 31, 2008 to August 31, 2013) by the price of the Company's common stock at the beginning of the measurement period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BSD Medical Corp, the S&P 500 Index, and the S&P Health Care Equipment Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
8/08
8/09
8/10
8/11
8/12
8/13
BSD Medical Corp
S&P 500
S&P Health Care Equipment

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the fiscal years in the five year period ended August 31, 2013 were derived from the Company’s financial statements audited by Tanner LLC, independent registered public accountants.  The data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.

	Years Ended August 31,
	2013	2012	2011	2010	2009

Results of Operations Data:
Revenues	$3,673,292	$2,071,192	$3,037,475	$1,582,276	$3,536,487
Loss from operations	(8,273,284)	(8,013,247)	(5,348,671)	(7,477,966)	(6,526,493)
Net loss	(8,251,691)	(7,960,660)	(5,285,517)	(7,456,948)	(11,384,870)

Loss per common share - diluted	$(0.26)	$(0.27)	$(0.18)	$(0.32)	$(0.52)

Dividends per common share	$-	$-	$-	$-	$-

Balance Sheet Data:
Total Assets	$14,340,376	$15,366,049	$21,939,906	$12,702,169	$12,857,358
Long-term debt	-	-	-	-	-
Stockholders' equity	12,143,891	14,497,332	21,071,594	12,118,225	11,940,989

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below and the Item 1A “Risk Factors” above.  The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 8 of this Form 10-K.  All information presented herein is based on our fiscal year ended August 31, 2013.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (RF) and microwave energy.  Our product lines include both ablation and hyperthermia treatment systems.  Our microwave ablation system has been developed as a stand-alone therapy to employ precision-guided microwave energy to ablate (destroy) soft tissue.  Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia), while increasing the effectiveness of other therapies such as radiation therapy. We have developed extensive intellectual property, multiple products in the market and established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals and clearances in the United States, Europe and China.

As of August 31, 2013, we had a sales backlog of $2,488,750.

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

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX®.

Our revenues consisted of the following:

	Years Ended August 31,
	2013	2012	2011

Product sales	$1,934,826	$1,358,604	$2,581,275
Disposable devices	1,109,750	344,751	155,424
Service contracts and other	330,116	238,487	190,569

	3,374,692	1,941,842	2,927,268
Equipment rental	298,600	129,350	110,207

Total	$3,673,292	$2,071,192	$3,037,475

Total revenues in fiscal year 2013 increased $1,602,100, or 77%, compared to total revenues in fiscal year 2012.  The growth in revenue during fiscal year 2013 resulted primarily from increased MicroThermX® sales.  During the third quarter of fiscal year 2013, we commenced shipping MicroThermX® systems and SynchroWave antennas to Terumo Europe pursuant to an exclusive distribution agreement covering 100 countries in Europe, Western Asia, and Northern Africa.  Through fiscal year 2011 and the first part of fiscal year 2012, we had minimal revenues from our MicroThermX® family of products.  However, with the successful introduction of our fee-per-use rental program and accelerating sales of disposable SynchroWave antennas, our revenues from our MicroThermX® family of products continue to grow.

Total revenues in fiscal year 2012 decreased by $966,283, or approximately 32%, compared to total revenues in fiscal year 2011.  The overall decrease in revenues in fiscal year 2012 is due to the sale of fewer hyperthermia systems, partially offset by higher levels of equipment rental from our MicroThermX® fee-per-use rental program and increasing sales of disposable SynchroWave antennas.

Historically, our revenues have fluctuated significantly from period to period because our sales were based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  However, we have been unable to sustain an increase in the number of hyperthermia systems sold due to various factors, including: non-acceptance by cancer-treating physicians of hyperthermia therapy; inadequate reimbursement rates from third-party payers; the continuing worldwide economic downturn; and significant uncertainty in the U.S. healthcare industry due to recent governmental healthcare reform.  We believe these difficulties may continue to negatively impact the sales of our hyperthermia systems and our operating results.

At times, we have derived a significant portion of our revenues from sales to related parties.  All of our related party revenue results from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $99,896, or approximately 3%, of our total revenue in the year ended August 31, 2013 from sales to related parties, compared to $333,663 or approximately 16%, in the year ended August 31, 2012, and $1,063,495 or approximately 35% in the year ended August 31, 2011.  The growth in our revenues has come from non-related parties.

The following tables summarize the sources of our revenues for the years ended August 31, 2013, 2012 and 2011:

Non-Related Parties	2013	2012	2011

Product sales	$1,884,826	$1,063,754	$1,569,688
Consumable devices	1,087,100	316,701	116,724
Service contracts	259,550	202,613	141,224
Other	43,320	25,111	36,137

	3,274,796	1,608,179	1,863,773
Equipment rental	298,600	129,350	110,207

Total	$3,573,396	$1,737,529	$1,973,980

Related Parties	2013	2012	2011

Product sales	$50,000	$294,850	$1,011,587
Consumable devices	22,650	28,050	38,700
Other	27,246	10,763	13,208

Total	$99,896	$333,663	$1,063,495

Gross Margin

Our gross margin and gross margin percentage has fluctuated from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $1,411,843, or 38% of total sales, for fiscal year 2013, $554,561, or 27% of total sales, for fiscal year 2012, and $1,324,549, or 44%, for fiscal year 2011.  The increase in gross margin and gross margin percentage in fiscal year 2013 compared to fiscal year 2012 resulted from increasing MicroThermX® sales, particularly sales of consumable devices and equipment rental. The decrease in gross margin and gross margin percentage in fiscal year 2012 compared to fiscal year 2011 resulted primarily from the decrease in hyperthermia product sales, partially offset by increasing MicroThermX® sales.  In addition, as sales volume increases, we believe we will more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2013 and 2012

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2013 was $2,261,449 compared to $1,516,631 for fiscal 2012, an increase of $744,818, or approximately 49%.  This increase resulted primarily from increasing MicroThermX® sales in the current fiscal year compared to the last fiscal year, as further discussed above.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Our research and development expenses remained relatively constant in the current fiscal year compared to the prior fiscal year.  Research and development expenses were $2,281,854 for fiscal 2013 compared to $2,364,608, for fiscal 2012, a decrease of $82,754, or approximately 3%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $7,403,273 for fiscal 2013 compared to $6,203,200 in fiscal 2012, an increase of $1,200,073, or approximately 19%.  We continued to expand our MicroThermX® sales and marketing activities and support personnel and related operating expenses in the current year, with resulting MicroThermX® revenues as further discussed above.  We believe that the level of our selling, general and administrative expenses will continue to increase over the levels reported for the year ended August 31, 2013, and the increase may be significant.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2012 and 2011

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2012 was $1,516,631 compared to $1,712,926 for fiscal 2011, a decrease of $196,295, or approximately 11%.  This decrease resulted primarily from the sale of fewer hyperthermia systems in fiscal year 2012 compared to fiscal year 2011.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses were $2,364,608 for fiscal 2012 compared to $1,483,659, for fiscal 2011, an increase of $880,949, or approximately 59%.  Our research and development expenses for fiscal year 2011 have been partially offset by the $488,958 proceeds from two separate U.S. government grants under the QTDP Program received in November 2010.  In addition, research and development expenses increased in fiscal year 2012 compared to fiscal year 2011, primarily due to new MicroThermX® product line enhancement projects, including development of the table top MicroThermX® and the SynchroWave short tip antenna.

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

Other Income (Expense)

Interest Income:  Interest income earned on our money market funds and savings accounts is currently immaterial to our business, and was $32,225, $59,783, and $67,233 for the years ended August 31, 2013, 2012 and 2011, respectively.

Other Expense:  Other expense is also immaterial to our business, and was $8,694, $6,208 and $3,279 for the years ended August 31, 2013, 2012 and 2011, respectively.

Income Tax (Provision) Benefit

For the years ended August 31, 2013, 2012 and 2011, we recorded an income tax provision of $1,938, $988 and $800, respectively.  Due to our operating losses, our income tax provision is primarily related to state income taxes and is currently immaterial to our business.

Liquidity and Capital Resources

From inception through August 31, 2013, we have generated an accumulated deficit of $45,628,938 where our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of August 31, 2013, we had cash and cash equivalents of $9,450,528, comprised primarily of money market funds and savings accounts.

As of August 31, 2013, we had current liabilities totaling $2,143,370, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $53,115.  We have no current or long-term debt.

Stock Offerings

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

April 2013 Offering

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

Cash Flows from Operating, Investing and Financing Activities

During the year ended August 31, 2013, we used net cash of $6,200,055 in operating activities, primarily as a result of our net loss of $8,251,691, decreased by non-cash expenses of $1,446,966, including depreciation and amortization, stock-based compensation and stock issued for services.  Net cash used in operating activities also included increases in receivables of $601,326, inventories of $41,813, and other current assets of $79,959, partially offset by increases in accounts payable of $325,663, accrued liabilities of $149,182, customer deposits of $292,500, and deferred revenue of $560,423.

During the year ended August 31, 2012, we used net cash of $5,935,939 in operating activities, primarily as a result of our net loss of $7,960,660, decreased by non-cash expenses of $1,538,237, including depreciation and amortization, stock-based compensation, stock issued for services and loss on disposition of property and equipment.  Net cash used in operating activities also included decreases in accounts payable of $106,182 and deferred revenue of $11,087, partially offset by decreases in receivables of $482,743, inventories of $2,257 and other current assets of $1,079, and increases in accrued liabilities of $92,694 and customer deposits of $24,980.

Net cash used in investing activities, resulting from the purchase of property and equipment, was $35,362 and $97,521 for the years ended August 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $4,583,437 for the year ended August 31, 2013, comprised of net proceeds from the sale of common stock.  We had no net cash provided by or used in financing activities for the year ended August 31, 2012.

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

As of August 31, 2013, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of August 31, 2013.

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

Revenue Recognition:  Revenue from product sales is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Most system sales are F.O.B. shipping point; therefore, shipment is deemed to have occurred when the product is delivered to the transportation carrier.  Most system sales do not include installation.  If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory.  Some sales of systems may include training as part of the sale.  In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided.  The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as warranted by us.  To date, returns have not been significant.

Revenue from the sale of disposable devices is recognized when a purchase order has been received, the devices have been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Currently, our customers are not required to purchase a minimum number of disposable devices in connection with the purchase of our systems.

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

Inventory Reserves:  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  This reserve is a significant estimate and we periodically review our inventory levels and usage, paying particular attention to slower-moving items. If projected sales do not materialize or if our systems do not receive increased market acceptance, we may be required to increase the reserve for obsolete inventories in future periods.

Product Warranty:  We provide limited product warranties on our systems.  These warranties vary from contract to contract, but generally consist of parts and labor warranties for one year from the date of installation.  To date, expenses resulting from such warranties have not been material.  We record a warranty expense at the time of each sale.  This reserve is estimated based on prior history of service expense associated with similar units sold in the past.

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

Medical Device Taxes: A Medical Device Excise Tax (MDET) was enacted into law as part of the Health Care Education Reconciliation Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices after December 31, 2012. The tax is 2.3% of the taxable base.  We estimate approximately 80 - 85% of our worldwide sales will be subject to the MDET which commenced on January 1, 2013.

Recent Accounting Pronouncements

No new accounting pronouncements were issued during the year ended August 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this annual report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our belief that the distribution agreement with Terumo Europe NV will drive market adoption of the MicroThermX®;

•	our expectations that we will continue and grow the successful results from our MicroThermX® fee-per-use equipment rental program throughout the U.S. that we have experienced to date;

•	our expectations that the SynchroWave antennas used in conjunction with the MicroThermX® will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX® and supplies of SynchroWave antennas will occur in calendar year 2014;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

The following table presents selected unaudited quarterly financial data for each of the four quarters in our fiscal years 2013 and 2012.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.
	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenues	$659,785	$819,259	$1,316,713	$877,535	$658,998	$271,883	$651,387	$488,924
Gross margin (loss)	186,591	399,878	600,302	225,072	288,120	(75,730)	200,604	141,567
Net loss	(2,218,664)	(1,861,397)	(1,969,746)	(2,201,884)	(1,687,405)	(2,102,598)	(2,097,854)	(2,072,803)
Loss per common share - diluted	$(0.07)	$(0.06)	$(0.06)	$(0.07)	$(0.06)	$(0.07)	$(0.07)	$(0.07)

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

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of August 31, 2013.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of August 31, 2013.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of such date.  In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2013, management concluded that our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors can be found under the captions “Directors,” “Business Experience and Qualifications of Nominees for Election to the Board of Directors” and “Composition of the Board of Directors” in the Company’s definitive Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”).  That information is incorporated by reference.  Information about our executive officers and significant employees appearing under the captions “Executive Officers” and “Significant Employees” in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the captions “Director Compensation 2013,” “Director Compensation Table”, “Executive Compensation,” and “Compensation Committee Report,” in the Proxy Statement is incorporated by reference.

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

(3)           Exhibits

The following exhibits are filed as part of this report or incorporated herein by reference as indicated:

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

3.3	By-Laws. Incorporated by reference to Exhibit 3.2 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.
3.4	Amendment to Bylaws. Incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed January 4, 2008.
4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.
4.2	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed February 11, 2010.
4.3	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.
4.4	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed August 19, 2010.
4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed November 15, 2010.
4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed April 9, 2013.
10.1*	BSD Medical Corporation Fourth Amended and Restated 1998 Director Stock Plan. Incorporated by reference to Exhibit A of the BSD Medical Corporation Schedule 14A, filed December 28, 2009.
10.2*	BSD Medical Corporation Third Amended and Restated 1998 Stock Incentive Plan. Incorporated by reference to Exhibit B of the BSD Medical Corporation Schedule 14B, filed December 28, 2009.
10.3*	BSD Medical Corporation Form of Employee Stock Option Grant. Incorporated by reference to Exhibit 10.7 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.
10.4*	BSD Medical Corporation Form of Director Stock Option Grant. Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.
10.5*
Employment Agreement dated November 2, 1988 between BSD Medical Corporation and Paul F. Turner.  Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Registration Statement on Form SB-2 filed January 27, 2004.

10.6*	Employment Agreement with Harold R. Wolcott dated May 22, 2013. Incorporated by reference to Exhibit 10.2 to BSD Medical Corporation’s Quarterly Report on Form 10-Q filed July 10, 2013.
10.7
Exclusive Distribution Agreement with Dr. Sennewald Medizintechnik GmbH dated May 13, 2009.  Incorporated by reference to Exhibit 10.11 to BSD Medical Corporation’s Annual Report on Form 10-K filed on November 6, 2009.

10.8
Securities Purchase Agreement, dated as of April 9, 2013, by and between the Company and each of the purchasers identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed April 9, 2013.

21.1	Subsidiary List. Incorporated by reference to Exhibit 21.1 of the BSD Medical Corporation Annual Report on Form 10-KSB filed December 1, 2003.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of BSD pursuant to Rule 13a-14.
31.2	Certification of Chief Financial Officer of BSD pursuant to Rule 13a-14.
32.1	Certification of Chief Executive Officer attached pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of BSD pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

BSD MEDICAL CORPORATION

Date: November 14, 2013	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2013	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Date: November 14, 2013	By: /s/ William S. Barth
William S. Barth
Chief Financial Officer (principal financial and accounting officer)

Date: November 14, 2013	By: /s/ Timothy C. McQuay
Timothy C. McQuay
Chairman of the Board of Directors

Date: November 14, 2013	By: /s/ Gerhard W. Sennewald
Dr. Gerhard W. Sennewald
Member of the Board of Directors

Date: November 14, 2013	By: /s/ Steven G. Stewart
Steven G. Stewart
Member of the Board of Directors

Date: November 14, 2013	By: /s/ Michael Nobel
Dr. Michael Nobel
Member of the Board of Directors

Date: November 14, 2013	By: /s/ Douglas P. Boyd
Dr. Douglas P. Boyd
Member of the Board of Directors

Date: November 14, 2013	By: /s/ Damian E. Dupuy
Dr. Damian E. Dupuy
Member of the Board of Directors

BSD MEDICAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
   of BSD Medical Corporation

We have audited the internal control over financial reporting of BSD Medical Corporation (the Company) as of August 31, 2013, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of August 31, 2013 and 2012, and the related statements of comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2013, and our report dated November 14, 2013 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of BSD Medical Corporation

We have audited the accompanying balance sheets of BSD Medical Corporation (the Company) as of August 31, 2013 and 2012, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BSD Medical Corporation’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2013 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 14, 2013

BSD MEDICAL CORPORATION
Balance Sheets

	August 31,
ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$9,450,528	$11,102,508
Accounts receivable, net of allowance for doubtful accounts of $20,000	899,969	289,587
Related party trade accounts receivable	24,201	33,257
Inventories, net	2,445,770	2,403,957
Other current assets	200,028	120,069
Total current assets	13,020,496	13,949,378

Property and equipment, net	1,319,880	1,412,639
Patents, net	-	4,032

Total assets	$14,340,376	$15,366,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$521,417	$195,754
Accrued liabilities	573,880	424,698
Customer deposits	317,480	24,980
Deferred revenue – current portion	730,593	96,865
Total current liabilities	2,143,370	742,297

Deferred revenue – net of current portion	53,115	126,420

Total liabilities	2,196,485	868,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 34,006,202 and 29,777,522 shares issued, respectively	34,007	29,778
Additional paid-in capital	57,739,056	51,845,035
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(45,628,938)	(37,377,247)
Total stockholders’ equity	12,143,891	14,497,332
Total liabilities and stockholders' equity
	$14,340,376	$15,366,049

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Comprehensive Loss

	Years Ended December 31,
	2013	2012	2011
Revenues:
Sales	$3,274,796	$1,608,179	$1,863,773
Sales to related parties	99,896	333,663	1,063,495
Equipment rental	298,600	129,350	110,207
Total revenues	3,673,292	2,071,192	3,037,475

Cost of revenues:
Cost of sales	2,161,967	1,244,290	1,074,030
Cost of related party sales	87,694	260,553	618,823
Cost of equipment rental	11,788	11,788	20,073
Total cost of revenues	2,261,449	1,516,631	1,712,926

Gross margin	1,411,843	554,561	1,324,549

Operating costs and expenses:
Research and development	2,281,854	2,364,608	1,483,659
Selling, general and administrative	7,403,273	6,203,200	5,189,561
Total operating costs and expenses	9,685,127	8,567,808	6,673,220

Loss from operations	(8,273,284)	(8,013,247)	(5,348,671)

Other income (expense):
Interest income	32,225	59,783	67,233
Other expense	(8,694)	(6,208)	(3,279)
Total other income (expense)	23,531	53,575	63,954

Loss before income taxes	(8,249,753)	(7,959,672)	(5,284,717)

Income tax provision	(1,938)	(988)	(800)

Net loss and comprehensive loss	$(8,251,691)	$(7,960,660)	$(5,285,517)

Loss per common share:
Basic	$(0.26)	$(0.27)	$(0.18)
Diluted	$(0.26)	$(0.27)	$(0.18)

Weighted average number of shares outstanding:
Basic	31,414,000	29,717,000	28,838,000
Diluted	31,414,000	29,717,000	28,838,000

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Stockholders’ Equity
Years Ended August 31, 2013, 2012 and 2011

			Additional
	Common Stock		Paid - In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, September 1, 2010	26,178,679	$26,179	$36,223,350	24,331	$(234)	$(24,131,070)	$12,118,225
Common stock issued for: Services	36,538	36	150,129	-	-	-	150,165
Cash, net of offering costs of $744,844	1,750,000	1,750	9,700,906	-	-	-	9,702,656
Exercise of warrants for cash	1,501,134	1,501	2,987,905	-	-	-	2,989,406
Exercise of options for cash	213,000	213	331,907	-	-	-	332,120
Cashless option exercises	6,803	7	(7)	-	-	-	-
Stock-based compensation	-	-	1,064,539	-	-	-	1,064,539
Net loss	-	-	-	-	-	(5,285,517)	(5,285,517)
Balance, August 31, 2011	29,686,154	29,686	50,458,729	24,331	(234)	(29,416,587)	21,071,594
Common stock issued for services	91,368	92	179,908	-	-	-	180,000
Stock-based compensation	-	-	1,206,398	-	-	-	1,206,398
Net loss	-	-	-	-	-	(7,960,660)	(7,960,660)
Balance, August 31, 2012	29,777,522	29,778	51,845,035	24,331	(234)	(37,377,247)	14,497,332
Common stock issued for: Services	163,638	164	179,838	-	-	-	180,002
Cash, net of offering costs of $416,565	4,065,042	4,065	4,579,372	-	-	-	4,583,437
Stock-based compensation	-	-	1,134,811	-	-	-	1,134,811
Net loss	-	-	-	-	-	(8,251,691)	(8,251,691)
Balance, August 31, 2013	34,006,202	$34,007	$57,739,056	24,331	$(234)	$(45,628,938)	$12,143,891

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Cash Flows

	Years Ended August 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(8,251,691)	$(7,960,660)	$(5,285,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,153	151,721	147,501
Stock issued for services	180,002	180,000	150,165
Stock-based compensation	1,134,811	1,206,398	1,064,539
Loss on disposition of property and equipment	-	118	-
Decrease (increase) in:
Receivables	(601,326)	482,743	(414,223)
Income tax receivable	-	-	50,000
Inventories	(41,813)	2,257	(167,960)
Other current assets	(79,959)	1,079	13,902
Increase (decrease) in:
Accounts payable	325,663	(106,182)	104,854
Accrued liabilities	149,182	92,694	108,084
Customer deposits	292,500	24,980	-
Deferred revenue	560,423	(11,087)	71,430

Net cash used in operating activities	(6,200,055)	(5,935,939)	(4,157,225)

Cash flows from investing activities:
Purchase of property and equipment	(35,362)	(97,521)	(214,554)

Net cash used in investing activities	(35,362)	(97,521)	(214,554)

Cash flows from financing activities:
Net proceeds from the sale of common stock	4,583,437	-	9,702,656
Proceeds from the exercise of warrants	-	-	2,989,406
Proceeds from the exercise of options	-	-	332,120

Net cash provided by financing activities	4,583,437	-	13,024,182

Net increase (decrease) in cash and cash equivalents	(1,651,980)	(6,033,460)	8,652,403
Cash and cash equivalents, beginning of year	11,102,508	17,135,968	8,483,565

Cash and cash equivalents, end of year	$9,450,528	$11,102,508	$17,135,968

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Notes to Financial Statements

Note 1:  Organization and Significant Accounting Policies

Organization and Business – BSD Medical Corporation (the “Company”) was incorporated in the State of Delaware on July 3, 1986.  We develop, manufacture, market, and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (RF) and microwave energy.  Our product lines include both ablation and hyperthermia treatment systems.  Our microwave ablation system has been developed as a stand-alone therapy to ablate and destroy soft tissue.  Our hyperthermia cancer treatment systems are used to treat certain tumors with heat (hyperthermia) while increasing the effectiveness of other therapies such as radiation therapy.  We have developed extensive intellectual property, multiple products in the market and well established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals in the United States, Europe and China.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.  As of August 31, 2013, we had $25,000 in a restricted bank account.

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

Inventories – Parts and supplies inventories are stated at the lower of cost or market.  Cost is determined using the average cost method.  Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $100,000 as of August 31, 2013 and 2012.

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

Warranty Reserve – We provide limited warranties to our customers for products sold.  Estimated future warranty obligations are accrued each period.  As of August 31, 2013 and 2012, the accrued warranty reserve was $50,968 and $24,261, respectively.  During the fiscal years ended August 31, 2013, 2012, and 2011, total warranty expense was $80,276, $43,334 and $34,303, respectively.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Options and warrants to purchase 9,669,878, 5,590,762 and 5,260,762 shares of common stock at prices ranging from $1.20 to $7.95 were excluded from the calculation of diluted earnings per share for the years ended at August 31, 2013, 2012 and 2011, respectively, because their effect was anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the years ended August 31, 2013, 2012 and 2011, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

Revenue Recognition – We recognize revenue from the sale of medical systems, disposable devices related to the systems,  parts, and accessories, and equipment rental, training, and service support contracts.  Our revenues consisted of the following:

	Years Ended August 31,
	2013	2012	2011

Product sales	$1,934,826	$1,358,604	$2,581,275
Disposable devices	1,109,750	344,751	155,424
Service contracts and other	330,116	238,487	190,569

	3,374,692	1,941,842	2,927,268
Equipment rental	298,600	129,350	110,207

Total	$3,673,292	$2,071,192	$3,037,475

Revenue from product sales is recognized when a purchase order has been received, the cancer treatment system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Most system sales are F.O.B. shipping point; therefore, shipment is deemed to have occurred when the product is delivered to the transportation carrier.  Most system sales do not include installation.  If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory.  Some sales of systems may include training as part of the sale.  In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided.  The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as warranted by us.  To date, returns have not been significant.

Revenue from the sale of disposable devices is recognized when a purchase order has been received, the devices have been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Currently, our customers are not required to purchase a minimum number of disposable devices in connection with the purchase of our systems.

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

Deferred revenue and customer deposits include amounts from service contracts as well as cash received for the sales of products which have not been shipped.

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

Advertising and Promotion – Advertising and promotion costs, which are principally included in sales expenses, are expensed as incurred.  Advertising and promotion expense was $205,442, $179,669 and $275,393 for the years ended August 31, 2013, 2012 and 2011, respectively.

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

Note 2:  Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts are as follows:

	August 31,
	2013	2012

Accounts receivable:

Trade receivables – non-related party	$890,985	$306,053
Other receivables	28,984	3,534
Allowance for doubtful accounts	(20,000)	(20,000)

	$899,969	$289,587

Inventories:

Parts and supplies	$1,353,614	$1,180,428
Work-in-process	990,668	803,049
Finished goods	201,488	520,480
Reserve for obsolete inventories	(100,000)	(100,000)

	$2,445,770	$2,403,957

Accrued liabilities:

Warranty reserve	$50,968	$24,261
Training and installation reserve	5,528	10,589
Accrued taxes payable	44,677	93,551
Payroll, commissions and other	472,707	296,297

	$573,880	$424,698

Note 3:  Property and Equipment

Property and equipment consist of the following:

	August 31,
	2013	2012

Equipment	$1,401,811	$1,368,183
Rental equipment	58,940	58,940
Furniture and fixtures	300,061	298,576
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	3,015,548	2,980,435

Less accumulated depreciation	(1,695,668)	(1,567,796)

	$1,319,880	$1,412,639

Depreciation expense for the years ended August 31, 2013, 2012 and 2011 totaled $128,121, $130,661 and $121,388, respectively.

Note 4:  Patents

We have certain patents recorded net of accumulated amortization.  The patents are being amortized on a straight-line basis over their estimated legal life, up to a period of 17 years. Amortization expense was $4,032, $21,060 and $26,113 for the years ended August 31, 2013, 2012, and 2011, respectively.

Note 5:  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of August 31, 2013 and 2012, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

April 2013 Offering

On April 9, 2013, we entered into a placement agency agreement (the “Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 4,065,042 shares of our common stock and warrants to purchase up to 3,048,782 shares of our common stock in a registered direct public offering (the “April 2013 Offering”).  The Placement Agent was entitled to a cash fee of 6.5% of the gross proceeds paid to us for the securities sold in the April 2013 Offering.  We also reimbursed the Placement Agent for all reasonable and documented out-of-pocket expenses incurred by the Placement Agent in connection with the April 2013 Offering, not to exceed the lesser of (i) $35,000 or (ii) 8% of the gross proceeds of the April 2013 Offering, less the Placement Agent’s placement fee.

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

Also on April 9, 2013, we and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the April 2013 Offering, pursuant to which we agreed to sell an aggregate of 4,065,042 shares of our common stock and warrants to purchase a total of 3,048,782 shares of our common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $5 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock.  The purchase price was $1.23 per fixed combination.  The warrants became exercisable six months and one day following the closing date of the April 2013 Offering and will remain exercisable for five years thereafter at an exercise price of $1.65 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

We agreed with each of the purchasers that, subject to certain exceptions, we will not, within the 30 trading days following the closing of the April 2013 Offering (which period may be extended in certain circumstances), enter into any agreement to issue or announce the issuance or proposed issuance of any securities.

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

We also agreed with each of the purchasers if we issue securities within the 12 months following the closing of the April 2013 Offering, the purchasers shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

We also agreed to indemnify each of the purchasers against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the Purchase Agreement.

We closed the April 2013 Offering on April 12, 2013 and received net proceeds of approximately $4.6 million, after deducting placement agent fees and the offering expenses borne by us.

The April 2013 Offering was completed using our shelf registration statement on Form S-3, pursuant to a prospectus supplement filed with the SEC.

Warrants

A summary of the outstanding warrants issued in our stock offerings as of August 31, 2013 and changes during the year then ended is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding as of August 31, 2012	2,408,523	$4.56
Granted	3,048,782	1.65
Exercised	-	-
Forfeited or expired	-	-

Outstanding as of August 31, 2013	5,457,305	$2.93	4.21

Exercisable as of August 31, 2013	2,408,523	$4.56	2.74

Note 6:  Deferred Revenue

We have entered into certain service contracts and other agreements for which we have received payment in advance.  We recognize these revenues over the life of the agreements.

As of August 31, 2013 and 2012, we had deferred revenue of $783,708 and $223,285, respectively.

Note 7:  Major Customers and Foreign Sales

During the year ended August 31, 2013, we had sales to one customer totaling 30.36% of total revenues.  During the year ended August 31, 2012, we had sales to four customers totaling 16.11%, 12.64%, 11.05% and 10.86% of total revenues.  During the year ended August 31, 2011, we had sales to three customers totaling 35.01%, 10.01% and 10.01% of total revenues.

Export sales were $1,470,619, $694,629 and $1,135,372 in fiscal years 2013, 2012 and 2011, respectively.

During fiscal year 2013, export sales to Belgium were approximately 30% of total sales.  During fiscal years 2012 and 2011, export sales to Germany were approximately 16% and 35% of total sales, respectively.

As of August 31, 2013 and 2012, approximately 72% and 64% of accounts receivable was due from one customer, respectively.

Note 8:  Related Party Transactions

During the years ended August 31, 2013, 2012, and 2011, we had sales of $99,896, $333,663 and $1,063,495, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 3%, 16% and 35% of total sales for each respective year.

As of August 31, 2013 and 2012, receivables include $24,201 and $33,257, respectively, from these related parties.

Note 9:  Income Taxes

The income tax provision of $1,938, $988, and $800 for the years ended August 31, 2013, 2012 and 2011, respectively, is comprised of a current provision for state income taxes.

The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:

	Years Ended August 31,
	2013	2012	2011

Income tax benefit at federal statutory rate	$2,805,000	$2,706,000	$1,797,000
Stock-based compensation	(335,000)	(324,000)	(249,000)
State income taxes, net of federal benefit	272,000	263,000	174,000
Research and development credit	106,000	88,000	102,000
Change in valuation allowance	(2,905,000)	(3,000,000)	(1,688,000)
Other	55,062	266,012	(136,800)

	$(1,938)	$(988)	$(800)

Deferred tax assets (liabilities) are comprised of the following:

	August 31,
	2013	2012
Current Asset:
Accruals and reserves	$26,000	$19,000
Deferred revenue	266,000	76,000
Inventories	68,000	71,000
Valuation allowance	(360,000)	(166,000)

	$-	$-
Long-Term Asset (Liability):
Deferred compensation	$601,000	$550,000
Research and development and other tax credits	1,804,000	1,680,000
Net operating loss carryforwards	11,380,000	8,848,000
Depreciation and amortization	3,000	(1,000)
Valuation allowance	(13,788,000)	(11,077,000)

	$-	$-

The ultimate realization of the deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of August 31, 2013, we recorded a valuation allowance of $360,000 against current deferred tax assets and a valuation allowance of $13,788,000 against net long-term deferred tax assets.  The increase in the valuation allowance for the year ended August 31, 2013 relates primarily to our operating losses.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of August 31, 2013, we had a net operating loss carryforward available to offset future taxable income of approximately $28,000,000, which will begin to expire in 2029.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended August 31, 2013, 2012 and 2011, we concluded the Company had no unrecognized tax benefit which would affect its effective tax rate if recognized.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of comprehensive loss in other income (expense).  As of August 31, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  U.S. federal income tax returns from the year ended August 31, 2006 through the year ended August 31, 2013 are subject to examination.

Note 10:  Stock-Based Compensation

Our Third Amended and Restated 1998 Stock Incentive Plan (the “Plan”) authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company.  The Plan, as amended, provides for the granting of options for an aggregate of 6,337,300 shares.  The options vest subject to management’s discretion.

Effective February 4, 2009, our Fourth Amended and Restated 1998 Directors Stock Plan  (the “Director Plan”) provides an annual retainer of $60,000 to each non-employee director with the exception of the Audit Committee Chairman who is to receive $65,000.  The cash portion of the compensation of $30,000 ($35,000 for the Audit Committee Chairman) is paid 50% twice each year, with $30,000 of compensation paid in common stock of the Company once each year.  Prior to February 4, 2009, the Director Plan granted each non-employee outside director 30,000 options each year at an exercise price equal to the fair market value of the common stock at the date the option was granted.  The options vest according to a set schedule over a five-year period and expire upon the director’s termination, or after ten years from the date of grant.  The Director Plan, as amended, allows for an aggregate of 1,750,000 shares to be granted.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows for the years ended August 31:

	2013	2012	2011

Cost of sales	$67,119	$64,090	$38,273
Research and development	212,569	202,453	185,406
Selling, general and administrative	855,123	939,855	840,860

Total	$1,134,811	$1,206,398	$1,064,539

During the year ended August 31, 2013, we granted a total of 1,368,000 stock options to employees with exercise prices ranging from $1.20 to $2.05 per share and with one third vesting each year for the next three years.  The weighted average estimated grant-date fair value per share of these stock options was $0.81, and our assumptions used in the Black-Scholes valuation model to determine this estimated fair value are shown below:

Expected volatility	63.89%
Expected dividends	0.00%
Expected term	7.40 Years
Risk-free interest rate	1.79%

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

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.23 years is approximately $1,581,000 as of August 31, 2013.

A summary of the time-based stock option awards as of August 31, 2013, and changes during the year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of September 1, 2012	3,182,239	$3.54
Granted	1,368,000	1.46
Exercised	-	-		-
Forfeited or expired	(337,666)	3.65

Outstanding as of August 31, 2013	4,212,573	$2.85	6.95	$111,322

Exercisable as of August 31, 2013	2,201,597	$3.63	5.14	$62,989

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.52 as of August 31, 2013, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

Note 12:  Supplemental Cash Flow Information

During the years ended August 31, 2013, 2012 and 2011, we paid no amounts for interest.  During the years ended August 31, 2013, 2012 and 2011 we paid $1,938, $988 and $800 for income taxes.

During the years ended August 31, 2013 and 2012 we had no non-cash financing and investing activities.  During the year ended August 31, 2011, non-cash financing and investing activities consisted of an increase to common stock and a decrease to additional paid-in capital of $7.

Note 13:  Commitments and Contingencies

On May 22, 2013, we entered into an employment agreement with our President and Chief Executive Officer, Harold R. Wolcott (the “Employment Agreement”).  The Employment Agreement memorializes the parties’ agreement with respect to Mr. Wolcott’s continued employment as the President and Chief Executive Officer of the Company.

The Employment Agreement provides that Mr. Wolcott’s base salary shall be $275,000, which base salary will be reviewed at least annually by the Compensation Committee of the Board of Directors, and the Board may increase (but not decrease) the base salary.  In addition to the base salary, Mr. Wolcott is entitled to participate in any annual incentive bonus programs and employee benefit plans adopted or maintained by the Company.  Mr. Wolcott is also eligible to participate in our Stock Incentive Plan.

We also agree to indemnify Mr. Wolcott for expenses associated with defending certain claims made against him as a result of his positions with the Company.  We also agreed to purchase directors’ and officers’ liability insurance providing coverage to Mr. Wolcott during the term of the Employment Agreement and for a period of six years following the termination of the Employment Agreement.

If Mr. Wolcott is terminated by the Company other than for cause, or if Mr. Wolcott resigns for good reason and if Mr. Wolcott complies with certain requirements, we are obligated to pay him an amount equal to his base salary for one year (the “Severance Payment”) and he shall be entitled to receive all applicable employee benefits for one year following termination.  If the Employment Agreement is terminated for cause, Mr. Wolcott shall receive only the portion of his base salary that is due to him through the effective date of his termination.  If the Employment Agreement is terminated by reason of Mr. Wolcott’s death, his estate shall receive his salary through the end of the month in which he died plus all employee benefits due to him through the end of such month.

If a Change in Control (as defined in the Employment Agreement) occurs with respect to the Company, and during the six months immediately following the Change of Control, (i) the Company terminates Mr. Wolcott without cause; (ii) Mr. Wolcott terminates his employment with good reason; or (iii) Mr. Wolcott terminates the Employment Agreement but also agrees to continue serving as President and Chief Executive Officer for the longer of (a) six months and (b) until a new President and Chief Executive Officer is appointed, then in addition to the Severance Payment, all options or incentive awards granted to Mr. Wolcott will immediately vest and become exercisable for a period of 180 days following the termination.

The Employment Agreement also contains a confidentiality agreement, and a one-year non-competition and non-solicitation agreement.  The Employment Agreement contains a claw back provision that enables the Company to claw back any incentive-based compensation or other compensation from Mr. Wolcott if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

We entered into an employment agreement with our Chief Technical Officer (“CTO”) dated November 2, 1988.  The agreement sets the CTO’s annual base salary for each year until October 1, 1993 and provides that after October 1, 1993 the CTO’s annual base salary will be based upon a reasonable mutual agreement between the CTO and the Company.  The CTO’s annual base salary was raised to $220,500 effective August 5, 2013.  In the event of termination of the CTO’s employment with the Company without cause (as defined in the agreement) or the CTO’s resignation for good reason (as defined in the agreement), the agreement provides that the CTO will receive severance pay for a one-year period, which pay includes an extension of all of his rights, privileges and benefits as an employee (including medical insurance).  The one-year severance pay shall be equal to the CTO’s average annual salary for the 12-month period immediately prior to the termination.  The agreement also requires us to pay the CTO for any accrued, unused vacation at the time of termination.  We are also obligated to pay the CTO $1,000 (or the equivalent value in stock options) for each newly issued patent obtained by us as a result of the CTO’s efforts (the CTO receives only $500 if multiple inventors are involved).  The CTO’s agreement includes a non-competition covenant prohibiting him from competing with us for one year following his termination.  We may continue the non-competition period for up to four additional years by notifying the CTO in writing and by continuing the severance payments for the additional years during which the non-competition period is extended.

We have an exclusive worldwide license for a unique temperature probe.  The license has no determinable life.  We pay royalties based upon sales of this probe.  Accrued royalties were $840 and $1,015 as of August 31, 2013 and 2012, respectively.  Royalty expense amounted to $1,960, $2,275 and $3,535 for the years ended August 31, 2013, 2012 and 2011, respectively.

Note 14:  Recent Accounting Pronouncements

No new accounting pronouncements were issued during the year ended August 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

Note 15:  Subsequent Events

We have evaluated events occurring after the date of our accompanying balance sheets through November 14, 2013, the date of the filing of this Annual Report on Form 10-K.  We did not identify any material subsequent events requiring adjustment to our accompanying financial statements.