Form 10-Q
period 2013-11-30
BSD MEDICAL CORP
filed 2014-01-09
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Missing Graphic Reference]
FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

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

As of January 8, 2014, there were 33,981,871 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	November 30, 2013	August 31, 2013
Current assets:
Cash and cash equivalents	$7,580,268	$9,450,528
Accounts receivable, net of allowance for doubtful accounts of $20,000	1,150,206	899,969
Related party trade accounts receivable	40,887	24,201
Inventories, net	2,630,414	2,445,770
Other current assets	160,954	200,028
Total current assets	11,562,729	13,020,496

Property and equipment, net	1,301,535	1,319,880

	$12,864,264	$14,340,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$511,873	$521,417
Accrued liabilities	416,040	573,880
Customer deposits	334,577	317,480
Deferred revenue – current portion	707,501	730,593
Total current liabilities	1,969,991	2,143,370

Deferred revenue – net of current portion	47,014	53,115

Total liabilities	2,017,005	2,196,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 34,006,202 shares issued	34,007	34,007
Additional paid-in capital	57,955,285	57,739,056
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(47,141,799)	(45,628,938)
Total stockholders’ equity	10,847,259	12,143,891

	$12,864,264	$14,340,376

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended November 30,
	2013	2012
Revenues:
Sales	$1,231,559	$517,614
Sales to related parties	16,686	70,271
Equipment rental	82,400	71,900

Total revenues	1,330,645	659,785

Cost of revenues:
Cost of sales	628,711	408,870
Cost of related party sales	7,654	61,377
Cost of equipment rental	2,947	2,947

Total cost of revenues	639,312	473,194

Gross margin	691,333	186,591

Operating costs and expenses:
Research and development	502,757	527,267
Selling, general and administrative	1,704,713	1,889,249

Total operating costs and expenses	2,207,470	2,416,516

Loss from operations	(1,516,137)	(2,229,925)

Other income (expense):
Interest income	6,323	9,946
Other income (expense)	(3,047)	1,315

Total other income (expense)	3,276	11,261

Loss before income taxes	(1,512,861)	(2,218,664)

Income tax benefit	-	-

Net loss and comprehensive loss	$(1,512,861)	$(2,218,664)

Net loss per common share:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

Weighted average number of shares outstanding:
Basic	33,982,000	29,778,000
Diluted	33,982,000	29,778,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,512,861)	$(2,218,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,121	37,272
Stock-based compensation	216,229	289,912
Decrease (increase) in:
Receivables	(266,923)	(170,244)
Inventories	(184,644)	59,899
Other current assets	39,074	(16,304)
Increase (decrease) in:
Accounts payable	(9,544)	14,590
Accrued liabilities	(157,840)	34,756
Customer deposits	17,097	16,270
Deferred revenue	(29,193)	(3,318)

Net cash used in operating activities	(1,858,484)	(1,955,831)

Cash flows from investing activities:
Purchase of property and equipment	(11,776)	(4,160)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(1,870,260)	(1,959,991)
Cash and cash equivalents, beginning of period	9,450,528	11,102,508

Cash and cash equivalents, end of period	$7,580,268	$9,142,517

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of November 30, 2013 and for the three months ended November 30, 2013 and 2012 is unaudited, and the condensed balance sheet as of August 31, 2013 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of November 30, 2013 and August 31, 2013 and the related unaudited condensed statements of comprehensive loss and of cash flows for the three months ended November 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2013.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2013 and August 31, 2013 and our results of operations and our cash flows for the three months ended November 30, 2013 and 2012 have been included.  The results of operations for the three months ended November 30, 2013 may not be indicative of the results for our fiscal year ending August 31, 2014.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	November 30, 2013	August 31, 2013

Parts and supplies	$1,397,216	$1,353,614
Work-in-process	1,025,547	990,668
Finished goods	357,651	201,488
Reserve for obsolete inventory	(150,000)	(100,000)

Inventories, net	$2,630,414	$2,445,770

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	November 30, 2013	August 31, 2013

Equipment	$1,411,684	$1,401,811
Rental equipment	58,940	58,940
Furniture and fixtures	301,964	300,061
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	3,027,324	3,015,548
Less accumulated depreciation	(1,725,789)	(1,695,668)

Property and equipment, net	$1,301,535	$1,319,880

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of November 30, 2013 and August 31, 2013, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

In April 2013, we completed an offering of 4,065,042 shares of our common stock and warrants to purchase a total of 3,048,782 shares of our common stock with certain institutional investors.  The warrants became exercisable six months and one day following the closing date of the offering and will remain exercisable for five years thereafter at an exercise price of $1.65 per share.  The offering was completed using our shelf registration statement, and net proceeds to us were approximately $4.6 million.

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of November 30, 2013, and changes during the three months then ended, is as follows:	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2013	5,457,305	$2.93
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable at November 30, 2013	5,457,305	$2.93	3.71

Note 5.  Net Loss Per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months ended November 30, 2013 and 2012 because the effect would be anti-dilutive.  As of November 30, 2013, we had outstanding options and warrants to purchase a total of 9,459,544 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.  Related Party Transactions

During the three months ended November 30, 2013 and 2012, we had sales of $16,686 and $70,271, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 1% and 11% of total sales for each respective three-month period.

As of November 30, 2013 and August 31, 2013, receivables included $40,887 and $24,201, respectively, from these related parties.  Also, included in deposits from our customers as of November 30, 2013 and August 31, 2013 was $159,980 towards the purchase of a hyperthermia system from this same related party.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 in our 2013 Annual Report on Form 10-K.  As of November 30, 2013, we had approximately 1,860,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended November 30,
	2013	2012

Cost of sales	$15,650	$16,023
Research and development	46,448	50,285
Selling, general and administrative	154,131	223,604

Total	$216,229	$289,912

During the three months ended November 30, 2013, we granted employees a total of 20,000 stock options at exercise prices ranging from $1.30 to $1.34 per share, generally with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $0.69, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	64.41%
Expected dividends	0%
Expected term	7.35 years
Risk-free interest rate	2.02%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.08 years is approximately $1,371,000 as of November 30, 2013.

A summary of the time-based stock option awards as of November 30, 2013, and changes during the three months then ended, is as follows:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2013	4,212,573	$2.85
Granted	20,000	1.33
Exercised	-	-
Forfeited or expired	(230,334)	3.12

Outstanding at November 30, 2013	4,002,239	$2.83	6.73	$65,801

Exercisable at November 30, 2013	2,053,597	$3.72	4.78	$37,301

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.39 as of November 30, 2013, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 8.  Supplemental Cash Flow Information

We paid no amounts for interest expense and income taxes during the three months ended November 30, 2013 and 2012.

During the three months ended November 30, 2013 and 2012, we had no non-cash financing and investing activities.

Note 9.  Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the quarter ended November 30, 2013 that had a material impact on our financial statements.   No new accounting pronouncements were issued during the quarter ended November 30, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

Note 10.  Subsequent Events

Subsequent to November 30, 2013, the Board of Directors of the Company approved the grant of 80,000 stock options to an employee, with an exercise price of $1.17 per share and with one third vesting each year for the next three years.

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

We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused radiofrequency (“RF”) and microwave energy.  Our business objectives are to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer using microwave/RF systems, including both ablation and hyperthermia treatment systems.  Studies have shown that both ablation and hyperthermia treatments kill cancer, but they have different clinical applications.

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

The number of hyperthermia systems sold varies from period to period and sales are impacted by several factors including negative regulatory, economic and other healthcare industry factors.  We have experienced declining hyperthermia revenues from our distributor in Europe, a related party.  We have entered into distribution agreements for our hyperthermia systems in China, South Korea and Taiwan.  We anticipate that these distribution agreements will result in increased hyperthermia sales in the future; however, certain regulatory approvals must first be obtained in these countries before we will realize increased sales, and we cannot currently predict the outcome of these efforts.

We recognize revenues from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposable devices used with certain of our systems, from training, and from service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX.

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

Backlog

As of the date of the filing of this report, we had a total sales backlog of approximately $2,215,000.

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

Revenues

We recognized revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposable devices used with certain of our systems, from training, and from service support contracts and other miscellaneous revenues.  We also recognized revenues from equipment rental, including our fee-per-use rental income from our MicroThermX.

Our revenues consisted of the following:

	Three Months Ended November 30,
	2013	2012

Product sales	$804,400	$269,000
Disposable devices	361,760	225,775
Service contracts and other	82,085	93,110

	1,248,245	587,885
Equipment rental	82,400	71,900

Total	$1,330,645	$659,785

Total revenues in the three months ended November 30, 2013 increased $670,860, or 102%, compared to total revenues in the three months ended November 30, 2012.  The growth in revenue during the first quarter of fiscal year 2014 resulted from both increased MicroThermX and hyperthermia sales.

During the third quarter of fiscal year 2013, we commenced shipping MicroThermX systems and SynchroWave antennas to Terumo Europe pursuant to an exclusive distribution agreement covering 100 countries in Europe, Western Asia, and Northern Africa.  In addition, with the successful introduction of our fee-per-use rental program and accelerating sales of disposable SynchroWave antennas, our revenues from our MicroThermX family of products continue to grow.

During the three months ended November 30, 2013, we sold two hyperthermia systems.  By comparison, during the three months ended November 30, 2012, we did not sell any hyperthermia systems.

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

At times, we have derived a significant portion of our revenues from sales to related parties.  All of our related party revenue results from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $16,686, or approximately 1%, of our total revenue in the three months ended November 30, 2013 from sales to related parties, compared to $70,271 or approximately 11%, in the three months ended November 30, 2012.  The growth in our revenues has come from non-related parties.

The following tables summarize the sources of our revenues for the three months ended November 30, 2013 and 2012:

	Three Months Ended November 30,
	2013	2012

Non-Related Parties

Product sales	$804,400	$219,000
Disposable devices	351,710	224,425
Service contracts and other	75,449	74,189

Total	$1,231,559	$517,614

	Three Months Ended November 30,
	2013	2012

Related Parties

Product sales	$-	$50,000
Disposable devices	10,050	1,350
Service contracts and other	6,636	18,921

Total	$16,686	$70,271

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $691,333, or approximately 52% of total revenues, for the three months ended November 30, 2013 and $186,591, or approximately 28%, for the three months ended November 30, 2012.  The increase in gross margin and gross margin percentage in the three months ended November 30, 2013 compared to the three months ended November 30, 2012 resulted primarily from 1)  increasing MicroThermX sales, particularly sales of consumable devices and equipment rental, and 2)  sales of two hyperthermia systems in the three months ended November 30, 2013 compared to no sales of hyperthermia systems in the three months ended November 30, 2012.

Cost of Revenues

Cost of sales includes raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of revenues for the three months ended November 30, 2013 was $639,312 compared to $473,194 for the three months ended November 30, 2012, an increase of $166,118, or approximately 35%.  This increase resulted primarily from increasing MicroThermX sales in the first quarter of the current fiscal year compared to the first quarter of last fiscal year, as further discussed above.  We also sold two hyperthermia systems in the three months ended November 30, 2013 and no hyperthermia systems in the three months ended November 30, 2012.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended November 30, 2013 were $502,757 which is comparable to $527,267 for the three months ended November 30, 2012, a decrease of $24,510 or 5%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,704,713 for the three months ended November 30, 2013 compared to $1,889,249 for the three months ended November 30, 2012, a decrease of $184,536, or approximately 10%.  Much of this decrease is attributable to the severance accrued to our former Chief Financial Officer in the three months ended November 30, 2012.  As we continue to roll out the MicroThermX product line and the support of its global distribution network, we believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported for the first quarter of our current fiscal year, and the increase may be significant.

Other Income (Expense)

During the three months ended November 30, 2013 and 2012, other income (expense) was not material to our operations.

Liquidity and Capital Resources

From inception through November 30, 2013, we have generated an accumulated deficit of $47,141,799 where our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of November 30, 2013, we had cash and cash equivalents of $7,580,268, comprised primarily of money market funds and savings accounts.  Current assets were $11,562,729, including $1,150,206 of net accounts receivable.

As of November 30, 2013, we had current liabilities totaling $1,969,991, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $47,014.

Shelf Registration Statement and April 2013 Stock Offering

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

In April 2013, we completed an offering of 4,065,042 shares of our common stock and warrants to purchase a total of 3,048,782 shares of our common stock with certain institutional investors (the “Offering”).  The Offering was completed using our shelf registration statement, and net proceeds to us were approximately $4.6 million.

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

Cash Flows from Operating, Investing and Financing Activities

During the three months ended November 30, 2013, we used net cash of $1,858,484 in operating activities, primarily as a result of our net loss of $1,512,861, decreased by non-cash expenses totaling $246,350, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included increases in receivables of $266,923 and inventories of $184,644, and decreases in accounts payable of $9,544, accrued liabilities of $157,840 and deferred revenue of $29,193, partially offset by a decrease in other current assets of $39,074 and an increase in customer deposits of $17,097.

During the three months ended November 30, 2012, we used net cash of $1,955,831 in operating activities, primarily as a result of our net loss of $2,218,664, decreased by non-cash expenses totaling $327,184, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included increases in receivables of $170,244 and other current assets of $16,304, and a decrease in deferred revenue of $3,318, partially offset by a decrease in inventories of $59,899 and increases in accounts payable of $14,590, accrued liabilities of $34,756 and customer deposits of $16,270.

Net cash used in investing activities, resulting from the purchase of property and equipment, was $11,776 and $4,160 for the three months ended November 30, 2013 and 2012, respectively.

We had no net cash provided by or used in financing activities for the three months ended November 30, 2013 and 2012.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

If we cannot cover any future cash shortfalls with cost cutting or available cash, or our sales are less than projected, we would need to obtain additional financing.  We cannot be certain or provide any assurance that any financing will be available when needed or will be available on terms acceptable to us.  If we raise equity capital, our stockholders will be diluted.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercialization of our systems or entry into new markets.

As of November 30, 2013, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of November 30, 2013.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

Revenue Recognition:  Revenue from the sale of cancer treatment systems is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured.  Most system sales are F.O.B. shipping point; therefore, shipment is deemed to have occurred when the product is delivered to the transportation carrier.  Most system sales do not include installation.  If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory.  Some sales of systems may include training as part of the sale.  In such cases, the portion of the revenue related to the training, calculated based on the amount charged for training on a stand-alone basis, is deferred and recognized when the training has been provided.  The sales of our cancer treatment systems do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as warranted by us, or are not within product specifications.  To date, returns have not been significant.

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

Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the quarter ended November 30, 2013 that had a material impact on our financial statements.  No new accounting pronouncements were issued during the three months ended November 30, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

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

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our belief that the distribution agreement with Terumo Europe NV will drive market adoption of the MicroThermX®;

•	our expectations that we will continue and grow the successful results from our MicroThermX fee-per-use equipment rental program throughout the U.S. that we have experienced to date;

•	our expectations that the SynchroWave antennas used in conjunction with the MicroThermX will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX and supplies of SynchroWave antennas will occur in calendar year 2014;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013 and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to our market risk as described in our annual report on Form 10-K for the year ended August 31, 2013

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Annual Report on Form 10-K for the year ended August 31, 2013.

Item 6.                    Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

BSD MEDICAL CORPORATION

Date: January 9, 2014	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer and Duly Authorized Officer)

Date: January 9, 2014	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)