Form 10-K/A
period 2013-08-31
BSD MEDICAL CORP
filed 2014-03-05
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number:  001-32526

BSD MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1590407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2188 West 2200 South, Salt Lake City, Utah	84119
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (801) 972-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $0.001	The NASDAQ Stock Market LLC

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to amend our Annual Report on Form 10-K to correct errors in certain of our certifications, filed as Exhibits 31.2, 32.1 and 32.2.  This Amendment does not reflect events occurring after the date of the initial Annual Report on Form 10-K or modify or update any disclosures that may have been affected by subsequent events.  Other than the changes referred to above, all other information in the initial Annual Report on Form 10-K, as amended, remains unchanged.

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

BSD MEDICAL CORPORATION

Date: March 5, 2014	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2014	By: /s/ Harold R. Wolcott
Harold R. Wolcott
President and Member of the Board of Directors
(principal executive officer)

Date: March 5, 2014	By: /s/ William S. Barth
William S. Barth
Chief Financial Officer (principal financial and accounting officer)

Date: March 5, 2014	By: /s/ Timothy C. McQuay
Timothy C. McQuay
Chairman of the Board of Directors

Date: March 5, 2014	By: /s/ Gerhard W. Sennewald
Dr. Gerhard W. Sennewald
Member of the Board of Directors

Date: March 5, 2014	By: /s/ Steven G. Stewart
Steven G. Stewart
Member of the Board of Directors

Date: March 5, 2014	By: /s/ Michael Nobel
Dr. Michael Nobel
Member of the Board of Directors

Date: March 5, 2014	By: /s/ Douglas P. Boyd
Dr. Douglas P. Boyd
Member of the Board of Directors

Date: March 5, 2014	By: /s/ Damian E. Dupuy
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