Form 10-Q
period 2014-02-28
BSD MEDICAL CORP
filed 2014-04-09
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014

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

As of April 8, 2014, there were 33,981,871 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)

ASSETS	February 28, 2014	August 31, 2013
Current assets:
Cash and cash equivalents	$7,023,187	$9,450,528
Accounts receivable, net of allowance for doubtful accounts of $20,000	669,988	899,969
Related party trade accounts receivable	5,026	24,201
Inventories, net	2,430,385	2,445,770
Other current assets	153,565	200,028

Total current assets	10,282,151	13,020,496

Property and equipment, net	1,286,087	1,319,880

	$11,568,238	$14,340,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$334,085	$521,417
Accrued liabilities	623,179	573,880
Customer deposits	324,630	317,480
Deferred revenue – current portion	693,808	730,593

Total current liabilities	1,975,702	2,143,370

Deferred revenue – net of current portion	13,038	53,115

Total liabilities	1,988,740	2,196,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 34,006,202 shares issued	34,007	34,007
Additional paid-in capital	58,157,627	57,739,056
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(48,611,902)	(45,628,938)

Total stockholders’ equity	9,579,498	12,143,891

	$11,568,238	$14,340,376

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Revenues:
Sales	$1,616,076	$766,084	$2,847,635	$1,283,698
Sales to related parties	1,748	6,275	18,434	76,546
Equipment rental	72,900	46,900	155,300	118,800

Total revenues	1,690,724	819,259	3,021,369	1,479,044

Cost of Revenues:
Cost of sales	918,426	411,365	1,547,137	820,235
Cost of related party sales	259	5,069	7,913	66,446
Cost of equipment rental	2,947	2,947	5,894	5,894

Total cost of revenues	921,632	419,381	1,560,944	892,575

Gross margin	769,092	399,878	1,460,425	586,469

Operating costs and expenses:
Research and development	559,287	558,691	1,062,044	1,085,958
Selling, general and administrative	1,682,319	1,705,682	3,387,032	3,594,931

Total operating costs and expenses	2,241,606	2,264,373	4,449,076	4,680,889

Loss from operations	(1,472,514)	(1,864,495)	(2,988,651)	(4,094,420)

Other income (expense):
Interest income	5,104	6,720	11,427	16,666
Other expense	(2,693)	(3,622)	(5,740)	(2,307)

Total other income	2,411	3,098	5,687	14,359

Loss before income taxes	(1,470,103)	(1,861,397)	(2,982,964)	(4,080,061)

Income tax benefit	-	-	-	-

Net comprehensive loss	$(1,470,103)	$(1,861,397)	$(2,982,964)	$(4,080,061)

Net loss per common share:
Basic	$(0.04)	$(0.06)	$(0.09)	$(0.14)
Diluted	$(0.04)	$(0.06)	$(0.09)	$(0.14)

Weighted average number of shares outstanding:
Basic	33,982,000	29,778,000	33,982,000	29,778,000
Diluted	33,982,000	29,778,000	33,982,000	29,778,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net loss	$(2,982,964)	$(4,080,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,377	70,026
Stock-based compensation	418,571	576,332
Decrease (increase) in:
Receivables	249,156	(183,526)
Inventories	15,385	23,922
Other current assets	46,463	(53,308)
Increase (decrease) in:
Accounts payable	(187,332)	103,455
Accrued liabilities	49,299	212,304
Customer deposits	7,150	16,270
Deferred revenue	(76,862)	(43,337)

Net cash used in operating activities	(2,399,757)	(3,357,923)

Cash flows from investing activities:
Purchase of property and equipment	(27,584)	(12,739)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(2,427,341)	(3,370,662)
Cash and cash equivalents, beginning of the period	9,450,528	11,102,508

Cash and cash equivalents, end of the period	$7,023,187	$7,731,846

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of February 28, 2014 and for the three months and six months ended February 28, 2014 and February 28, 2013, is unaudited, and the condensed balance sheet as of August 31, 2013, is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of February 28, 2014 and August 31, 2013, the related unaudited condensed statements of comprehensive loss for the three months and six months ended February 28, 2014 and February 28, 2013, and the related unaudited condensed statements of cash flows for the six months ended February 28, 2014 and February 28, 2013, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2013.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of February 28, 2014 and August 31, 2013, our results of operations for the three months and six months ended February 28, 2014 and February 28, 2013, and our cash flows for the six months ended February 28, 2014 and February 28, 2013, have been included.  The results of operations for the three months and six months ended February 28, 2014, may not be indicative of the results for our fiscal year ending August 31, 2014.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	February 28, 2014	August 31, 2013

Parts and supplies	$1,330,259	$1,353,614
Work-in-process	898,962	990,668
Finished goods	351,164	201,488
Reserve for obsolete inventory	(150,000)	(100,000)

Inventories, net	$2,430,385	$2,445,770

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	February 28, 2014	August 31, 2013

Equipment	$1,426,128	$1,401,811
Rental equipment	58,940	58,940
Furniture and fixtures	303,226	300,061
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	3,043,030	3,015,548
Less accumulated depreciation	(1,756,943)	(1,695,668)

Property and equipment, net	$1,286,087	$1,319,880

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of February 28, 2014 and August 31, 2013, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of February 28, 2014, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding as of August 31, 2013	5,457,305	$2.93
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable as of February 28, 2014	5,457,305	$2.93	3.46

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

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and six months ended February 28, 2014 and February 28, 2013 because the effect would be anti-dilutive.  As of February 28, 2014, we had outstanding options and warrants to purchase a total of 9,519,544 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.  Related Party Transactions

During the three months ended February 28, 2014 and February 28, 2013, we had sales of $1,748 and $6,275, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 0.1% and 0.8% of total sales for each respective three-month period.  During the six months ended February 28, 2014 and February 28, 2013, we had sales of $18,434 and $76,546 to these related parties, representing approximately 0.6% and 5.2% of total sales for each respective six-month period.

As of February 28, 2014 and August 31, 2013, our accounts receivable included $5,026 and $24,201, respectively, from these related parties.  Also, included in customer deposits as of February 28, 2014 and August 31, 2013, was $159,980 towards the purchase of a hypothermia system from this same related party.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 to the financial statements in our 2013 Annual Report on Form 10-K, as amended.  As of February 28, 2014, we had approximately 1,800,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Cost of sales	$15,337	$16,022	$30,987	$32,045
Research and development	45,641	50,285	92,089	100,570
Selling, general and administrative	141,364	220,113	295,495	443,717

Total	$202,342	$286,420	$418,571	$576,332

During the six months ended February 28, 2014, we granted employees a total of 120,000 stock options at exercise prices ranging from $1.17 to $1.34 generally with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $0.62, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	64.34%
Expected dividends	0%
Expected term	7.35 years
Risk-free interest rate	2.20%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of .89 years is approximately $1,188,000 as of February 28, 2014.

A summary of the time-based stock option awards as of February 28, 2014, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of August 31, 2013	4,212,573	$2.85
Granted	120,000	1.20
Exercised	-	-
Forfeited or expired	(270,334)	2.89

Outstanding as of February 28, 2014	4,062,239	$2.80	6.30	$0

Exercisable as of February 28, 2014	2,205,263	$3.79	4.69	$0

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.14 as of February 28, 2014.  There were no outstanding,  in-the-money options as of that date.

Note 8.  Supplemental Cash Flow Information

We paid no amounts for interest expense and income taxes during the six months ended February 28, 2014 and February 28, 2013.

During the six months ended February 28, 2014 and February 28, 2013 we had no non-cash financing and investing activities.

Note 9.  Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the six months ended February 28, 2014 that had a material impact on our financial statements.   No new accounting pronouncements were issued during the six months ended February 28, 2014 and through the date of filing this report that we believe are applicable to, or would have a material impact on our financial statements.

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

We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused microwave energy and radiofrequency (“RF”) and microwave energy.  Our business objectives are to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer using microwave/RF systems, including both ablation and hyperthermia treatment systems.  Studies have shown that both ablation and hyperthermia treatments kill cancer, but they have different clinical applications.

Our microwave ablation system is used to ablate (destroy) soft tissue with heat alone.  Thermal ablation usually refers to heat treatments delivered at temperatures above 55°C for short periods of time.  Thermal ablation is used to destroy local tumors using a short intense focus of heat on a specific area.

Our hyperthermia cancer treatment systems are used to treat cancer with heat (hyperthermia) while boosting the effectiveness of radiation and chemotherapy for certain tumors through a number of biological mechanisms.  Hyperthermia is usually used to increase the effectiveness of other therapies; e.g., radiation therapy and chemotherapy for the treatment of locally advanced cancers.  Hyperthermia usually refers to treatments delivered at temperatures of 40-45°C for one hour.

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

Although we have not yet taken advantage of many of these market opportunities, we believe our technology has application for a number of other medical purposes in addition to cancer.

We are experiencing growth in our operating revenues from our MicroThermX® Microwave Ablation System (“MicroThermX”) line of products as a result of an exclusive, long-term, multi-million dollar distribution agreement with Terumo Europe NV (Terumo), a wholly owned subsidiary of Terumo Corporation.  The agreement with Terumo, which we announced in April 2013, covers 100 countries in Europe, Western Asia, and Northern Africa.  In addition, MicroThermX revenues and sales of disposable SynchroWave antennas have increased in the U.S. market as well.

The number of hyperthermia systems sold varies from period to period and sales are impacted by several factors including regulatory, economic and other healthcare industry factors.  We have experienced declining hyperthermia revenues from our distributor in Europe, a related party.  We have entered into distribution agreements for our hyperthermia systems in China, South Korea and Taiwan.  We anticipate these distribution agreements will result in increased hyperthermia sales.  For example, we recently received approval to market our BSD-2000 in Taiwan and commenced shipping systems to Taiwan in February, 2014.  Regulatory approvals are pending in China and South Korea, but we are not able to predict the outcome of these efforts.

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

Our current corporate strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products, including our hyperthermia systems.  The recent signing of the master distribution agreement with Terumo for our MicroThermX line of products was a result of this strategy.  Consistent with this strategy, we continue to seek out and identify opportunities and, if possible, secure a transaction or transaction(s) relating to BSD’s hyperthermia business, including, but not limited to, partnering or other collaborative agreements, a sale of assets and/or other strategic arrangements.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Backlog

As of the date of the filing of this report, we had a total sales backlog of approximately $1,590,000.

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

For the three months and six months ended February 28, 2014 and February 28, 2013, our revenues consisted of the following:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Product sales	$1,017,875	$491,700	$1,822,275	$710,700
Disposable devices	478,980	204,360	840,740	430,135
Service contracts and other	120,969	76,299	203,054	219,409

	1,617,824	772,359	2,866,069	1,360,244
Equipment rental	72,900	46,900	155,300	118,800

Total	$1,690,724	$819,259	$3,021,369	$1,479,044

Total revenues for the three months ended February 28, 2014 were $1,690,724 compared to total revenues of $819,259 for the three months ended February 28, 2013, an increase of $871,465, or approximately 106%.  Total revenues for the six months ended February 28, 2014 were $3,021,369 compared to total revenues of $1,479,044 for the six months ended February 28, 2013, an increase of $1,542,325, or approximately 104%.

The increase in total revenues in the current year three and six month periods is due primarily to increases in all sources of revenues from our MicroThermX line of products, including increased sales of MicroThermX systems and consumable devices from increasing sales of SynchroWave disposable antennas that are used in each ablation treatment.  Sales from hyperthermia related products also increased over prior year periods, but at a lower growth rate than for MicroThermX products.

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

During the three months and six month periods ended February 28, 2014, we sold 2 and 4 hyperthermia systems, respectively.  By comparison, we sold 2 hyperthermia systems in the three months ended February 28, 2013.

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

At times, we have derived a significant portion of our revenues from sales to related parties.  All of our related party revenue results from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH.    Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $1,748, or approximately 0.1%, of our total revenue in the three months ended February 28, 2014, from sales to related parties, compared to $6,275 or approximately 0.8%, in the three months ended February 28, 2013.  We derived $18,434, or approximately 0.6%, of our total revenue in the six months ended February 28, 2014, from sales to related parties, compared to $76,546, or approximately 5%, in the six months ended February 28, 2013.  We had no sales of hyperthermia systems to related parties in the three months or six months ended February 28, 2014, nor in the three and six month periods ended February 28, 2013.   All of our revenue growth in fiscal 2014 has come from non-related parties.

The following tables summarize the sources of our revenues for the three months and six months ended February 28, 2014 and 2013:

	Three Months Ended February 28,		Six Months Ended February 28,
Non-Related Parties	2014	2013	2014	2013

Product sales	$1,017,875	$491,700	$1,822,275	$660,700
Disposable devices	478,980	203,310	830,690	427,735
Service contracts and other	192,121	117,974	349,970	314,063

Total	$1,688,976	$812,984	$3,002,935	$1,402,498

	Three Months Ended February 28,		Six Months Ended February 28,
Related Parties	2014	2013	2014	2013

Product sales	$0	$0	$0	$50,000
Disposable devices	0	1,050	10,050	2,400
Service contracts and other	1,748	5,225	8,384	24,146

Total	$1,748	$6,275	$18,434	$76,546

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

Total cost of revenues for the three months ended February 28, 2014 was $921,632, compared to $419,381 for the three months ended February 28, 2013, an increase of $502,251, or approximately 120%.  Total cost of revenues for the six months ended February 28, 2014 was $1,560,944, compared to $892,575 for the six months ended February 28, 2013, an increase of $668,369, or approximately 75%.  These increases resulted from the significantly increased sales in the current year.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $769,092, or approximately 45% of total revenues, for the three months ended February 28, 2014, compared to a gross margin of $399,878, or approximately 49%, for the three months ended February 28, 2013.  The increase in the gross margin in the first three months of the current fiscal year compared to the first three months of the prior fiscal year is the result of the significantly higher level of sales.  The lower gross margin percentage in the three months ended February 28, 2014, compared to the three months ended February 28, 2013, reflects the change in the product sales mix; in the recent three month period, hyperthermia systems, which have higher gross margins than MicroThermX systems, were a lower percent of total sales. This decrease in gross margin percentage as a result of hyperthermia systems being a lower percent of total sales was partially offset by the increasing sales of SynchroWave disposable antennas and fee-per-use rental revenues from our MicroThermX, which have a higher gross margin than MicroThermX systems.  Our total gross margin was $1,460,425, or approximately 48% of total revenues, for the six months ended February 28, 2014, and $586,469, or approximately 40%, for the six months ended February 28, 2013.  The increase in gross margin and gross margin percentage in the first six months of the current fiscal year compared to the first six months of the prior fiscal year resulted from the significantly higher level of sales, and a more favorable mix of products sold, including increasing sales of SynchroWave disposable antennas and fee-per-use rental revenues from our MicroThermX.  In addition, as our sales volume increases, we are more able to fully absorb certain fixed overhead costs that are allocated to cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended February 28, 2014 were $559,287, compared to $558,691 for the three months ended February 28, 2013, an increase of $596 or approximately 0.1%.  Research and development expenses for the six months ended February 28, 2014 were $1,062,044, compared to $1,085,958 for the six months ended February 28, 2013, a decrease of $23,914 or approximately 2.2%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,682,319 for the three months ended February 28, 2014, compared to $1,705,682 for the three months ended February 28, 2013, a decrease of $23,363, or approximately 1.4%.  Selling, general and administrative expenses were $3,387,032 for the six months ended February 28, 2014, compared to $3,594,931 for the six months ended February 28, 2013, a decrease of $207,899, or approximately 5.8%.  These decreases are primarily due to lower spending on legal costs and lower stock based compensation expenses.  As part of our continuing roll out of the MicroThermX® product line and the support of its global distribution network, we have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  We believe that the level of our selling, general and administrative expenses may increase over the levels reported for the first half of our current fiscal year, and the increase may be significant.

Other Income (Expense)

During the three and six months ended February 28, 2014 and 2013, other income (expense) was not material to our operations.

Liquidity and Capital Resources

From inception through February 28, 2014, we have generated an accumulated deficit of $48,611,902 where our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of February 28, 2014, we had cash and cash equivalents of $7,023,187, comprised primarily of money market funds and savings accounts.  Current assets were $10,282,151, including $675,014 of net accounts receivable.

As of February 28, 2014, we had current liabilities totaling $1,975,702, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  Our long-term liabilities consisted of deferred revenue of $13,038.

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

Cash Flows from Operating, Investing and Financing Activities

During the six months ended February 28, 2014, we used net cash of $2,399,757 in operating activities, primarily as a result of our net loss of $2,982,964, decreased by non-cash expenses totaling $479,948, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included decreases in receivables of $249,156, inventories of $15,385, and other current assets of $46,463.  Cash used in operating activities also included reductions in accounts payable of $187,332 and deferred revenue of $76,862, partially offset by increases in accrued liabilities of $49,299 and customer deposits of $7,150.

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

Net cash used in investing activities, resulting from the purchase of property and equipment, was $27,584 and $12,739 for the six months ended February 28, 2014 and 2013, respectively.

We had no net cash provided by or used in financing activities for the six months ended February 28, 2014 and 2013, respectively.

Although we believe that our current cash and cash equivalents are sufficient to fund our operations for the next twelve months, we expect that we will need to raise additional capital. We have considered and will continue to consider and evaluate financing options.

We cannot be certain or provide any assurance that any financing will be available when needed or will be available on terms acceptable to us. If we raise equity capital, our stockholders will be diluted. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercialization of our systems or entry into new markets.

As of February 28, 2014, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of February 28, 2014.

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

Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the quarter ended February 28, 2014 that had a material impact on our financial statements.  No new accounting pronouncements were issued during the three months ended February 28, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

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

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our expectations that we will continue and grow the successful results from our MicroThermX fee-per-use equipment rental program throughout the U.S. that we have experienced to date;

•	our expectations that agreements with additional distribution firms will result in increased sales;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Annual Report on Forms 10-K, as amended for the year ended August 31, 2013 and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to our market risk as described in our annual report on Form 10-K, as amended, for the year ended August 31, 2013.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Annual Report on Forms 10-K, as amended for the year ended August 31, 2013.

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

BSD MEDICAL CORPORATION

Date: April 9, 2014	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: April 9, 2014	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Accounting Officer)