Form 10-Q
period 2014-05-31
BSD MEDICAL CORP
filed 2014-07-10
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of July 9, 2014, there were 39,689,209 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2014

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)

ASSETS	May 31, 2014	August 31, 2013
Current assets:
Cash and cash equivalents	$5,174,602	$9,450,528
Accounts receivable, net of allowance for doubtful accounts of $20,000	404,991	899,969
Related party trade accounts receivable	221,170	24,201
Inventories, net	2,242,985	2,445,770
Other current assets	193,266	200,028
Total current assets	8,237,014	13,020,496

Property and equipment, net	1,292,214	1,319,880

	$9,529,228	$14,340,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$499,739	$521,417
Accrued liabilities	431,685	573,880
Note payable	57,852	-
Customer deposits	99,650	317,480
Deferred revenue – current portion	453,047	730,593
Total current liabilities	1,541,973	2,143,370

Deferred revenue – net of current portion	-	53,115

Total liabilities	1,541,973	2,196,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 34,199,463 and 34,006,202 shares issued, respectively	34,200	34,007
Additional paid-in capital	58,561,526	57,739,056
Stock subscriptions receivable	(7,485)	-
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(50,600,752)	(45,628,938)
Total stockholders’ equity	7,987,255	12,143,891

	$9,529,228	$14,340,376

See accompanying notes to condensed financial statements (unaudited)

BSD MEDICAL CORPORATION
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Revenues:
Sales	$764,044	$1,256,583	$3,611,679	$2,540,281
Sales to related parties	376,245	230	394,679	76,776
Equipment rental	112,900	59,900	268,200	178,700

Total revenues	1,253,189	1,316,713	4,274,558	2,795,757

Cost of Revenues:
Cost of sales	456,832	713,383	2,003,969	1,533,618
Cost of related party sales	288,140	81	296,053	66,527
Cost of equipment rental	2,947	2,947	8,841	8,841

Total cost of revenues	747,919	716,411	2,308,863	1,608,986

Gross margin	505,270	600,302	1,965,695	1,186,771

Operating expenses:
Research and development	559,568	607,690	1,621,612	1,693,648
Selling, general and administrative	1,934,277	1,967,082	5,321,309	5,562,013

Total operating expenses	2,493,845	2,574,772	6,942,921	7,255,661

Loss from operations	(1,988,575)	(1,974,470)	(4,977,226)	(6,068,890)

Other income (expense):
Interest income	3,623	7,708	15,050	24,374
Other expense	(3,898)	(2,984)	(9,638)	(5,291)

Total other income	(275)	4,724	5,412	19,083

Loss before income taxes	(1,988,850)	(1,969,746)	(4,971,814)	(6,049,807)

Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	$(1,988,850)	$(1,969,746)	$(4,971,814)	$(6,049,807)

Net loss per common share:
Basic	$(0.06)	$(0.06)	$(0.15)	$(0.20)
Diluted	$(0.06)	$(0.06)	$(0.15)	$(0.20)

Weighted average number of shares outstanding:
Basic	34,040,000	32,042,000	34,002,000	30,541,000
Diluted	34,040,000	32,042,000	34,002,000	30,541,000

See accompanying notes to condensed financial statements (unaudited)

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,971,814)	$(6,049,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,322	101,454
Stock-based compensation	634,859	862,514
Stock issued for services	180,000	180,001
Loss on disposition of property and equipment	(30)	-
Decrease (increase) in:
Receivables	298,009	(901,822)
Inventories	202,785	94,658
Other current assets	80,814	(81,540)
Increase (decrease) in:
Accounts payable	(21,678)	189,580
Accrued liabilities	(142,195)	(1,279)
Customer deposits	(217,830)	851,250
Deferred revenue	(330,661)	(30,760)

Net cash used in operating activities	(4,194,419)	(4,785,751)

Cash flows from investing activities:
Purchase of property and equipment	(67,651)	(18,072)
Proceeds from disposition of property and equipment	2,025	-

Net cash used in investing activities	(65,626)	(18,072)

Cash flows from financing activities:
Net proceeds from sale of common stock	319	4,583,437
Payments on note payable	(16,200)	-

Net cash used in or provided by financing activities	(15,881)	4,583,437

Net decrease in cash and cash equivalents	(4,275,926)	(220,386)
Cash and cash equivalents, beginning of the period	9,450,528	11,102,508

Cash and cash equivalents, end of the period	$5,174,602	$10,882,122

See accompanying notes to condensed financial statements (unaudited)

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of May 31, 2014 and for the three months and nine months ended May 31, 2014 and May 31, 2013, is unaudited, and the condensed balance sheet as of August 31, 2013, is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of May 31, 2014 and August 31, 2013, the related unaudited condensed statements of comprehensive loss for the three months and nine months ended May 31, 2014 and May 31, 2013, and the related unaudited condensed statements of cash flows for the nine months ended May 31, 2014 and May 31, 2013, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K and 10-K/A for the year ended August 31, 2013.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of May 31, 2014 and August 31, 2013, our results of operations for the three months and nine months ended May 31, 2014 and May 31, 2013, and our cash flows for the nine months ended May 31, 2014 and May 31, 2013, have been included.  The results of operations for the three months and nine months ended May 31, 2014, may not be indicative of the results for our fiscal year ending August 31, 2014.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	May 31, 2014	August 31, 2013

Parts and supplies	$1,181,119	$1,353,614
Work-in-process	757,003	990,668
Finished goods	454,863	201,488
Reserve for obsolete inventory	(150,000)	(100,000)

Inventories, net	$2,242,985	$2,445,770

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	May 31, 2014	August 31, 2013

Equipment	$1,460,579	$1,401,811
Rental equipment	58,940	58,940
Furniture and fixtures	303,226	300,061
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	3,077,481	3,015,548
Less accumulated depreciation	(1,785,267)	(1,695,668)

Property and equipment, net	$1,292,214	$1,319,880

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of May 31, 2014 and August 31, 2013, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

At-the-Market Offering

On May 9, 2014 the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”).  Under this sales agreement, BSD may issue and sell from time to time, up to $8,000,000 of common stock.  These shares are registered under the universal shelf registration filed with the SEC on September 28, 2012.  MLV would act as sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices.  The Agreement provides that BSD common shares will be sold at market prices prevailing at the time of the sale of its common stock, at no discount to market and no warrants attached.  BSD is not obligated to make any sales under the sales agreement.  The Company will pay MLV a commission rate of 3.0% of the gross proceeds from the sale of any common stock sold through MLV as sales agent under the sales agreement, reimburse MLV for certain expenses incurred in connection with entering into the sales agreement, and provide MLV with customary indemnification rights. The full terms and text of the sales agreement was filed by the Company on a Current Report on Form 8-K on May 9, 2014.

Through May 31, 2014, the Company sold 25,200 shares of its common stock at an average price per share of $1.093, for gross proceeds of $27,545  (see Note 10. Subsequent Events – At-the-Market Offering).

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of May 31, 2014, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding as of August 31, 2013	5,457,305	$2.93
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding and exercisable as of May 31, 2014	5,457,305	$2.93	3.21

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

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and nine months ended May 31, 2014 and May 31, 2013 because the effect would be anti-dilutive.  As of May 31, 2014, we had outstanding options and warrants to purchase a total of 9,350,224 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.  Related Party Transactions

During the three months ended May 31, 2014 and May 31, 2013, we had sales of $376,245 and $230, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 30% and 0% of total sales for each respective three-month period.  During the nine months ended May 31, 2014 and May 31, 2013, we had sales of $394,679 and $76,776 to these related parties, representing approximately 9% and 3% of total sales for each respective nine-month period.

As of May 31, 2014 and August 31, 2013, our accounts receivable included $221,170 and $24,201, respectively, from these related parties.  Also, included in customer deposits as of August 31, 2013, was $159,980 towards the purchase of a hypothermia system from this same related party.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 to the financial statements in our 2013 Annual Report on Form 10-K, as amended.  As of May 31, 2014, we had approximately 1,808,000 shares of common stock reserved for future issuance under the stock incentive plans.

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

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Cost of sales	$15,312	$16,022	$46,299	$48,067
Research and development	45,641	50,285	137,730	150,855
Selling, general and administrative	155,335	219,875	450,830	663,592

Total	$216,288	$286,182	$634,859	$862,514

During the nine months ended May 31, 2014, we granted employees a total of 127,000 stock options at a weighted-average exercise price of $1.19 with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of this stock option was $0.62, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	63.4%
Expected dividends	0%
Expected term	7.4 years
Risk-free interest rate	2.2%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of .85 years is approximately $975,000 as of May 31, 2014.

A summary of the time-based stock option awards as of May 31, 2014, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of August 31, 2013	4,212,573	$2.85
Granted	127,000	1.19
Exercised	-	-
Forfeited or expired	(446,654)	2.22

Outstanding as of May 31, 2014	3,892,919	$2.87	6.59	$350

Exercisable as of May 31, 2014	2,406,761	$3.72	5.16	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.04 as of May 30, 2014.  There were no exercisable, in-the-money options as of that date.

Note 8.  Supplemental Cash Flow Information

We paid $624 and $0 for interest expense, and no income taxes during the nine months ended May 31, 2014 and May 31, 2013.

During the nine months ended May 31, 2014, we had the following non-cash financing and investing activities:

•	Issuance of note payable for prepaid expenses (other current assets) of $74,052.

During the nine months ended May 31, 2013 we had no non-cash financing and investing activities.

Note 9.  Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the nine months ended May 31, 2014 that had a material impact on our financial statements.

In May 2014, FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The Company has not yet determined how its financial statements will be affected by the adoption of ASU 2014-09.

Note 10.  Subsequent Events

At-the-Marketing Offering.  Sales of common stock under the At-the-Market offering (the “ATM Agreement”), from June 1 through June 22, 2014, were 21,422 shares at an average price per share of $1.051, for gross proceeds of $22,523.  The ATM Agreement was terminated on June 22, 2014 (see “Termination Agreement” below)

Termination Agreement.  On June 22, 2014, the Company entered into a termination agreement (the “Termination Agreement”) with MLV & Co. LLC (“MLV”), terminating the At-the-Market Issuance Sales Agreement, dated May 9, 2014, between the Company and MLV. The ATM Agreement established an at-the-market program through which the Company had the right to sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of $8,000,000 through MLV. The full terms and text of the Termination Agreement may be found on the Current Report on Form 8-K filed by the Company on June 23, 2014, and is incorporated herein by reference.

Engagement and Securities Purchase Agreements.  On June 20, 2014 the Company entered into an engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock in a registered direct offering (the “Offering”).  On June 25, 2014, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering, pursuant to which the Company agreed to sell an aggregate of 5,500,000 shares of its common stock and warrants to purchase a total of 4,400,000 shares of its common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $5.2 million.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.8 shares of common stock.  The purchase price was $0.95 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter at an exercise price of $1.10 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.

Under the Purchase Agreement, the Company has agreed with each of the purchasers that, subject to certain exceptions, it will not, within the 75 days following the closing of the Offering enter into any agreement to issue or announce the issuance or proposed issuance of any securities.  The full terms and text of the Engagement Agreement and the Purchase Agreement may be found on the Current Report on Form 8-K filed by the Company on June 26, 2014 and is incorporated herein by reference.

On July 1, 2014, this transaction closed and net proceeds were transferred to the Company.   The net proceeds received by the Company were approximately $4.7 million, after deducting the Placement Agent fee, and legal, accounting, printing and other fees related to the Offering that the Company agreed to pay for, or reimburse.

Settlement Agreement.  On June 20, 2014 the Company entered into a settlement agreement (the “Settlement Agreement”) with Cranshire Capital Master Fund, Ltd. (“Cranshire”) to resolve an action that Cranshire brought in the Supreme Court of the State of New York (the “Action”). The Action related to a dispute between the Company and Cranshire with respect to certain Purchase Agreements identified in the Settlement Agreement.  Pursuant to the terms of the Settlement Agreement (i) the Company agreed to pay Cranshire $47,130 to reimburse Cranshire for the costs and expenses it incurred in connection with the Action, (ii) the Company agreed to release Cranshire from all claims associated with the Action, (iii) Cranshire agreed to release the Company from all claims associated with the Action, (iv) the Company agreed that, without implication that the contrary would otherwise be true, from and after the date of the Settlement Agreement, “at-the-market” offerings will constitute Variable Rate Transactions (as defined in the Settlement Agreement), and (v) the Company has agreed to terminate, within five business days after the date of the Settlement Agreement, that certain At-the-Market Issuance Sales Agreement entered into by the Company on May 9, 2014 (the “ATM Agreement”), which was filed on a Current Report on Form 8-K by the Company on May 9, 2014 and is incorporated herein by reference.

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

Our current corporate strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products, including our hyperthermia systems.  The signing of the master distribution agreement with Terumo for our MicroThermX line of products was a result of this strategy.  Consistent with this strategy, we continue to seek out and identify opportunities and, if possible, secure a transaction or transaction(s) relating to BSD’s hyperthermia business, including, but not limited to, partnering or other collaborative agreements, a sale of assets and/or other strategic arrangements.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Backlog

As of the date of the filing of this report, we had a total sales backlog of approximately $917,500.

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

 For the three months and nine months ended May 31, 2014 and May 31, 2013, our revenues consisted of the following:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Product sales	$719,750	$819,751	$2,543,275	$1,580,451
Disposable devices	326,635	342,730	1,167,375	774,065
Service contracts and other	93,904	94,332	295,708	262,541

	1,140,289	1,256,813	4,006,358	2,617,057
Equipment rental	112,900	59,900	268,200	178,700

Total	$1,253,189	$1,316,713	$4,274,558	$2,795,757

Total revenues for the three months ended May 31, 2014 were $1,253,189 compared to total revenues of $1,316,713 for the three months ended May 31, 2013, a decrease of $63,524, or approximately 5%.  Total revenues for the nine months ended May 31, 2014 were $4,274,558 compared to total revenues of $2,795,757 for the nine months ended May 31, 2013, an increase of $1,478,801, or approximately 53%.

Revenue from the sale of MicroThermX products were lower in the current year three month period than the prior year three month period due primarily to the large number of MTX systems shipped in the prior year three month period following the signing of our MTX distribution partner in Europe. The increase in total revenues in the current year nine month period over the comparable prior year nine month period is due to increases in both our MicroThermX line of products and our hyperthermia related products, including increased sales of MicroThermX systems, growth in our MTX equipment rental business and higher sales of SynchroWave disposable antennas that are used in each ablation treatment.

During the third quarter of fiscal year 2013, we commenced shipping MicroThermX systems and SynchroWave antennas to Terumo Europe pursuant to an exclusive distribution agreement covering 100 countries in Europe, Western Asia, and Northern Africa.  In addition, with the successful introduction of our fee-per-use rental program and accelerating sales of disposable SynchroWave antennas, our revenues from our MicroThermX family of products has grown.

During the three months and nine month periods ended May 31, 2014, we sold 2 and 6 hyperthermia systems, respectively.  By comparison, we sold 1 and 3 hyperthermia systems in the three months and nine month periods ended May 31, 2013.

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

At times, we have derived a significant portion of our revenues from sales to related parties.  All of our related party revenue results from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH or BSD Biosystems Design S.A.    Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik and BSD Biosystems Design S.A.  We derived $376,245, or approximately 30%, of our total revenue in the three months ended May 31, 2014, from sales to related parties, compared to $230 or approximately 0.0%, in the three months ended May 31, 2013.

We derived $394,679 or approximately 9.2%, of our total revenue in the nine months ended May 31, 2014, from sales to related parties, compared to $76,776, or approximately 3%, in the nine months ended May 31, 2013. The related party revenue recognized in the three and nine months ended May 31, 2014 is derived from the shipment of one hyperthermia system to a related party in the three months ended May 31, 2014. No sales of hyperthermia systems to related parties were made in the three and nine month periods ended May 31, 2013.

Sales of hyperthermia products in the European Union (“EU”) have been trending down as a percent of the Company’s total sales since fiscal 2011, and this trend is expected to continue in the future. Effective July 22, 2014 the European Union’s Restriction of Hazardous Substances (“RoHS”) regulatory mandate will prohibit the Company from selling its hyperthermia products in the EU under their current configuration.  Although the Company’s MTX products are in compliance with RoHS requirements, in order to continue to sell its hyperthermia systems within the EU after July 22, 2014 the Company would need to make significant and costly changes to component parts used in its hyperthermia products to become RoHS compliant and available for sale in the EU.  The Company does not believe that it is economically justifiable at this time to continue to offer hyperthermia systems in the EU, given RoHS requirements. For the immediate future, the Company will continue to focus its marketing efforts for hyperthermia systems in Asian and domestic U.S. markets.

The following tables summarize the sources of our revenues for the three months and nine months ended May 31, 2014 and 2013:

	Three Months Ended May 31,		Nine Months Ended May 31,
Non-Related Parties	2014	2013	2014	2013

Product sales	$359,750	$819,751	$2,182,025	$1,530,451
Disposable devices	318,385	342,730	1,149,075	771,665
Service contracts and other	85,909	94,102	280,579	238,165

Total	$764,044	$1,256,583	$3,611,679	$2,540,281

	Three Months Ended May 31,		Nine Months Ended May 31,
Related Parties	2014	2013	2014	2013

Product sales	$360,000	$0	$361,250	$50,000
Disposable devices	8,250	0	18,300	2,400
Other	7,995	230	15,129	24,376

Total	$376,245	$230	$394,679	$76,776

Cost of Revenues

Cost of sales includes raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik or BSD Biosystems Design S.A .  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period. Cost of equipment rental includes installation, training, maintenance and support costs and depreciation of rental equipment.

Total cost of revenues for the three months ended May 31, 2014 was $747,919, compared to $716,411 for the three months ended May 31, 2013, an increase of $31,508, or approximately 4%.  Total cost of revenues for the nine months ended May 31, 2014 was $2,308,863, compared to $1,608,986 for the nine months ended May 31, 2013, an increase of $699,877 or approximately 43%.  These increases resulted from the significantly increased sales in the current year.

Gross Margin

Our gross margin and gross margin percentage will fluctuate from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $505,270, or approximately 40% of total revenues, for the three months ended May 31, 2014, compared to a gross margin of $600,302, or approximately 46%, for the three months ended May 31, 2013.   The lower gross margin percentage in the three months ended May 31, 2014, compared to the three months ended May 31, 2013, reflects the effects of less favorable manufacturing overhead absorption and one hyperthermia system shipped in the recent three month period that had a lower than normal gross margin.

Our total gross margin was $1,965,695, or approximately 46% of total revenues, for the nine months ended May 31, 2014, and $1,186,771, or approximately 42%, for the nine months ended May 31, 2013.  The increase in gross margin and gross margin percentage in the first nine months of the current fiscal year compared to the first nine months of the prior fiscal year resulted from the significantly higher level of sales, and a more favorable mix of products sold, including increasing sales of SynchroWave disposable antennas and fee-per-use rental revenues from our MicroThermX.  In addition, as our sales volume increases, we are more able to fully absorb certain fixed overhead costs that are allocated to cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended May 31, 2014 were $559,568, compared to $607,690 for the three months ended May 31, 2013, a decrease of $48,122 or approximately 7.9%.  Research and development expenses for the nine months ended May 31, 2014 were $1,621,612, compared to $1,693,648 for the nine months ended May 31, 2013, a decrease of $72,036 or approximately 4.3%, mainly due to lower expenses for consulting and stock-based compensation. We believe that the level of our research and development expenses will likely increase slightly in the fourth quarter, over the levels reported for the first three quarters of the current fiscal year due to spending on specific projects that are coming to completion.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,934,277 for the three months ended May 31, 2014, compared to $1,967,082 for the three months ended May 31, 2013, a decrease of $32,805, or approximately 1.7%.  Selling, general and administrative expenses were $5,321,309 for the nine months ended May 31, 2014, compared to $5,562,013 for the nine months ended May 31, 2013, a decrease of $240,704, or approximately 4.3%.  These decreases are primarily due to lower wage related, legal, and stock-based compensation expenses.  These decreases are partially offset by a $47,130 accrual for settlement costs related to the terminated ATM Agreement (see Note 10. Subsequent Events – Settlement Agreement) and a $50,000 accrual for partial future costs associated with the CEO succession plan and severance agreement (see Item 6. Exhibits – Exhibit 10.1).  As part of our continuing roll out of the MicroThermX ®  product line and the support of its global distribution network, we have increased our marketing and sales staff and incurred additional marketing, sales and related operating expenses.  Due to this, we believe that the level of our selling, general and administrative expenses will increase over the levels reported for the first three quarters of our current fiscal year.

Other Income (Expense)

During the three and nine months ended May 31, 2014 and 2013, other income (expense) was not material to our operations.

Liquidity and Capital Resources

From inception through May 31, 2014, we have generated an accumulated deficit of $50,600,752 where our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of May 31, 2014, we had cash and cash equivalents of $5,174,602, comprised primarily of money market funds and savings accounts.  Current assets were $8,237,014, including $626,161 of net accounts receivable.

As of May 31, 2014, we had current liabilities totaling $1,541,973, comprised of accounts payable, accrued liabilities, customer deposits, note payable and deferred revenue incurred in the normal course of our business.  We had no long-term liabilities as of May 31, 2014.

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

April 2013 Offering - In April 2013, we completed an offering of 4,065,042 shares of our common stock and warrants to purchase a total of 3,048,782 shares of our common stock with certain institutional investors (the “Offering”).  The Offering was completed using our shelf registration statement, and net proceeds to us were approximately $4.6 million.

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

May 2014 Offering  - On May 9, 2014 the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”).  Under this sales agreement, BSD could issue and sell from time to time, up to $8,000,000 of common stock.  These shares are registered under the universal shelf registration filed with the SEC on September 28, 2012.  MLV would act as sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices.  The Agreement provided that BSD common shares will be sold at market prices prevailing at the time of the sale of its common stock, at no discount to market and no warrants attached.  BSD was not obligated to make any sales under the sales agreement.  The Company would pay MLV a commission rate of 3.0% of the gross proceeds from the sale of any common stock sold through MLV as sales agent under the sales agreement, reimburse MLV for certain expenses incurred in connection with entering into the sales agreement, and provide MLV with customary indemnification rights. The full terms and text of the sales agreement was filed by the Company on a Current Report on Form 8-K on May 9, 2014.  Through May 31, 2014, the Company sold 25,200 shares of its common stock at an average price per share of $1.093, for gross proceeds of $27,545.  From June 1 through June 22, 2014, an additional 21,422 shares were sold, at an average price per share of $1.051, for gross proceeds of $22,523.  The At-the-Market Sales Agreement was terminated on June 22, 2014 (see Note 10. Subsequent Events – At-the-Market Offering).

June 2014 Offering  - On June 25, 2014, the Company and certain institutional investors entered into a securities purchase agreement (the “Offering”) in which the Company agreed to sell an aggregate of 5,500,000 shares of its common stock and warrants to purchase a total of 4,400,000 shares of its common stock to such investors for aggregate gross proceeds of approximately $5.2 million, and net proceeds of approximately $4.7 million, after deducting placement agency fees and other costs associated with the transaction.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.8 shares of common stock.  The purchase price was $0.95 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter at an exercise price of $1.10 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.

Under the Purchase Agreement, the Company has agreed with each of the purchasers that, subject to certain exceptions, it will not, within the 75 days following the closing of the Offering enter into any agreement to issue or announce the issuance or proposed issuance of any securities.  The Company also agreed with each of the purchasers that for a period of four years from the date of the Purchase Agreement, the Company will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which it:

•
issues or sells any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock of the Company at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Company’s common stock, other than pursuant to a customary “weighted average” anti-dilution provision; or

•	enter into any agreement (including, without limitation, an equity line of credit) whereby the Company may sell securities at a future determined price.

The Company has also agreed to indemnify each of the purchasers against certain losses resulting from its breach of any of its representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the Purchase Agreement. The transaction closed on July 1, 2014 and the net proceeds were transferred to the Company.

Cash Flows from Operating, Investing and Financing Activities

During the nine months ended May 31, 2014, we used net cash of $4,194,419 in operating activities, primarily as a result of our net loss of $4,971,814, decreased by non-cash expenses totaling $908,181, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included decreases in receivables of $298,009, inventories of $202,785, and other current assets of $80,814.  Cash used in operating activities also included reductions in accounts payable of $21,678, accrued liabilities of $142,195, customer deposits of $217,830 and deferred revenue of $330,661.

During the nine months ended May 31, 2013, we used net cash of $4,785,751 in operating activities, primarily as a result of our net loss of $6,049,807, decreased by non-cash expenses totaling $1,143,969, comprised of depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included increases in receivables of $901,822 and other current assets of $81,540 and decreases in accrued liabilities of $1,279 and deferred revenue of $30,760, partially offset by a decrease in inventories of $94,658 and increases in accounts payable of $189,580 and customer deposits of $851,250.

Net cash used in investing activities, resulting mainly from the purchase of property and equipment, was $65,626 and $18,072 for the nine months ended May 31, 2014 and 2013, respectively.

During the nine months ended May 31, 2014 net cash used in financing activities was $15,881.  During the nine months ended May 31, 2013 net cash provided by financing activities was $4,583,437 comprised of the net proceeds from the sale of common stock.

Although we believe that our current cash and cash equivalents are sufficient to fund our operations for the next twelve months, it is likely that we will need to raise additional capital in the future. We have considered and will continue to consider and evaluate financing options.

We cannot be certain or provide any assurance that any financing will be available when needed or will be available on terms acceptable to us. If we raise equity capital, our stockholders will be diluted. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercialization of our systems or entry into new markets.

As of May 31, 2014, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of May 31, 2014.

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

Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the quarter ended May 31, 2014 that had a material impact on our financial statements.

In May 2014, FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The Company has not yet determined how its financial statements will be affected by the adoption of ASU 2014-09.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to our market risk as described in our annual report on Form 10-K, as amended, for the year ended August 31, 2013, and in our Form 8-K filed on June 27, 2014.

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

PART II – OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Annual Report on Forms 10-K, as amended for the year ended August 31, 2013, and those disclosed on BSD Medical Corporation Form 8-K filed June 27, 2014.

Item 6.   Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

1.1	Engagement Agreement, dated as of June 20, 2014, by and among the Company and Maxim Group LLC. Incorporated by reference to Exhibit 1.1 to the BSD Medical Corporation Form 8-K, filed June 26, 2014

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed June 26, 2014

10.1	Letter Agreement, dated April 28, 2014, between the company and Harold R. Wolcott. Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed April 29, 2014.

10.2
At-the-Market Issuance Sales Agreement between BSD Medical Corporation and MLV & Co. LLC, dated May 9, 2014.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed May 9, 2014

10.3
Termination of At-the-Market Issuance Sales Agreement, dated June 22, 2014, by and between BSD Medical Corporation and MLV & Co. LLC. Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed June 23, 2014

10.4
Settlement Agreement, dated as of June 20, 2014, by and between BSD Medical Corporation and Cranshire Capital Master Fund, Ltd. Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed June 23, 2014

10.5
Securities Purchase Agreement, dated as of June 25, 2014, by and among the Company and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed June 26, 2014

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

BSD MEDICAL CORPORATION

Date: July 10, 2014	/s/ Harold R. Wolcott
Harold R. Wolcott
President (Principal Executive Officer)

Date: July 10, 2014	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Accounting Officer)