Form 10-K
period 2014-08-31
BSD MEDICAL CORP
filed 2014-11-13
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2014 was approximately $30,731,822.

As of November 13, 2014, the registrant had 39,689,209 shares of its common stock, par value $.001, outstanding.

Documents Incorporated by Reference:  Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end, are incorporated by reference into Part III hereof.

BSD MEDICAL CORPORATION
FORM 10-K

For the Year Ended August 31, 2014

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

In spite of the advances in cancer treatment technology, the five-year survival rate for all cancers in the United States is only 68%.  Our product line includes systems that have been strategically designed to offer a range of thermal treatment systems for the treatment of cancer, including both ablation and hyperthermia treatment systems.  Studies have shown that both ablation and hyperthermia treatments kill cancer, but they have different clinical applications.

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

We have experienced recent growth in our operating revenues from our MicroThermX Microwave Ablation System (“MicroThermX”) line of products partially as a result of an exclusive, long-term, multi-million dollar distribution agreement with Terumo Europe NV (“Terumo”), a wholly owned subsidiary of Terumo Corporation, which covers 100 countries in Europe, Western Asia, and Northern Africa, along with increased MicroThermX revenue from other international distributors.  In addition, revenues from sales of disposable SynchroWave antennas and fee per use charges for MicroThermX systems have increased in the US market.

The number of hyperthermia systems sold also increased this year.  However, due to negative regulatory, economic, reimbursement and other healthcare industry factors, we expect that revenue growth of this product line will be difficult in the future.  We have experienced declining hyperthermia revenues from our distributor in Europe, a related party.  We have entered into distribution agreements for our hyperthermia systems in China, South Korea and Taiwan.  We anticipate that these distribution agreements may result in hyperthermia sales in the future; however, certain regulatory approvals are required before we will realize increased sales. Following several years of effort, we have now obtained necessary regulatory approvals in Taiwan and China.

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

Our current corporate strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products, including our hyperthermia systems.  The April 2013 signing of the master distribution agreement with Terumo for our MicroThermX line of products was a result of this strategy.  Consistent with this strategy, we continue to seek out, identify opportunities and, if possible, secure a transaction or transaction(s) relating to BSD’s hyperthermia business, including, but not limited to, partnering or other collaborative agreements, a sale of assets and/or other strategic arrangements.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Our common stock trades on the NASDAQ Capital Market (“NASDAQ”) under the symbol “BSDM.”

Our Contributions to Cancer Therapy

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

Since the founding of the Company, we have been heavily involved in developing technological advances to expand the use of heat therapy for the treatment of cancer.  Our efforts have included joint work with many notable cancer research centers in the United States and Europe.  In past years, funding for our research efforts has been provided by such sources as the National Institutes of Health in the United States and major European government agencies.

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

The MicroThermX introduces into our product line an innovative SynchroWave disposable antenna that is used in each ablation treatment, which we believe will provide a significant ongoing revenue stream after the sale of the system.  We expanded the MicroThermX market opportunity by introducing a new SynchroWave short tip (“ST”) antenna that can be used to deliver smaller, spherical ablation zones that more accurately target smaller tumors.  The existing SynchroWave long tip (“LT”) antenna delivers larger ablation zones, reducing the need for multiple ablations on larger tumors.  The multiple configurations of the SynchroWave antenna provide physicians the ability to precisely target the ablation zone to the numerous sizes and shapes of diseased tissue, significantly increasing the number of cases that can be treated with the MicroThermX. BSD management estimates the soft tissue ablation world market potential exceeds $2.3 billion.

Our Table Top MicroThermX Microwave Ablation System (“T2”) is designed for our fee-per-use rental program, which is more fully described below.  Portability and ease of use are keys to successful implementation of the equipment rental program.  The T2 is a small, lightweight, tabletop configuration that has the same advanced features as the original MicroThermX configuration.

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

In April 2013, we announced an exclusive multi-million dollar master distribution agreement with Terumo Europe NV, a wholly owned subsidiary of Terumo Corporation, for our MicroThermX line of products in 100 countries in Europe, Western Asia and Northern Africa.  Terumo Corporation is a global medical device leader with nearly $5 billion in annual sales and operations in over 160 countries.  Terumo Europe NV has established itself as a pioneer in the field of interventional oncology.  BSD management estimates the potential market size for MicroThermX in these countries to be in excess of $1 billion in annual sales.  We believe this distribution agreement validates the large market opportunity for MicroThermX ablation products and is expected to drive market adoption for the MicroThermX as a leading ablation therapy system and to drive revenue growth toward profitability.

With the initial success of our relationship with Terumo Europe NV, we will continue our strategy to seek out other master distribution arrangements in other substantial geographic medical device markets.

Domestically, we have restructured our sales organization and efforts in 2014 by engaging independent, specialized distributors who sell and distribute medical products to healthcare providers.  These specialized distributors typically have established relationships with interventional radiologists and other end users of cancer treatment products.  Each of these distributors are overseen, trained and serviced by sales managers who are employees of the Company.  We believe that we have now expanded our distributor network and direct sales efforts to cover all large metropolitan areas and states, with sales coverage throughout the entire United States.    We will continue to adjust our sales force into other domestic metropolitan areas in the future.

In addition to selling our MicroThermX line we also offer a MicroThermX fee-per-use equipment rental program.  The fee-per-use program allows hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use equipment rental for the treatment of patients using the MicroThermX, dramatically shortening the sales cycle.  This rental program has generated a revenue stream from sales of disposable SynchroWave antennas combined with profitable equipment rental fees.  We continue to aggressively market and sell the rental program throughout the U.S.

We are committed to “personal service” to new users of the microwave ablation technique.  We provide all of our customers with extensive hands-on training to ensure success in clinical use of the MicroThermX system.  Our representatives are experienced interventional sales representatives with seasoned contacts in the field of interventional oncology.  Our senior sales management team includes professionals with a long history in marketing medical devices and equipment worldwide.

Hyperthermia Systems

The BSD Hyperthermia family of products includes the BSD-500,  BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR.  These systems  deliver either superficial hyperthermia therapy, which is non-invasive and delivered externally using antennae placed over the tumor, or interstitial hyperthermia therapy, which is delivered using antennae that are inserted into the tumor, or both, or by applying radiofrequency (“RF”) energy to certain cancerous tumors, including those located deep within the body.

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

On November 21, 2011 the Company obtained HDE marketing approval for the BSD-2000 from the FDA.  The BSD-2000 is approved for use in conjunction with radiation therapy for the treatment of cervical cancer patients who normally would be treated with combined chemotherapy and radiation but are ineligible for chemotherapy due to patient related factors.  The HDE approval authorizes the commercial sale of the BSD-2000.  An HDE approval is obtained after a company has demonstrated the product’s safety and probable benefit for the treatment of a disease affecting fewer than 4,000 people in the United States every year.  In addition, we cannot charge an amount for an HDE approved device that exceeds the costs of research and development, fabrication, and distribution.  A device can have both PMA and an HDE approval as long as the approvals are for different indications for use.

We have received CE Marking for the BSD-2000 family of products, which would allow us to market the BSD-2000 systems in the thirty countries that comprise the EU and the EFTA. However, effective July 22, 2014, the EU’s Restriction of Hazardous Substances (“RoHS”) regulatory mandate prohibits the Company from selling its hyperthermia products in the EU under their current configuration.  Although the Company’s MicroThermX products are in compliance with RoHS requirements, in order to continue to sell its hyperthermia systems within the EU after July 22, 2014, the Company would need to make significant and costly changes to component parts used in its hyperthermia products to become RoHS compliant.  The Company does not believe that it is economically justifiable at this time to continue to offer hyperthermia systems in the EU, given RoHS requirements.  The RoHS regulatory mandate allows the company to supply replacement parts for current installations.  For the immediate future, the Company will continue to focus its marketing efforts for hyperthermia systems in Asian and domestic U.S. markets.   However, the Company believes that sales of hyperthermia products in the U.S. face significant reimbursement challenges.

CE Marking is also recognized in many countries outside of the EU, which may provide us the ability to market the BSD-2000 family of products to other international markets.

We have also obtained regulatory approval for the sale of the BSD-2000 in Taiwan and the People’s Republic of China.

Marketing and Distribution

MicroThermX.  Our U.S. network of direct sales representatives and four domestic specialty distribution firms provide nationwide sales coverage for the MicroThermX line of products.

In addition, in April 2013 we entered into an exclusive, long-term master distribution agreement with Terumo Europe NV in 100 countries in Europe, Western Asia and Northern Africa.  We have a Director of International Sales that manages this relationship, as well as other previously entered into agreements with other international specialty distribution firms.  Our marketing and distribution strategy for our MicroThermX business includes seeking out and securing additional master distribution arrangements for our MicroThermX line of products in other parts of the world.

Hyperthermia Systems.  To support our direct sales and marketing efforts for our hyperthermia systems and products in the United States, we have utilized independent sales representatives supported by senior management of the Company.  Our plan going forward is to minimize this effort in the U.S., due to regulatory, economic and reimbursement challenges and to focus on marketing and sales efforts of hyperthermia products through distributors in Asia.

Historically the Company has recognized revenues derived from sales to Dr. Sennewald Medizintechnik GmbH and its affiliated entities (“Medizintechnik”) located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  This company is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant stockholder.  We have also sold systems in Poland and Italy, and have conducted our own direct sales and marketing efforts in India and other countries in Europe and Asia.

Sales of hyperthermia products in the EU have been trending down as a percent of the Company’s total sales since fiscal 2011.  With the RoHS regulatory mandate, the Company is prohibited from selling its hyperthermia products in the EU in their current configuration.

In 2005, we entered into an agreement with Dalian Orientech Co. LTD (“Orientech”), a privately owned company, to assist us in obtaining regulatory approval from China’s Food and Drug Administration (the “CFDA”) for the sale of the BSD-2000 in the People’s Republic of China, and thereafter to act as our distributor for the sale of the BSD-2000 in that country.  Orientech subsequently obtained CFDA approval, allowing the distributor to begin to market and sell the BSD-2000 system to hospitals in China.    During the period of the original agreement BSD sold 17 BSD-2000s to Orientech.  We renewed this exclusive distribution agreement in February 2012, which requires Orientech to purchase a minimum of 32 BSD-2000s over a 4 year period, commencing when Orientech receives renewal of their original approval to sell the BSD-2000 from China’s Food and Drug Administration (the “CFDA”). CFDA approval has to be renewed every 4 years for all medical devices.  Renewal from the CFDA was received August 28, 2014.

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

In August 2012, we announced that we had obtained approval to market our hyperthermia systems in the Russian Federation.  The marketing approval covers all BSD-2000 Hyperthermia System configurations and the BSD-500 Hyperthermia System.   The Russian approval does not expire; however, any shipment into Russia also requires a GOST-R Quality Certificate.  Our GOST-R Quality Certificate expires July 26, 2015, and would have to be renewed after that date if we continue to ship products into Russia.

In March 2013, we announced that we signed an exclusive agreement with Linden Bioscience Co., Ltd. (“Linden”), a Taiwan Corporation, for the sale and distribution of our hyperthermia products in Taiwan.  Linden’s primary focus will be licensing, marketing and selling the BSD-2000 in Taiwan.  Per the agreement, Linden is required to purchase a minimum number of BSD-2000 systems annually over a five year period, totaling a cumulative $7.1 million in revenue to us.   Since Linden’s receipt of Taiwan FDA import license approval in February 2014, we have shipped four (4) BSD-2000 systems to Linden.

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

Even though billing codes have been established, payments must also be approved by and authorized through the various third-party payors, and third-party payors can establish varying reimbursement plans and levels that can affect hyperthermia and ablation reimbursement levels.  Obtaining reimbursement in the U.S. can be unpredictable and difficult for hyperthermia.   Obtaining reimbursement for treatments using the BSD-2000 Hyperthermia System is particularly difficult in the U.S., as it has HDE approval from the FDA.  In order to obtain reimbursement for an HDE-approved device, the hospital generally has to file an appeal after receiving an initial denial, and there is no guarantee that reimbursement can be obtained even after an appeal has been filed.  Obtaining reimbursement for treatment with an HDE-approved device is difficult and resource intensive.

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

Competitors in the thermal ablation market include RadioTherapeutics, a division of Boston Scientific Corporation, Covidien Ltd., Angiodynamics, Inc., NeuWave Medical, MedWaves Incorporated, and HS Hospital Service S.p.A.  Many of these companies have been in the thermal ablation business for several years, are significantly larger organizations, and have more financial resources than the Company.

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

Product Service

We generally provide a 12-month warranty and record a liability for the warranty following installation on all our cancer treatment systems and a 90-day limited warranty on individual components.  We install and service the systems we sell to domestic customers.  In addition, we provide technical training and support to our customers.  Subsequent to the applicable warranty period, we offer our domestic customers full or limited service contracts.

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

Production

We manufacture and test our systems and products at our facilities in Salt Lake City, Utah.  Our manufacturing facility is ISO 13485 certified and follows FDA quality systems regulations.  Some equipment components we purchase from suppliers are customized to our specifications.  Key factors in our manufacturing process are assembly and testing.  We purchase component parts and other materials from a variety of suppliers and believe we can acquire materials and parts from multiple sources on a timely basis.

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

Government Regulation

Domestic Regulation of Our Products and Business - Food and Drug Administration

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), as implemented and enforced by the FDA. Certain of our products sold in the United States require FDA clearance to market under Section 510(k) of the FDCA. FDA governs the following activities that we perform or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

There are numerous FDA regulatory requirements governing the approval or clearance and marketing of our products. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•
Quality System Regulation (“QSR”) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of a cleared product;

•	approval of product modifications that affect the safety or effectiveness of an approved product;

•
medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	notices of correction or removal and recall regulations.

We have registered our facility with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by the FDA to determine our compliance with the QSR and other regulations and these inspections may include the manufacturing facilities of our suppliers.

FDA's premarket clearance and approval requirements. Unless an exemption applies, before we can commercially distribute medical devices in the United States, depending on the type of device, we must obtain either prior 510(k) clearance or PMA from the FDA, unless a specific exemption applies. The FDA classifies medical devices into one of three classes:

•
Class I devices, which are subject to only general controls (e.g., labeling, medical devices reporting, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;

•	Class II devices, generally requiring 510(k) premarket clearance before they may be commercially marketed in the United States; and

•
Class III devices, consisting of devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, generally requiring submission of a PMA supported by clinical trial data.

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a premarket notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs. By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer's decision. We have modified our devices since they received the FDA clearance. If the FDA were to disagree with any of our determinations that changes did not require a new 510(k), it could require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. If the FDA requires us to seek 510(k) clearance or PMA approval for any modifications, we may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA approval is obtained and we could be subject to significant regulatory fines or penalties.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

Premarket approval (PMA) pathway

A PMA or an HUD and HDE application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel's recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSRs.

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device's indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. There is no guarantee that the FDA will grant PMA approval of our future products and failure to obtain necessary approvals for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

Humanitarian Device Exemption (HDE) Pathway

In order for a device to be eligible for an HDE, it must be intended for use in a qualifying target patient population of less than 4,000 patients per year for which there is no other comparable device available to treat the condition. This qualifying target patient population must be approved by the FDA. The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks, which is a lower standard than is applied to a PMA. Within the regulations for an HDE, if a device becomes available through the PMA or 510(k) pathway that addresses the same patient population as the HDE device, the HDE device may need to be withdrawn from the U.S. market. An approved HDE authorizes sales of the device to any hospital after Institutional Review Board review and approval by the hospital. New HDEs or HDE supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device's indication for use, manufacturing process, labeling and design

 Clinical Trials

Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance and HDE approval.  Such trials generally require an investigational device exemption application (“IDE”), approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board (“IRB”) for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients' informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the United States.

Pervasive and continuing regulation

After a device is placed on the market, numerous regulatory requirements apply.  These include:

•	Product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•
QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

•
medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA's recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities.  Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes.  In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.  In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties.  It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  In that event, our reputation could be damaged and adoption of the products would be impaired.

Furthermore, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective.  Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death.

The FDA has broad post-market and regulatory enforcement powers.  We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors.  Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

The medical devices that we have developed and are developing are subject to extensive, rigorous, and unpredictable regulation by numerous governmental authorities, including the FDA and comparable foreign agencies.

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

Foreign countries, in which our products are or may be sold, have regulatory requirements that can vary widely from country to country.  Sales into the EU, require compliance with the Medical Devices Directive, or MDD, and require us to obtain the necessary certifications to have a CE Mark affixed to our products.  All medical devices must be manufactured in accordance with regulations and in compliance with other applicable standards.  We have obtained necessary ISO-13485 certification of our quality, development, and manufacturing processes and we have successfully completed the CE Mark testing and Annex II audit.

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

The RoHS regulatory mandate will prohibit the Company from selling its hyperthermia products in the EU under their current configuration.  Although the Company’s MicroThermX products are in compliance with RoHS requirements, in order to continue to sell its hyperthermia systems within the EU after July 22, 2014, the Company would need to make significant and costly changes to component parts used in its hyperthermia products to become RoHS compliant and available for sale in the EU.  The Company does not believe that it is economically justifiable at this time to continue to offer hyperthermia systems in the EU, given RoHS requirements.

In addition, regulations for sale of medical devices into the EU are being revised and the revisions will impose stricter requirements on medical device companies, and there can be no assurance that we will continue to maintain compliance with future regulatory requirements.

After we receive FDA approval to market a medical device, we continue to have ongoing responsibilities under the Federal Food, Drug, and Cosmetic Act and FDA regulations.  The FDA currently mandates a post-approval study for PMA and HDE approved devices.  As a condition of our HDE approval for the BSD-2000, the FDA required BSD to conduct a post-market registry study, “Deep Hyperthermia and Radiation in the Treatment of Cervical Cancer Patients."  Due to challenges enrolling patients and sites in a small population with this rare disease, no patients were enrolled in this initial post-approval study. Because of these challenges, BSD initiated collaborative discussions with FDA regarding the structure of the study.   As a result, the initial post-market study structure has been revised, and we are in current discussions with our clinical sites regarding participation in the revised study. We are still experiencing challenges in enrolling patients and sites and have been unable to obtain participation in the restructured study as of the date of this filing.  The status of BSD's post-approval study is listed as "progress inadequate" on the FDA's website.  We plan to initiate additional discussions with the FDA regarding how best to address these challenges, but there can be no assurance that we will be able to successfully meet our Company's ongoing responsibilities for the post-approval study mandated by the FDA as part of our HDE approval.  We have submitted all periodic updates to the FDA as required and in a timely manner.

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

Patents, Licenses, and Other Rights

Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Our policy is to file patent applications to protect significant technology, inventions and product improvements.  We currently own eight non-expired patents in the United States related to certain components or technology of our ablation and hyperthermia systems.  We currently have one patent license from Duke University.  Eleven new U.S. patent applications have been published in the United States, and one foreign patent is issued and others are pending.  A total of 29 U.S. patents have been issued to BSD.  We believe that our patents represent the early pioneering and dominant patents in this field.

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

Research and Development

Research and development expenses for fiscal years 2014, 2013 and 2012 were $2,229,043, $2,281,854 and $2,364,608, respectively.  Through the end of fiscal 2014, we have continued our efforts to enhance and improve our ablation products, sustain and fill current order requirements for our hyperthermia products, and to focus our product development, technology and engineering resources on the following:

•	development of SynchroWave short tip antenna used to deliver smaller, spherical ablation zones;

•	incorporating new requirements into the design and manufacturing processes;

•	designing and testing of new advanced cooled disposable microwave ablation antennas;

•	supporting MicroThermX regulatory requirements;

•	adaptation of our BSD-2000/3D/MR to both Siemens and GE MR configurations;

•	sustaining engineering for our BSD-500 and BSD-2000 systems where necessary to maintain ongoing manufacturability;

•	supporting product approvals for US and non-US governments;

•	R&D projects not publicly disclosed.

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

At times, in past fiscal years, we have derived a significant portion of our revenues from sales to Medizintechnik, which has been a significant distributor of our products in Europe, and which is owned by Dr. Gerhard W. Sennewald, one of our directors and a significant shareholder.  However, with the exception of one BSD-2000 unit Medizintechnik purchased from us in fiscal 2014, we have experienced declining sales from this related party.  For fiscal year 2014 we had sales of $419,549, or 8% of our total sales, from the sale of hyperthermia systems and various component parts sold to Medizintechnik.  Excluding the purchase of the BSD-2000 unit, sales to Medizintechnik was $59,549, or 1% of our total sales in fiscal 2014, as compared to sales of $99,896, or 3% of our total sales, in fiscal 2013, and sales of $333,663, or 16% of our total sales, in fiscal 2012.  Management believes the terms of these transactions with Medizintechnik were arm’s length and fair to the Company.

A significant portion of our revenues are derived from sales to foreign customers.  During the years ended August 31, 2014, 2013 and 2012, export sales totaled $3,381,563, $1,470,619 and $694,629, or approximately 63%, 40% and 34% of total sales, respectively.  During the year ended August 31, 2014, we had sales to two foreign customers, each representing 23% of total revenues.  During the year ended August 31, 2013, we had sales to one foreign customer totaling 30% of total revenues.  During the year ended August 31, 2012, we had sales to four foreign customers totaling 16%, 13%, 11% and 11% of total revenues.

During the years ended August 31, 2014, 2013 and 2012, domestic sales totaled $1,946,790, $2,202,673 and $1,376,563, or approximately 37%, 60% and 66% of total revenues, respectively.  In the year ended August 31, 2014, no single domestic customer accounted for more than 6% of total revenues.

Backlog

As of August 31, 2014, we had a sales backlog of $440,000.

Employees

As of August 31, 2014, we had 52 employees; 49 of whom were full-time employees.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with our employees to be satisfactory.  We depend upon a limited number of key management, manufacturing, and technical personnel.  Our future success will depend in part on our ability to retain these highly qualified employees.

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

Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $52,771,770 at August 31, 2014.  We reported net losses of $7,142,832, $8,251,691 and $7,960,660 in fiscal years 2014, 2013 and 2012, respectively.

We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities.  To become profitable we will need to increase significantly the revenues we receive from sales of our MicroThermX line of products and our hyperthermia systems to improve our profitability on a quarterly or annual basis.  We have been unable to do this in the past and we may be unable to do so in the future, and therefore may never achieve profitability.

We have obtained FDA 510(k) clearance to market our MicroThermX Microwave Ablation System, and have experienced early success in sales of the MicroThermX  family of products.  We cannot be assured that our efforts to commercialize the MicroThermX will be successful or that we will attain expected revenue levels.

In August 2010, the FDA granted us a 510(k) clearance to market our MicroThermX Microwave Ablation System for ablation of soft tissue, authorizing the commercial sale of the MicroThermX in the United States.  We have experienced significant growth in revenues from our MicroThermX family of products.  Our products represent a major part of our business plan moving forward and introduce into our product line an innovative, high-end disposable that is used in each ablation treatment and which we believe will provide a significant ongoing revenue stream.

Political and economic uncertainty in the healthcare industry due to government healthcare reform and the continuing worldwide economic turndown has made hospital acquisitions of capital equipment difficult at all levels.  With hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX may extend to well over six months.  To accelerate revenues from the MicroThermX line of products, we have a program that allows hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use rental for the treatment of patients using the MicroThermX  We expanded the equipment rental program throughout the U.S., contracting with specialty medical products distributors and hiring direct sales representatives in key major metropolitan areas who provide “personal service” to new users of the microwave ablation technique.  These are experienced interventional sales representatives with established contacts and relationships in the field of interventional oncology.  We have experienced early success with these sales programs and increasing revenues; however, we cannot be assured that we will attain expected revenue levels from the MicroThermX line of products.  If these efforts are not successful, our business will be adversely affected.

Our profitability will be driven in large part by international sales of our MicroThermX family of products; therefore, we are dependent on our ability to successfully establish our international sales distribution channels.

With our United States direct sales network in place for our MicroThermX family of products, we are placing significant emphasis on Europe and other international markets.  International sales of our MicroThermX family of products will depend on our ability to successfully establish sales distribution channels in Europe and other international markets.  We believe that the distribution agreement with Terumo Europe NV will drive market adoption of the MicroThermX product line.  However, this agreement in in its early stages and the ultimate success of the Terumo relationship is yet to be determined.  We also expect to reach distribution agreements with additional international distribution firms.  If these efforts are not successful, our business will be adversely affected.

Our current strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products; including our hyperthermia systems; however, there can be no assurance that such strategic alternatives will result in any successful agreements or transactions.

As demonstrated by our April 2013 signing of the master distribution agreement with Terumo Europe NV for our MicroThermX line of products, our current strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products including our hyperthermia systems.  Consistent with this strategy we have a goal to seek out, identify opportunities and, if possible, secure a transaction or transaction(s) relating to our hyperthermia business including, but not limited to, partnering or other collaborative agreements, a sale of assets and/or other strategic arrangements.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Our revenues can fluctuate significantly from period to period because historically our sales have been largely based upon a relatively small number of systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.

Our revenues can fluctuate significantly from period to period because historically our sales have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  We have experienced increasing revenues from our MicroThermX line of products, but have been unable to sustain or grow revenues from our hyperthermia systems.  Sales of a few systems, particularly BSD-2000/3D/MR systems, can cause a large change in our revenues from period to period and the sales cycle for our hyperthermia systems generally extends over multiple financial reporting periods.  In addition, differences in the configuration of the systems sold, pricing, and other factors can result in significant differences in the sales price per system and in the total revenues reported in a given period.  As a result, there may be quarterly financial reporting periods where we may report no or minimal revenues from the sale of hyperthermia systems.

Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our hyperthermia systems.

Our hyperthermia cancer treatment systems represent capital equipment purchases for our customers.  Adverse worldwide economic conditions have made it difficult for our customers to obtain approval for the purchase of and funding for our systems.  This has contributed to a lack of growth in the worldwide sales of our hyperthermia systems and to a slower than anticipated introduction into the market place of our MicroThermX line of products.  To the extent that adverse economic conditions continue, we believe our sales of cancer treatment systems will continue to be negatively impacted.

At times, a significant portion of our revenues from sales of our hyperthermia products have been from related parties.

We have experienced declining revenues of hyperthermia products from related parties.  These related party transactions result from the sale of hyperthermia systems and related component parts and services to entities controlled by a significant shareholder and member of our Board of Directors, and represent approximately 8%, 3% and 16% of total sales for the years ended August 31, 2014, 2013, and 2012.   With the new RoHS regulatory mandate, we are prohibited from selling new hyperthermia systems in the EU.  Our MicroThermX products are RoHS compliant.

To the extent that we are unable to maintain or increase the level of our revenues derived from related parties, the results of our operations could be negatively impacted.

A significant concentration of our revenues are from foreign countries.

A significant portion of our revenues are derived from sales to foreign customers.  Export sales were $3,381,563, $1,470,619 and $694,629 in fiscal years 2014, 2013 and 2012, respectively.  During fiscal year 2014, export sales to Taiwan and Belgium combined were approximately 46% of total sales.  During fiscal years 2013 and 2012, export sales to Belgium and Germany were approximately 30% and 16% of total sales, respectively.

To the extent that we are unable to maintain or increase the level of our revenues derived from foreign customers, the results of our operations could be negatively impacted.

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

Continued sales of our hyperthermia systems in Asia depend on the effectiveness of our Asian distributors; however, we have had failures with the productivity of new channels of distribution in the past.

We believe that the success of our efforts to increase sales of our hyperthermia systems in the future depends on our ability to successfully utilize and support our sales distribution channels in Asia.  Historically, we have had little success in establishing new sales channels, and recruiting and training new distributors can require considerable time and expense.  As we pursue our hyperthermia products marketing plan, there can be no assurance that our channels of distribution will be reliable, or will to meet our plan for sales in Asia.

In addition, we believe that our channels of distribution for hyperthermia products that have been successful in the past will not be successful in the future.  At times we have derived a significant portion of our revenue from sales in Europe and in China.  Sales in Europe were made through our distributor Dr. Sennewald Medizintechnik GmbH, which also purchases equipment components and parts from us; however, we have recently experienced declining hyperthermia revenues from this source and will be unable to market hyperthermia systems in the EU following July 22, 2014, due to new RoHS regulations.  Medizintechnik is controlled by Dr. Sennewald, one of our directors.

Our Chinese distributor has recently received regulatory approval in China in an ongoing renewal application, and we have also experienced declining levels of sales in China.

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

Our research and development efforts, pre-clinical tests and clinical trials, and the manufacturing, marketing, distribution and labeling of our products are subject to extensive regulation by the FDA and comparable international agencies.  The process of obtaining FDA and other required regulatory approvals throughout the world is lengthy and expensive and our financial resources are limited.  The FDA and other comparable agencies outside the U.S. are currently implementing and considering a number of reforms in its regulatory processes, which may make the approval process longer and more cumbersome for medical devices and increase the costs required to maintain those approvals.

Obtaining marketing approval from the FDA and other comparable agencies outside the U.S. is necessary for us to commercially market our systems in the United States.  Obtaining and maintaining approvals is a lengthy and expensive process.  We may not be able to obtain these approvals on a timely basis, if at all, and such failure could harm our business prospects substantially.

After a product is approved for commercial distribution by the FDA and other comparable agencies outside the U.S., we have ongoing responsibilities under applicable regulations, which may include regulation of our manufacturing facilities and processes, labeling and record-keeping, and reporting of adverse experiences and other information.  Failure to comply with these ongoing requirements could result in problems with our approvals outside the U.S., and in the U.S. could result in the FDA imposing operating restrictions on us, enjoining or restraining certain violations, or imposing civil or criminal penalties on us.

All of these laws are subject to evolving interpretations.  If the federal government were to conclude that we are not in compliance with any of these health care laws, we could be subject to substantial criminal and civil penalties, and could be excluded from participation as a supplier to beneficiaries in federal health care programs.

We are also subject to ongoing compliance and review requirements with our ISO-13485 and CE Mark certifications.  The European Commission (“EC”), the executive body of the EU, drafts regulations that are then accepted or rejected by the European Council.  Once a regulation has been accepted, it becomes a directive.  We must remain current with both new directives and amendments to existing directives.  The EC has recently implemented a number of significant changes in the regulations that govern medical devices, and the European Council has approved these changes.  These changes make obtaining and maintaining required regulatory approvals more expensive and time consuming.  The EC also recommended additional significant changes in the regulations that govern medical devices, which could increase the regulatory costs and risk for marketing products in the EU.  Failure to comply with these ongoing requirements could result in marketing restrictions on us.

On January 2, 2013, following a protracted period of public comment, the EU issued RoHS, which restricts the use of certain hazardous substances used in electrical equipment and mandated all medical devices sold in the EU meet RoHS compliance requirements on or before July 22, 2014.  Medical devices subject to RoHS must have technical testing and accompanying documents, a declaration of conformity and CE marking affixed to the product to be deemed compliant.  Noncompliant medical devices will be prohibited for sale in the EU community after July 22, 2014.

The Company’s MicroThermX products are in compliance with RoHS requirements.  However the Company’s hyperthermia products contain some of the substances defined as hazardous by RoHS standards. This presents a challenge for us inasmuch as there is currently no RoHS information available from vendors of the non-compliant parts with no alternative replacement parts available or readily identifiable. Hence, in order to continue to sell its Hyperthermia Systems within the EU after July 22, 2014 the Company believes it will need to make significant changes in the component parts used in its hyperthermia products it offers for sale in the EU.  The Company does not currently intend to make the significant and costly changes to component parts used in its hyperthermia products that would be necessary to become RoHS compliant so its hyperthermia systems can be available for sale in the EU.  Because of this, our sales of new hyperthermia systems in the EU will cease, which will impact our results from operations.

U.S. Regulatory – FDA

If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved PMA unless the device is specifically exempt from those requirements. In addition, certain devices can be distributed under an HDE, rather than a PMA.

The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

In order for a device to be eligible for an HDE, it must be intended for use in a qualifying target patient population of less than 4,000 patients per year for which there is no other comparable device available to treat the condition. This qualifying target patient population must be approved by the FDA. The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks, which is a lower standard than is applied to a PMA. Within the regulations for an HDE, if a device becomes available through the PMA process that addresses the same patient population as the HDE device, the HDE device may need to be withdrawn from the U.S. market. An approved HDE authorizes sales of the device to any hospital after Institutional Review Board review and approval by the hospital.

Our currently commercialized BSD-200 and MicroThermX Microwave Ablation System have been cleared through the 510(k) process. Our BSD-500 is the subject of an approved PMA application. Our BSD-2000 System is the subject of an approved HDE. Our HDE for the BSD-2000 could be withdrawn by FDA if the target patient population exceeds 4000 patients in a given year or if a competitive device receives PMA approval that addresses the same patient population as the BSD-2000.

Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances, premarket approvals, or HDE approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer's decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a premarket approval application. For PMA approved products, any change that affects the safety or effectiveness of the device requires the approval of PMA Supplement.  Depending on the type of change, there are different PMA Supplements ranging from 30-Day Notices to full 180-Day Supplements.  Where we determine that modifications to our products require a new 510(k) clearance, premarket approval, or HDE application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Some of our new products may require FDA clearance of a 510(k). Other products may require the approval of a PMA. In addition some of our new products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Clinical trials necessary to support a PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support a future PMA application or to obtain additional safety and efficacy data beyond that typically required for a 510(k) clearance will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

Clinical trials conducted in the United States, generally require an IDE approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent that complies with FDA requirements, state and federal privacy regulations and human subject protection regulations.

Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

BSD is currently sponsoring an IDE-approved clinical study of the BSD-2000 Hyperthermia System, “Hyperthermia Combined with Radiotherapy for the Treatment of Locally Advanced, Persistent, or Recurrent Deep Tumors of the Pelvis; i.e., Cervical, Prostate, Rectal, and Bladder.”  The Phase II study is designed to enroll subjects who have advanced, persistent, or recurrent deep tumors of the pelvis and thus have already failed other standard therapy or would not be considered candidates for other standard therapy.

Our facility and our clinical investigational sites operate under procedures that govern the conduct and management of FDA-regulated clinical studies under 21 CFR Parts 50 and 812, and Good Clinical Practices. FDA may conduct Bioresearch Monitoring (BIMO) inspections of us and/or our clinical sites to assess compliance with 21 CFR Parts 50 and 812, our procedures, and the clinical protocol. If the FDA were to find that we or our clinical investigators are not operating in compliance with applicable regulations, we could be subject to the above FDA enforcement action as well as refusal to accept all or part of our data in support our 510(k) or PMA and/or we may need to conduct additional studies.

We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Additionally, we may decide at any time, for business or other reasons, to terminate a study. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA. Even if a study is completed and submitted to the FDA, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

With respect to our marketed products, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations or QSR for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. The FDA enforces the QSR and other regulations through periodic inspections. Our facility in Salt Lake City, Utah, is regularly inspected by the FDA. The most recent FDA inspection was conducted December 17–19, 2012. There were no deficiencies noted by the FDA as a result of this inspection and no Form 483 was issued.

The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or HDE or PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

For most products that receive PMA or HDE approval, FDA imposes post-market study requirements as a condition of approval. As a condition of our HDE approval for the BSD-2000 Hyperthermia System, the FDA required BSD to conduct a post-market registry study, “Deep Hyperthermia and Radiation in the Treatment of Cervical Cancer Patients.” Due to challenges enrolling patients and sites in a small population with this rare disease, no patients were enrolled in this initial post-approval registry study. Because of these challenges, BSD initiated collaborative discussions with FDA regarding the structure of the study.  As a result, the initial post-market study structure has been revised, and we are in current discussions with our clinical sites regarding participation in the revised study. BSD is still experiencing challenges in enrolling patients and sites and plans to initiate additional discussions with FDA regarding how best to address these challenges.  The status of BSD's post-approval study is listed as "progress inadequate" on the FDA's website.  We plan to initiate additional discussions with the FDA regarding how best to address these challenges, but there can be no assurance that we will be able to successfully meet our Company's ongoing responsibilities for the post-approval study mandated by the FDA as part of our HDE approval.  We have submitted all periodic updates to FDA as required and in a timely manner.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death.  Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which require reports to be submitted to the FDA and can result in voluntary corrective actions or FDA enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or "off-label" uses.

Our promotional materials and training methods for physicians must comply with FDA and other applicable laws and regulations. We believe that the specific surgical procedures for which our 510(k)-cleared products are marketed fall within the scope of the surgical applications that have been cleared by the FDA and that our PMA approved products are marketed in accordance with their approved labeling. However, the FDA could disagree and require us to stop promoting our products for those specific procedures until we obtain FDA clearance or approval for them. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

Legislative or Regulatory reforms may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. For example, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

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

Our success will be largely dependent upon the efforts of Clinton E. Carnell Jr, our Chief Executive Officer, Sam Maravich, Jr., our Vice President of Sales and Marketing, Dixie Toolson Sells, our Vice President of Regulatory Affairs, William S. Barth, our Chief Financial Officer, and other key employees.  We do not maintain key-person insurance on any of these employees.  Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel.  Competition for these individuals is intense.  The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to manage our business and meet key objectives such as the sale of our products and the introduction of new products.

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

If the closing bid price of our stock continues to remain below $1.00 per share, our common stock may be subject to delisting from the NASDAQ Stock Market.

Shares of our common stock are listed on the NASDAQ Capital Market (“Nasdaq”) under the symbol “BSDM”. We are required to comply with Nasdaq’s listing standards in order to maintain the listing of our common stock on the exchange. Nasdaq has the authority pursuant to Nasdaq Rule 5550(a)(2) to delist our common stock if, during any period of 30 consecutive trading days, the closing bid price falls below a minimum bid price of $1.00 per share.

On August 8, 2014, we received a letter from the staff of Nasdaq notifying us that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until February 4, 2015, to regain compliance. If at any time before February 4, 2015, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the Staff will provide us with written confirmation of compliance and the matter will be closed.

We are actively monitoring the bid price of our common stock and will consider any and all options available to us to achieve compliance. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq and would likely trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

Our directors and executive officers own a substantial number of shares of our capital stock, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Our directors and executive officers own approximately 18% of our outstanding voting power.  Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets.  Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our company.

Future sales of shares of our securities pursuant to our universal shelf registration statement may negatively affect our stock price.

We currently have the ability to offer and sell up to $50.0 million of common stock, preferred stock, warrants, senior debt, subordinated debt or units under a currently effective universal shelf registration statement.  In July 2014 we completed a $5.2 million registered direct placement of our stock under our current universal shelf registration. Prior to the July 2014 offering we completed five offerings utilizing a universal shelf registration statement during calendar years 2010 and 2013.  Sales of substantial amounts of shares of our common stock or other securities under our current universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the NASDAQ under the symbol “BSDM”.  The following table sets forth the high and low sales prices, as provided by NASDAQ for the quarters in fiscal years 2013 and 2014.  The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended:	High	Low
November 30, 2012	$2.41	$1.15
February 28, 2013	2.05	1.32
May 31, 2013	1.87	0.97
August 31, 2013	1.70	1.20
November 30, 2013	1.78	1.18
February 28, 2014	1.45	1.03
May 31, 2014	1.66	.95
August 31, 2014	1.19	.55

As of August 31, 2014, there were 464 holders of record of our common stock.  We have not paid any cash dividends on our common stock since our inception, and we currently plan to retain our future earnings, if any, to fund the growth of our business.

On November 12, 2014, the last reported sales price of our common stock on NASDAQ was $0.45 per share.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph shows a comparison of the five-year cumulative total return for the Company's common stock, the S&P 500 Index, and the S&P Health Care Equipment Index, assuming an investment of $100 on August 31, 2009.  The cumulative return of the Company was computed by dividing the difference between the price of the Company's common stock at the end and the beginning of the measurement period (August 31, 2009 to August 31, 2014) by the price of the Company's common stock at the beginning of the measurement period.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the fiscal years in the five year period ended August 31, 2014 were derived from the Company’s financial statements audited by Tanner LLC, independent registered public accountants.  The data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.

	Years Ended August 31,
	2014	2013	2012	2011	2010
Results of Operations Data:
Revenues	$5,328,353	$3,673,292	$2,071,192	$3,037,475	$1,582,276
Loss from operations	(7,148,198)	(8,273,284)	(8,013,247)	(5,348,671)	(7,477,966)
Net loss	(7,142,832)	(8,251,691)	(7,960,660)	(5,285,517)	(7,456,948)

Loss per common share - diluted	$(0.20)	$(0.26)	$(0.27)	$(0.18)	$(0.32)

Dividends per common share	$-	$-	$-	$-	$-

Balance Sheet Data:
Total Assets	$12,248,794	$14,340,376	$15,366,049	$21,939,906	$12,702,169
Long-term debt	-	-	-	-	-
Stockholders' equity	10,662,266	12,143,891	14,497,332	21,071,594	12,118,225

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below and the Item 1A “Risk Factors” above.  The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 8 of this Form 10-K.  All information presented herein is based on our fiscal year ended August 31, 2014.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused RF and microwave energy.  Our product lines include both ablation and hyperthermia treatment systems.  Our microwave ablation system has been developed as a stand-alone therapy to employ precision-guided microwave energy to ablate (destroy) soft tissue.  Our hyperthermia cancer treatment systems, which have been in use for several years in the United States, Europe and Asia, are used to treat certain tumors with heat (hyperthermia), while increasing the effectiveness of other therapies such as radiation therapy. We have developed extensive intellectual property, multiple products in the market and established distribution in the United States, Europe and Asia.  Certain of our products have received regulatory approvals and clearances in the United States, Europe and China.

As of August 31, 2014, we had a sales backlog of $440,000.

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

Our revenues consisted of the following:

	Years Ended August 31,
	2014	2013	2012

Product sales	$3,019,525	$1,934,826	$1,358,604
Disposable devices	1,568,481	1,109,750	344,751
Service contracts and other	375,747	330,116	238,487

	4,963,753	3,374,692	1,941,842
Equipment rental	364,600	298,600	129,350

Total	$5,328,353	$3,673,292	$2,071,192

Total revenues in fiscal year 2014 increased $1,655,061, or 45%, compared to total revenues in fiscal year 2013.  The growth in revenue during fiscal year 2014 resulted primarily from the shipment in fiscal 2014 of several BSD-2000 units that were in backlog at the end of fiscal 2014, along with higher revenues from disposable SynchroWave antennas and from our fee-per-use rental program for MicroThermX generators.  These higher revenues were partially offset by lower revenues from sales of MicroThermX generators.

Total revenues in fiscal year 2013 increased by $1,602,100, or approximately 77%, compared to total revenues in fiscal year 2012.  The overall increase in revenues in fiscal year 2013 was due primarily from increased MicroThermX sales.  During the third quarter of fiscal year 2013, we commenced shipping MicroThermX systems and SynchroWave antennas to Terumo Europe pursuant to an exclusive distribution agreement covering 100 countries in Europe, Western Asia, and Northern Africa.  Through fiscal year 2011 and the first part of fiscal year 2012, we had minimal revenues from our MicroThermX family of products.  However, with the successful introduction of our fee-per-use rental program and accelerating sales of disposable SynchroWave antennas, our revenues from our MicroThermX family of products continue to grow.

Historically, our revenues have fluctuated significantly from period to period because our sales were based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  However, we have been unable to sustain an increase in the number of hyperthermia systems sold due to various factors, including: non-acceptance by cancer-treating physicians of hyperthermia therapy; inadequate reimbursement rates from third-party payers; and significant uncertainty in the U.S. healthcare industry due to recent governmental healthcare reform.  We believe these difficulties will continue to negatively impact the sales of our hyperthermia systems and our operating results.

At times, we have derived a significant portion of our revenues from sales to related parties.  All of our related party revenue results from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH.  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $419,549, or approximately 8% of our total revenue in the year ended August 31, 2014 from sales to Medizintechnik.  Excluding their purchase of a BSD-2000 unit in fiscal 2014, sales to Medizintechnik was $59,549, or 1% of our total sales in fiscal 2014, as compared to sales of $99,896, or 3% of our total sales, in fiscal 2013, and sales of $333,663, or 16% of our total sales, in fiscal 2012. The growth in our revenues has come primarily from non-related parties.

The following tables summarize the sources of our revenues for the years ended August 31, 2014, 2013 and 2012:

Non-Related Parties	2014	2013	2012

Product sales	$2,659,525	$1,884,826	$1,063,754
Consumable devices	1,532,455	1,087,100	316,701
Service contracts	303,109	259,550	202,613
Other	49,115	43,320	25,111

	4,544,204	3,274,796	1,608,179
Equipment rental	364,600	298,600	129,350

Total	$4,908,804	$3,573,396	$1,737,529

Related Parties	2014	2013	2012

Product sales	$360,000	$50,000	$294,850
Consumable devices	36,026	22,650	28,050
Other	23,523	27,246	10,763

Total	$419,549	$99,896	$333,663

Gross Margin

Our gross margin and gross margin percentage has fluctuated from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $2,389,488, or 45% of total sales, for fiscal year 2014, $1,411,843, or 38% of total sales, for fiscal year 2013, and $554,561, or 27%, for fiscal year 2012.  The increase in gross margin and gross margin percentage in fiscal year 2014 compared to fiscal year 2013 resulted from increasing sales of MicroThermX consumable devices and equipment rental, and higher sales in 2014 of higher margin hyperthermia products. The increase in gross margin and gross margin percentage in fiscal year 2013 compared to fiscal year 2012 resulted primarily from the decrease in hyperthermia product sales, partially offset by increasing MicroThermX sales.  In addition, as sales volume increases, we believe we will more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2014 and 2013

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2014 was $2,938,865 compared to $2,261,449 for fiscal 2013, an increase of $677,416, or approximately 30%.  This increase resulted from the increased sales volume of both hyperthermia and MicroThermX products in the current fiscal year compared to the last fiscal year, as further discussed above.

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Our research and development expenses remained relatively constant in the current fiscal year compared to the prior fiscal year.  Research and development expenses were $2,229,043 for fiscal 2014 compared to $2,281,854, for fiscal 2013, a decrease of $52,811, or approximately 2%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $7,308,643 for fiscal 2014 compared to $7,403,273 in fiscal 2013, a decrease of $94,630, or approximately 1%.  While these total expenses were relatively constant from year to year, we continued to expand our MicroThermX sales and marketing activities and support personnel and related operating expenses in the current year.  We believe that the level of our selling, general and administrative expenses may increase over the levels reported for the year ended August 31, 2014, if sales volumes increase in fiscal 2015.

Operating Costs and Expenses: Comparison of Fiscal Years ended August 31, 2013 and 2012

Cost of Sales – Cost of sales include raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of sales for fiscal 2013 was $2,261,449 compared to $1,516,631 for fiscal 2012, an increase of $744,818 or approximately 49%.  This increase resulted primarily from increasing MicroThermX sales in fiscal year 2013, compared to fiscal year 2012.

Research and Development Expenses – Research and development expenses include expenditures for sustaining engineering, enhancements to existing products, support of regulatory requirements and product approvals and development of new manufacturing processes.  Research and development expenses were $2,281,854 for fiscal 2013 compared to $2,364,608, for fiscal 2012, a decrease of $82,754, or approximately 3%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $7,403,273 for fiscal 2013 compared to $6,203,200 in fiscal 2012, an increase of $1,200,073, or approximately 19%.  We continued to expand our MicroThermX sales and marketing activities and support personnel and related operating expenses in fiscal 2013, with resulting MicroThermX revenues as further discussed above.  We also expanded our MicroThermX equipment rental program throughout the U.S. by hiring new direct sales representatives in key metropolitan areas, and incurred additional marketing, sales and related operating expenses.

Other Income (Expense)

Interest Income:  Interest income earned on our money market funds and savings accounts is currently immaterial to our business, and was $22,491, $32,225 and $59,783 for the years ended August 31, 2014, 2013 and 2012, respectively.

Other Expense:  Other expense is also immaterial to our business, and was $15,125, $8,694 and $6,208 for the years ended August 31, 2014, 2013 and 2012, respectively.

Income Tax (Provision) Benefit

For the years ended August 31, 2014, 2013 and 2012, we recorded an income tax provision of $2,000, $1,938 and $988, respectively.  Due to our operating losses, our income tax provision is primarily related to state income taxes and is currently immaterial to our business.

Liquidity and Capital Resources

From inception through August 31, 2014, we have generated an accumulated deficit of $52,771,770 since our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of August 31, 2014, we had cash and cash equivalents of $8,130,416, comprised primarily of money market funds and savings accounts.

As of August 31, 2014, we had current liabilities totaling $1,586,528, comprised of accounts payable, accrued liabilities, note payable, customer deposits and deferred revenue incurred in the normal course of our business.  As of August 31, 2014, we had no long-term liabilities.

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

May 2014 Offering

On May 9, 2014, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”).  Under this sales agreement, we could issue and sell from time to time, up to $8,000,000 of common stock.  These shares are registered under the universal shelf registration filed with the SEC on September 28, 2012.  MLV would act as sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices.  The Agreement provided that our common shares would be sold at market prices prevailing at the time of the sale of our common stock, at no discount to market and no warrants attached.  We were not obligated to make any sales under the sales agreement.  We paid MLV a commission rate of 3.0% of the gross proceeds from the sale of common stock sold through MLV as sales agent under the sales agreement, reimbursed MLV for certain expenses incurred in connection with entering into the sales agreement, and provided MLV with customary indemnification rights. The full terms and text of the sales agreement was filed by the Company on a Current Report on Form 8-K on May 9, 2014.  Through June 22, 2014, the Company sold 46,622 shares of common stock at an average price per share of $1.074, for gross proceeds of $50,068.  The ATM Agreement was terminated on June 22, 2014.

June 2014 Offering

On June 25, 2014, the Company and certain institutional investors entered into a securities purchase agreement (the “June Offering”) in which the Company agreed to sell, pursuant to a securities purchase agreement (the “Purchase Agreement”), an aggregate of 5,500,000 shares of its common stock and warrants to purchase a total of 4,400,000 shares of its common stock to such investors for aggregate gross proceeds of approximately $5.2 million, and net proceeds of approximately $4.7 million, after deducting placement agency fees and other costs associated with the transaction.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.8 shares of common stock.  The purchase price was $0.95 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the June Offering and will remain exercisable for five years thereafter at an exercise price of $1.10 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.  The warrants are contingently puttable at the option of the holders upon the occurrence of a fundamental transaction (as defined in the warrant agreements).  The Company considers that all of the fundamental transactions are within the Company’s sole control, and that the probability of any fundamental transaction occurring and the put being exercised are both remote.

Under the Purchase Agreement, the Company has agreed with each of the purchasers that, subject to certain exceptions, it will not, within the 75 days following the closing of the June Offering enter into any agreement to issue or announce the issuance or proposed issuance of any securities.  The Company also agreed with each of the purchasers that for a period of four years from the date of the Purchase Agreement, the Company will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which it:

●
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

●	enters into any agreement (including, without limitation, an equity line of credit) whereby the Company may sell securities at a future determined price.

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

Cash Flows from Operating, Investing and Financing Activities

During the year ended August 31, 2014, we used net cash of $5,916,395 in operating activities, primarily as a result of our net loss of $7,142,832, decreased by non-cash expenses of $1,150,422, including depreciation and amortization, stock-based compensation, stock issued for services and gain on disposition of property and equipment.  Net cash used in operating activities also included decreases in customer deposits of $275,699 and deferred revenue of $687,665, partially offset by decreases in receivables of $548,961, inventories of $116,581, other current assets of $53,709, and increases in accounts payable of $27,480 and accrued liabilities of $292,648.

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

Net cash used in investing activities, resulting from the purchase of property and equipment, was $73,574 and $35,362 for the years ended August 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $4,669,857 for the year ended August 31, 2014, comprised of net proceeds of $4,636,579 from the sale of common stock and $74,052 of proceeds from short term financing of an insurance policy, and payments on the short term financing of $40,774.  Net cash provided by financing activities for the year ended August 31, 2013 was $4,583,437, comprised of net proceeds from the sale of common stock.

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

As of August 31, 2014, we had no significant commitments for the purchase of property and equipment.

We had no material off- balance sheet arrangements as of August 31, 2014.

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

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this annual report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our belief that the distribution agreement with Terumo Europe NV will drive market adoption of the MicroThermX;

•	our expectations that we will continue and grow the successful results from our MicroThermX fee-per-use equipment rental program throughout the U.S. that we have experienced to date;

•	our expectations that the SynchroWave antennas used in conjunction with the MicroThermX will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX and supplies of SynchroWave antennas will occur in the future;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase and that the increase may be significant;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that our current cash and cash equivalents will be sufficient to finance our operations for the next twelve months.

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

The following table presents selected unaudited quarterly financial data for each of the four quarters in our fiscal years 2014 and 2013.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenues	$1,330,645	$1,690,724	$1,253,189	$1,053,795	$659,785	$819,259	$1,316,713	$877,535
Gross margin	691,333	769,092	505,270	423,793	186,591	399,878	600,302	225,072
Net loss	(1,512,861)	(1,470,103)	(1,988,850)	(2,171,018)	(2,218,664)	(1,861,397)	(1,969,746)	(2,201,884)
Loss per common share – diluted	$(0.04)	$(0.04)	$(0.06)	$(0.06)	$(0.07)	$(0.06)	$(0.06)	$(0.07)

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

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of August 31, 2014.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of August 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management’s intent is to design this system to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of such date.  In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2014, management concluded that our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

On November 7, 2014 the Company signed an agreement (“Consulting Agreement”), effective November 10, 2014, to engage its former Chief Executive Officer, Harold R. Wolcott, as an independent contractor to provide consulting services to the Company.  These services will consist generally of transition services, development and maintenance of strategic business relationships, advice concerning product lines and personnel, and the Company’s general business efforts, as directed by the Company’s Chief Executive Officer and the Company’s Chairman of the Board of Directors. The term of the Consulting Agreement is for 24 months beginning November 10, 2014, with a provision to renew for an additional 12 month period unless either party cancels.  The Company will pay a retainer fee of $2,500 per month for up to 20 hours per month of time expended by Mr. Wolcott, and $125 per hour for documented hours in excess of 20 hours per month.  The Company will also reimburse Mr. Wolcott for actual, reasonable and documented out-of-pocket expenses incurred in connection with providing services to the Company.  Under this Consulting Agreement, stock options that have been granted to Mr. Wolcott will continue to vest and be exercisable, until 90 days after the expiration of the Consulting Agreement.  Mr. Wolcott will be allowed, at no cost to him, to receive benefits for the term of this Consulting Agreement, under the Company’s present employee benefit plans, to the extent permitted by the terms of such plans.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors can be found under the captions “Directors,” “Business Experience and Qualifications of Nominees for Election to the Board of Directors” and “Composition of the Board of Directors” in the Company’s definitive Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”).  That information is incorporated by reference.  Information about our executive officers and significant employees appearing under the captions “Executive Officers” and “Significant Employees” in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the captions “Director Compensation 2014,” “Director Compensation Table”, “Executive Compensation,” and “Compensation Committee Report,” in the Proxy Statement is incorporated by reference.

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

(3)            Exhibits

The following exhibits are filed as part of this report or incorporated herein by reference as indicated:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of BSD Medical Corporation. Incorporated by reference to Exhibit 3.1 of the BSD Medical Corporation Annual Report Form 10-KSB, filed December 1, 2003.

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BSD Medical Corporation.  Incorporated by reference to Exhibit 3.1 to the BSD Medical Corporation Form 8-K, filed February 7, 2011.

3.3	By-Laws. Incorporated by reference to Exhibit 3.2 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

3.4	Amendment to Bylaws of BSD Medical Corporation. Incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed January 4, 2008.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed June 26, 2014.

4.2	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4 of the BSD Medical Corporation Registration Statement on Form S-1, filed October 16, 1986.

4.3	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed February 11, 2010.

4.4	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed May 3, 2010.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed August 19, 2010.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed November 15, 2010.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the BSD Medical Corporation Form 8-K, filed April 9, 2013.

10.1*	Letter Agreement, dated April 28, 2014, between the Company and Harold R. Wolcott. Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed April 29, 2014.

10.2
At-the-Market Issuance Sales Agreement between BSD Medical Corporation and MLV & Co. LLC, dated May 9, 2014.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed May 9, 2014.

10.3
Termination of At-the-Market Issuance Sales Agreement, dated June 22, 2014, by and between BSD Medical Corporation and MLV & Co. LLC.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed June 23, 2014.

10.4
Settlement Agreement, dated as of June 20, 2014, by and between BSD Medical Corporation and Cranshire Capital Master Fund, Ltd.   Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed June 23, 2014.

10.5
Securities Purchase Agreement, dated as of June 25, 2014, by and among the Company and each of the purchasers identified on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed June 26, 2014.

10.6*	Employment Agreement, dated September 16, 2014, between the Company and William S. Barth. Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed September 19, 2014.

10.7*	Consulting Agreement, dated November 7, 2014, by and between BSD Medical Corporation and Harold R. Wolcott.

10.8*	Stock Option Grant by Company to Clinton E. Carnell Jr., dated November 10, 2014.

10.9*	BSD Medical Corporation Fourth Amended and Restated 1998 Director Stock Plan. Incorporated by reference to Appendix A of the BSD Medical Corporation Schedule 14A, filed December 28, 2009.

10.10*	BSD Medical Corporation Third Amended and Restated 1998 Stock Incentive Plan. Incorporated by reference to Appendix B of the BSD Medical Corporation Schedule 14A, filed December 28, 2009.

10.11*	BSD Medical Corporation Form of Employee Stock Option Grant. Incorporated by reference to Exhibit 10.7 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.

10.12*	BSD Medical Corporation Form of Director Stock Option Grant. Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.

10.13*
Employment Agreement dated November 2, 1988 between BSD Medical Corporation and Paul F. Turner.  Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Registration Statement on Form SB-2 filed January 27, 2004.

10.14*
Employment Agreement dated May 22, 2013 by and between BSD Medical Corporation and Harold R. Wolcott.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation’s Form 8-K filed May 29, 2013.

10.15
Exclusive Distribution Agreement by and between Sennewald/Medizintechnik GmbH dated May 13, 2009.  Incorporated by reference to Exhibit 10.1 to BSD Medical Corporation’s Quarterly Report on Form 10-Q filed on July 10, 2009.

10.16
Securities Purchase Agreement, dated as of April 9, 2013, by and between the Company and each of the purchasers identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation Form 8-K, filed April 9, 2013.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of BSD pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of BSD pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer attached pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer of BSD pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

BSD MEDICAL CORPORATION

Date: November 13, 2014	By: /s/ Clinton E. Carnell Jr. .
Clinton E. Carnell Jr.
President, Chief Executive Officer and Member of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2014	By: /s/ Clinton E. Carnell Jr. .
Clinton E. Carnell Jr.
President, Chief Executive Officer and Member of the Board of Directors
(principal executive officer)

Date: November 13, 2014	By: /s/ William S. Barth
William S. Barth
Chief Financial Officer (principal financial and accounting officer)

Date: November 13, 2014	By: /s/ Timothy C. McQuay
Timothy C. McQuay
Chairman of the Board of Directors

Date: November 13, 2014	By: /s/ Harold R. Wolcott
Harold R. Wolcott
Member of the Board of Directors

Date: November 13, 2014	By: /s/ Gerhard W. Sennewald
Dr. Gerhard W. Sennewald
Member of the Board of Directors

Date: November 13, 2014	By: /s/ Steven G. Stewart
Steven G. Stewart
Member of the Board of Directors

Date: November 13, 2014	By: /s/ Michael Nobel
Dr. Michael Nobel
Member of the Board of Directors

Date: November 13, 2014	By: /s/ Douglas P. Boyd
Dr. Douglas P. Boyd
Member of the Board of Directors

Date: November 13, 2014	By: /s/ Damian E. Dupuy
Dr. Damian E. Dupuy
Member of the Board of Directors

BSD MEDICAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
   of BSD Medical Corporation

We have audited the internal control over financial reporting of BSD Medical Corporation (the Company) as of August 31, 2014, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of August 31, 2014 and 2013, and the related statements of comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2014, and our report dated November 13, 2014 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of BSD Medical Corporation

We have audited the accompanying balance sheets of BSD Medical Corporation (the Company) as of August 31, 2014 and 2013, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Medical Corporation as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BSD Medical Corporation’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2014 expressed an unqualified opinion thereon.

/s/ TANNER LLC

Salt Lake City, Utah
November 13, 2014

BSD MEDICAL CORPORATION
Balance Sheets

	August 31,
ASSETS	2014	2013

Current assets:
Cash and cash equivalents	$8,130,416	$9,450,528
Accounts receivable, net of allowance for doubtful accounts of $20,000	366,887	899,969
Related party trade accounts receivable	8,322	24,201
Inventories, net	2,329,189	2,445,770
Other current assets	146,319	200,028
Total current assets	10,981,133	13,020,496

Property and equipment, net	1,267,661	1,319,880

Total assets	$12,248,794	$14,340,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$548,897	$521,417
Accrued liabilities	866,528	573,880
Note payable	33,279	-
Customer deposits	41,781	317,480
Deferred revenue – current portion	96,043	730,593
Total current liabilities	1,586,528	2,143,370

Deferred revenue – net of current portion	-	53,115

Total liabilities	1,586,528	2,196,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 39,713,540 and 34,006,202 shares issued, respectively	39,714	34,007
Additional paid-in capital	63,394,556	57,739,056
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(52,771,770)	(45,628,938)
Total stockholders’ equity	10,662,266	12,143,891
Total liabilities and stockholders' equity	$12,248,794	$14,340,376

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Comprehensive Loss

	Years Ended August 31,
	2014	2013	2012
Revenues:
Sales	$4,544,204	$3,274,796	$1,608,179
Sales to related parties	419,549	99,896	333,663
Equipment rental	364,600	298,600	129,350
Total revenues	5,328,353	3,673,292	2,071,192

Cost of revenues:
Cost of sales	2,613,921	2,161,967	1,244,290
Cost of related party sales	313,156	87,694	260,553
Cost of equipment rental	11,788	11,788	11,788
Total cost of revenues	2,938,865	2,261,449	1,516,631

Gross margin	2,389,488	1,411,843	554,561

Operating costs and expenses:
Research and development	2,229,043	2,281,854	2,364,608
Selling, general and administrative	7,308,643	7,403,273	6,203,200
Total operating costs and expenses	9,537,686	9,685,127	8,567,808

Loss from operations	(7,148,198)	(8,273,284)	(8,013,247)

Other income (expense):
Interest income	22,491	32,225	59,783
Other expense	(15,125)	(8,694)	(6,208)
Total other income (expense)	7,366	23,531	53,575

Loss before income taxes	(7,140,832)	(8,249,753)	(7,959,672)

Income tax provision	(2,000)	(1,938)	(988)

Net loss and comprehensive loss	$(7,142,832)	$(8,251,691)	$(7,960,660)

Loss per common share:
Basic	$(0.20)	$(0.26)	$(0.27)
Diluted	$(0.20)	$(0.26)	$(0.27)

Weighted average number of shares outstanding:
Basic	34,967,000	31,414,000	29,717,000
Diluted	34,967,000	31,414,000	29,717,000

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Stockholders’ Equity
Years Ended August 31, 2014, 2013 and 2012

			Additional
	Common Stock		Paid - In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, September 1, 2011	29,686,154	$29,686	$50,458,729	24,331	$(234)	$(29,416,587)	$21,071,594
Common stock issued for services	91,368	92	179,908	-	-	-	180,000
Stock-based compensation	-	-	1,206,398	-	-	-	1,206,398
Net loss	-	-	-	-	-	(7,960,660)	(7,960,660)
Balance, August 31, 2012	29,777,522	29,778	51,845,035	24,331	(234)	(37,377,247)	14,497,332
Common stock issued for: Services	163,638	164	179,838	-	-	-	180,002
Cash, net of offering costs of $416,565	4,065,042	4,065	4,579,372	-	-	-	4,583,437
Stock-based compensation	-	-	1,134,811	-	-	-	1,134,811
Net loss	-	-	-	-	-	(8,251,691)	(8,251,691)
Balance, August 31, 2013	34,006,202	34,007	57,739,056	24,331	(234)	(45,628,938)	12,143,891
Common stock issued for: Services	160,716	161	179,839	-	-	-	180,000
Cash, net of offering costs of $638,488	5,546,622	5,546	4,631,033	-	-	-	4,636,579
Stock-based compensation	-	-	844,628	-	-	-	844,628
Net loss	-	-	-	-	-	(7,142,832)	(7,142,832)
Balance, August 31, 2014	39,713,540	$39,714	$63,394,556	24,331	$(234)	$(52,771,770)	$10,662,266

See accompanying notes to financial statements

BSD MEDICAL CORPORATION
Statements of Cash Flows

	Years Ended August 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(7,142,832)	$(8,251,691)	$(7,960,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,824	132,153	151,721
Stock issued for services	180,000	180,002	180,000
Stock-based compensation	844,628	1,134,811	1,206,398
Loss (gain) on disposition of property and equipment	(30)	-	118
Decrease (increase) in:
Receivables	548,961	(601,326)	482,743
Inventories	116,581	(41,813)	2,257
Other current assets	53,709	(79,959)	1,079
Increase (decrease) in:
Accounts payable	27,480	325,663	(106,182)
Accrued liabilities	292,648	149,182	92,694
Customer deposits	(275,699)	292,500	24,980
Deferred revenue	(687,665)	560,423	(11,087)

Net cash used in operating activities	(5,916,395)	(6,200,055)	(5,935,939)

Cash flows from investing activities:
Purchase of property and equipment	(75,599)	(35,362)	(97,521)
Proceeds from disposition of property and equipment	2,025	-	-

Net cash used in investing activities	(73,574)	(35,362)	(97,521)

Cash flows from financing activities:
Net proceeds from the sale of common stock	4,636,579	4,583,437	-
Proceeds from note payable	74,052	-	-
Payments on note payable	(40,774)	-	-

Net cash provided by financing activities	4,669,857	4,583,437	-

Net increase (decrease) in cash and cash equivalents	(1,320,112)	(1,651,980)	(6,033,460)
Cash and cash equivalents, beginning of year	9,450,528	11,102,508	17,135,968

Cash and cash equivalents, end of year	$8,130,416	$9,450,528	$11,102,508

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.  As of August 31, 2014, we had $25,000 in a restricted bank account.

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

Inventories – Parts and supplies inventories are stated at the lower of cost or market.  Cost is determined using the average cost method.  Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $150,000 as of August 31, 2014 and $100,000 as of August 31, 2013.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is determined using the straight-line method over the following estimated useful lives of the assets.

Equipment	2–5 years
Rental equipment	5 years
Furniture and fixtures	5 years
Building improvements	15 years
Building	40 years

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

Patents – Patent costs are expensed as incurred.

Warranty Reserve – We provide limited warranties to our customers for products sold.  Estimated future warranty obligations are accrued each period.  As of August 31, 2014 and 2013, the accrued warranty reserve was $75,728 and $50,968, respectively.  During the fiscal years ended August 31, 2013, 2012, and 2011, total warranty expense was $41,471, $80,276 and $43,334, respectively.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Options and warrants to purchase 13,720,225, 9,669,878 and 5,590,762 shares of common stock at prices ranging from $0.99 to $7.95 were excluded from the calculation of diluted earnings per share for the years ended August 31, 2014, 2013 and 2012, respectively, because their effect was anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the years ended August 31, 2014, 2013 and 2012, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

Revenue Recognition – We recognize revenue from the sale of medical systems, disposable devices related to the systems,  parts, and accessories, and equipment rental, training, and service support contracts.  Our revenues consisted of the following:

	Years Ended August 31,
	2014	2013	2012

Product sales	$3,019,525	$1,934,826	$1,358,604
Disposable devices	1,568,481	1,109,750	344,751
Service contracts and other	375,747	330,116	238,487

	4,963,753	3,374,692	1,941,842
Equipment rental	364,600	298,600	129,350

Total	$5,328,353	$3,673,292	$2,071,192

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

Advertising and Promotion – Advertising and promotion costs, which are principally included in sales expenses, are expensed as incurred.  Advertising and promotion expense was $206,099, $205,442 and $179,669 for the years ended August 31, 2014, 2013 and 2012, respectively.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Loss – Comprehensive loss is the same as net loss for all years presented.

Note 2:  Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts are as follows:

	August 31,
	2014	2013
Accounts receivable:

Trade receivables – non-related party	$364,170	$890,985
Other receivables	22,717	28,984
Allowance for doubtful accounts	(20,000)	(20,000)

	$366,887	$899,969

Inventories:

Parts and supplies	$1,369,960	$1,353,614
Work-in-process	880,751	990,668
Finished goods	228,478	201,488
Reserve for obsolete inventories	(150,000)	(100,000)

	$2,329,189	$2,445,770

Accrued liabilities:

Warranty reserve	$75,728	$50,968
Training and installation reserve	4,716	5,528
Accrued taxes payable	59,745	44,677
Payroll, commissions and other	726,339	472,707

	$866,528	$573,880

Note 3:  Property and Equipment

Property and equipment consist of the following:

	August 31,
	2014	2013

Equipment	$1,468,528	$1,401,811
Rental equipment	58,940	58,940
Furniture and fixtures	303,226	300,061
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	3,085,430	3,015,548

Less accumulated depreciation	(1,817,769)	(1,695,668)

	$1,267,661	$1,319,880

Depreciation expense for the years ended August 31, 2014, 2013 and 2012 totaled $125,824, $128,121 and $130,661, respectively.

Note 4:  Patents

Patent costs are expense as incurred.  In prior years we had certain patents recorded net of accumulated amortization.  The patents were being amortized on a straight-line basis over their estimated legal life, up to a period of 17 years. Amortization expense was $0, $4,032 and $21,060 for the years ended August 31, 2014, 2013, and 2012, respectively.

Note 5:  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of August 31, 2014 and 2013, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

May 2014 Offering

On May 9, 2014, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”).  Under this sales agreement, we could issue and sell from time to time, up to $8,000,000 of common stock.  These shares are registered under the universal shelf registration filed with the SEC on September 28, 2012.  MLV would act as sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices.  The Agreement provided that our common shares would be sold at market prices prevailing at the time of the sale of our common stock, at no discount to market and no warrants attached.  We were not obligated to make any sales under the sales agreement.  We paid MLV a commission rate of 3.0% of the gross proceeds from the sale of common stock sold through MLV as sales agent under the sales agreement, reimbursed MLV for certain expenses incurred in connection with entering into the sales agreement, and provided MLV with customary indemnification rights. The full terms and text of the sales agreement was filed by the Company on a Current Report on Form 8-K on May 9, 2014.  Through June 22, 2014, the Company sold 46,622 shares of common stock at an average price per share of $1.074, for gross proceeds of $50,068.  The ATM Agreement was terminated on June 22, 2014.

June 2014 Offering

On June 25, 2014, the Company and certain institutional investors entered into a securities purchase agreement (the “June Offering”) in which the Company agreed to sell, pursuant to a securities purchase agreement (the “Purchase Agreement”), an aggregate of 5,500,000 shares of its common stock and warrants to purchase a total of 4,400,000 shares of its common stock to such investors for aggregate gross proceeds of approximately $5.2 million, and net proceeds of approximately $4.7 million, after deducting placement agency fees and other costs associated with the transaction.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.8 shares of common stock.  The purchase price was $0.95 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the June Offering and will remain exercisable for five years thereafter at an exercise price of $1.10 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.  The warrants are contingently puttable at the option of the holders upon the occurrence of a fundamental transaction (as defined in the warrant agreements).  The Company considers that all of the fundamental transactions are within the Company’s sole control, and that the probability of any fundamental transaction occurring and the put being exercised are both remote.

Under the Purchase Agreement, the Company has agreed with each of the purchasers that, subject to certain exceptions, it will not, within the 75 days following the closing of the June Offering enter into any agreement to issue or announce the issuance or proposed issuance of any securities.  The Company also agreed with each of the purchasers that for a period of four years from the date of the Purchase Agreement, the Company will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which it:

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

•	enters into any agreement (including, without limitation, an equity line of credit) whereby the Company may sell securities at a future determined price.

The Company has also agreed to indemnify each of the purchasers against certain losses resulting from its breach of any of its representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the Purchase Agreement. The transaction closed on July 1, 2014 and the net proceeds were transferred to the Company.

Warrants

A summary of the outstanding warrants issued in our stock offerings as of August 31, 2014 and changes during the year then ended is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding as of August 31, 2013	5,457,305	$2.93
Granted	4,400,000	1.10
Exercised	-	-
Forfeited or expired	-	-	.

Outstanding as of August 31, 2014	9,857,305	$2.11	4.02

Exercisable as of August 31, 2014	5,457,305	$2.93	2.96

Note 6:  Deferred Revenue

We have entered into certain service contracts and other agreements for which we have received payment in advance.  We recognize these revenues over the life of the agreements.

As of August 31, 2014 and 2013, we had deferred revenue of $96,043 and $783,708, respectively.

Note 7:  Major Customers and Foreign Sales

During the year ended August 31, 2014, we had sales to two foreign customers totaling 23.46% and 22.92% of total revenues.  During the year ended August 31, 2013, we had sales to one customer totaling 30.36% of total revenues.  During the year ended August 31, 2012, we had sales to four customers totaling 16.11%, 12.64%, 11.05% and 10.86% of total revenues.

Export sales were $3,381,563, $1,470,619 and $694,629 in fiscal years 2014, 2013 and 2012, respectively.

During fiscal year 2014, export sales to Taiwan and Belgium combined were approximately 46% of total sales.  During fiscal years 2013 and 2012, export sales to Belgium and Germany combined were approximately 30% and 16% of total sales, respectively.

As of August 31, 2014 the highest account receivable due from one customer was approximately 26% of total accounts receivable.  As of August 31, 2013 approximately 72% of accounts receivable was due from one customer.

Note 8:  Related Party Transactions

During the years ended August 31, 2014, 2013, and 2012, we had sales of $419,549, $99,896 and $333,663, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 8%, 3%, and 16% of total sales for each respective year.

As of August 31, 2014 and 2013, receivables include $8,322 and $24,201, respectively, from these related parties.

Note 9:  Income Taxes

The income tax provision of $2,000, $1,938 and $988 for the years ended August 31, 2014, 2013 and 2012, respectively, is comprised of a current provision for state income taxes.

The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:

	Years Ended August 31,
	2014	2013	2012

Income tax benefit at federal statutory rate	$2,428,000	$2,805,000	$2,706,000
Stock-based compensation	(287,000)	(335,000)	(324,000)
State income taxes, net of federal benefit	236,000	272,000	263,000
Research and development credit	99,000	106,000	88,000
Change in valuation allowance	(2,480,000)	(2,905,000)	(3,000,000)
Other	2,000	55,062	266,012

	$(2,000)	$(1,938)	$(988)

Deferred tax assets (liabilities) are comprised of the following:

	August 31,
	2014	2013
Current Asset:
Accruals and reserves	$62,000	$26,000
Deferred revenue	33,000	266,000
Inventories	90,000	68,000
Valuation allowance	(185,000)	(360,000)

	$-	$-
Long-Term Asset (Liability):
Deferred compensation	$601,000	$601,000
Research and development and other tax credits	1,896,000	1,804,000
Net operating loss carryforwards	13,938,000	11,380,000
Depreciation and amortization	8,000	3,000
Valuation allowance	(16,443,000)	(13,788,000)

	$-	$-

The ultimate realization of the deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of August 31, 2014, we recorded a valuation allowance of $185,000 against current deferred tax assets, and a valuation allowance of $16,443,000 against net long-term deferred tax assets.  The increase in the valuation allowance for the year ended August 31, 2014 relates primarily to our operating losses.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

In addition to the deferred tax assets listed above, the Company has unrecorded tax benefits of approximately $2,600,000 attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with stock-based compensation.  As a result of net operating loss carryforwards, the Company was not able to recognize the excess tax benefits of share-based compensation deductions because the deductions did not reduce income tax payable.  Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of the Company’s net operating loss carryforwards, discussed below.  If subsequently realized, the benefit will be recorded to contributed capital.

As of August 31, 2014, we had a net operating loss carryforward available to offset future taxable income of approximately $37,800,000, which will begin to expire in 2029.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended August 31, 2014, 2013 and 2012, we concluded the Company had no unrecognized tax benefit which would affect its effective tax rate if recognized.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of comprehensive loss in other income (expense).  As of August 31, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  U.S. federal income tax returns from the year ended August 31, 2011 through the year ended August 31, 2014 are subject to examination.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows for the years ended August 31:

	2014	2013	2012

Cost of sales	$61,427	$67,119	$64,090
Research and development	183,371	212,569	202,453
Selling, general and administrative	599,830	855,123	939,855

Total	$844,628	$1,134,811	$1,206,398

During the year ended August 31, 2014, we granted a total of 127,000 stock options to employees with exercise prices ranging from $.99 to $1.34 per share and with one third vesting each year for the next three years.  The weighted average estimated grant-date fair value per share of these stock options was $0.62, and our assumptions used in the Black-Scholes valuation model to determine this estimated fair value are shown below:

Expected volatility	64.29%
Expected dividends	0.00%
Expected term	7.35 Years
Risk-free interest rate	2.20%

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

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of  0.72 years is approximately $742,697 as of August 31, 2014.

A summary of the time-based stock option awards as of August 31, 2014, and changes during the year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of September 1, 2013	4,212,573	$2.85
Granted	127,000	1.19
Exercised	-	-		-
Forfeited or expired	(476,653)	2.18

Outstanding as of August 31, 2014	3,862,920	$2.88	6.32	$-

Exercisable as of August 31, 2014	2,742,920	$3.45	5.39	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.65 as of August 31, 2014, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 11:  Supplemental Cash Flow Information

During the years ended August 31, 2014, 2013 and 2012, we paid no amounts for interest.  During the years ended August 31, 2014, 2013 and 2012 we paid $2,000, $1,938 and $988 for income taxes.

During the years ended August 31, 2014, 2013 and 2012 we had no non-cash financing and investing activities.

Note 12:  Commitments and Contingencies

Employment Agreement - CEO

On May 22, 2013, we entered into an employment agreement with our President and Chief Executive Officer.  The Employment Agreement sets the CEO’s base salary at $275,000, with a review at least annually by the Compensation Committee of the Board of Directors.  The agreement provides that the CEO is entitled to participate in any annual incentive bonus programs, employee benefit plans adopted or maintained by the Company, and the Company’s Stock Incentive Plan.  Additional provisions of the agreement include indemnification for expenses associated with defending certain claims made against the CEO as a result of his position with the Company, and directors’ and officers’ liability insurance providing coverage during the term of the Employment Agreement and for a period of six years following the termination of the Employment Agreement.  The Employment Agreement also provides that if he is terminated by the Company other than for cause, or if he resigns for good reason and complies with certain requirements, the Company is obligated to pay him an amount equal to his base salary (the “CEO Severance Payment”) and provide employee benefits for one year following termination.  If the Employment Agreement is terminated for cause, he shall receive only the portion of his base salary that is due to him through the effective date of his termination.  If the Employment Agreement is terminated by reason of his death, his estate shall receive his salary through the end of the month in which he died plus all employee benefits due to him through the end of such month.   If a Change in Control (as defined in the Employment Agreement) occurs with respect to the Company, and during the six months immediately following the Change of Control, (i) the Company terminates him without cause; (ii) he terminates his employment with good reason; or (iii) he terminates the Employment Agreement but also agrees to continue serving as President and Chief Executive Officer for the longer of (a) six months and (b) until a new President and Chief Executive Officer is appointed, then in addition to the CEO Severance Payment, all options or incentive awards granted to him will immediately vest and become exercisable for a period of 180 days following the termination.  The Employment Agreement also contains a confidentiality agreement, and a one-year non-competition and non-solicitation agreement.  The Employment Agreement contains a claw back provision that enables the Company to claw back any incentive-based compensation or other compensation from him if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

On April 29, 2014,  the Company announced that the Company’s President and Chief Executive Officer, Mr. Harold R. Wolcott, will relinquish his positions as President and Chief Executive Officer of the Company upon the Company’s hiring of a new President and Chief Executive Officer.  Mr. Wolcott will continue to serve on the Company’s board of directors and on the search committee responsible for finding the Company’s next chief executive officer.  On April 28, 2014, the Company entered into a letter agreement with Mr. Wolcott, pursuant to which Mr. Wolcott will receive severance benefits that supersede the severance benefits Mr. Wolcott was previously entitled to receive under his employment agreement.  Pursuant to the letter agreement, if Mr. Wolcott ceases to serve as President and Chief Executive Officer of the Company for any reason (other than for cause), the Company will pay to Mr. Wolcott an amount equal to his current base salary, and the vesting of his equity awards will immediately vest and become exercisable.  Notwithstanding the foregoing, if Mr. Wolcott voluntarily terminates his service with the Company without good reason before the first to occur of (1) the expiration of six months from the date of the letter agreement, or (2) the selection of a new chief executive officer by the Company, then the Company will not be obligated to pay the severance benefits described in this paragraph.

Employment Agreement – CFO

On September 16, 2014, the Company entered into an employment agreement with its Chief Financial Officer.  The employment agreement provides that his base salary shall be $200,000, to be reviewed at least annually by the Compensation Committee of the Board of Directors. The agreement provides that the CFO is entitled to participate in any annual incentive bonus programs, employee benefit plans adopted or maintained by the Company, and the Company’s Stock Incentive Plan.  Additional provisions of the agreement include indemnification for expenses associated with defending certain claims made against the CFO as a result of his position with the Company, and directors’ and officers’ liability insurance providing coverage during the term of the Employment Agreement and for a period of six years following the termination of the Employment Agreement.      If the CFO is terminated by the Company other than for cause, or resigns for good reason, and complies with certain requirements, the Company is obligated to pay him an amount equal to his base salary (the “CFO Severance Payment”) and provide employee benefits for one year following termination.  If the Employment Agreement is terminated for cause, he shall receive only the portion of his base salary that is due to him through the effective date of his termination.  If the Employment Agreement is terminated by reason of his death, his estate shall receive his salary through the end of the month in which he died plus all employee benefits due to him through the end of such month.  If a Change in Control (as defined in the Employment Agreement) occurs with respect to the Company, and during the six months immediately following the Change of Control, (i) the Company terminates him without cause; (ii) he terminates his employment with good reason; or (iii) he terminates the Employment Agreement but also agrees to continue serving as CFO for the longer of (a) six months and (b) until a new CFO is appointed, then in addition to the CFO Severance Payment, all options or incentive awards granted to him will immediately vest and become exercisable for a period of 180 days following the termination.  The Employment Agreement also contains a confidentiality agreement, and a one-year non-competition and non-solicitation agreement.  The Employment Agreement contains a claw back provision that enables the Company to claw back any incentive-based compensation or other compensation from him if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

Employment Agreement – CTO

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

License Agreement - Probes

We have an exclusive worldwide license for a unique temperature probe.  The license has no determinable life.  We pay royalties based upon sales of this probe.  Accrued royalties were $3,395 and $840 as of August 31, 2014 and 2013, respectively.  Royalty expense amounted to $3,745, $1,960 and $2,275 for the years ended August 31, 2014, 2013 and 2012, respectively.

Note 13:  Recent Accounting Pronouncements

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

Step 1: Identify the contract(s) with a customer.3
Step 2: Identify the performance obligations in the contract.
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

Note 14:  Subsequent Events

On September 16, 2014, the Company entered into an employment agreement with its Chief Financial Officer, William S. Barth (see Note 12 – Commitments and Contingencies, Employment Agreement - CFO).

On November 10, 2014, the Company entered into a consulting agreement with its former Chief Executive Officer, Harold R. Wolcott, who resigned effective November 10, 2014.

The Company has evaluated events occurring after the date of our accompanying balance sheets through the date of the filing of this Annual Report on Form 10-K.  No material subsequent events requiring adjustment to our accompanying financial statements were identified.