Form 10-Q
period 2014-11-30
BSD MEDICAL CORP
filed 2015-01-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

As of January 13, 2015, there were 39,689,209 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

BSD MEDICAL CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2014

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BSD MEDICAL CORPORATION
Condensed Balance Sheets
(Unaudited)
ASSETS	November 30, 2014	August 31, 2014
Current assets:
Cash and cash equivalents	$6,206,193	$8,130,416
Accounts receivable, net of allowance for doubtful accounts of $20,000	345,263	366,887
Related party trade accounts receivable	5,888	8,322
Inventories, net	2,363,854	2,329,189
Other current assets	93,810	146,319
Total current assets	9,015,008	10,981,133

Property and equipment, net	1,238,181	1,267,661

	$10,253,189	$12,248,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$494,655	$548,897
Accrued liabilities	845,878	866,528
Note payable	8,338	33,279
Customer deposits	41,667	41,781
Deferred revenue	67,288	96,043
Total current liabilities	1,457,826	1,586,528

Total liabilities	1,457,826	1,586,528

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 39,713,540 shares issued	39,714	39,714
Additional paid-in capital	63,559,661	63,394,556
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(54,803,778)	(52,771,770)
Total stockholders’ equity	8,795,363	10,662,266

	$10,253,189	$12,248,794

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended November 30,
	2014	2013
Revenues:
Sales	$520,408	$1,231,559
Sales to related parties	215,860	16,686
Equipment rental	106,900	82,400

Total revenues	843,168	1,330,645

Cost of revenues:
Cost of sales	316,542	628,711
Cost of related party sales	131,340	7,654
Cost of equipment rental	2,947	2,947

Total cost of revenues	450,829	639,312

Gross margin	392,339	691,333

Operating costs and expenses:
Research and development	469,719	502,757
Selling, general and administrative	1,951,373	1,704,713

Total operating costs and expenses	2,421,092	2,207,470

Loss from operations	(2,028,753)	(1,516,137)

Other income (expense):
Interest income	4,387	6,323
Other income (expense)	(7,642)	(3,047)

Total other income (expense)	(3,255)	3,276

Loss before income taxes	(2,032,008)	(1,512,861)

Income tax benefit	-	-

Net loss and comprehensive loss	$(2,032,008)	$(1,512,861)

Net loss per common share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average number of shares outstanding:
Basic	39,689,000	33,982,000
Diluted	39,689,000	33,982,000

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,032,008)	$(1,512,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,193	30,121
Stock-based compensation	165,105	216,229
Decrease (increase) in:
Receivables	24,058	(266,923)
Inventories	(34,665)	(184,644)
Other current assets	52,509	39,074
Increase (decrease) in:
Accounts payable	(54,242)	(9,544)
Accrued liabilities	(20,650)	(157,840)
Customer deposits	(114)	17,097
Deferred revenue	(28,755)	(29,193)

Net cash used in operating activities	(1,896,569)	(1,858,484)

Cash flows from investing activities:
Purchase of property and equipment	(2,713)	(11,776)

Cash flows from financing activities:
Payments on note payable	(24,941)	-

Net decrease in cash and cash equivalents	(1,924,223)	(1,870,260)
Cash and cash equivalents, beginning of period	8,130,416	9,450,528

Cash and cash equivalents, end of period	$6,206,193	$7,580,268

See accompanying notes to condensed financial statements

BSD MEDICAL CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of BSD Medical Corporation (the “Company”) as of November 30, 2014 and for the three months ended November 30, 2014 and 2013 is unaudited, and the condensed balance sheet as of August 31, 2014 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of November 30, 2014 and August 31, 2014 and the related unaudited condensed statements of operations and of cash flows for the three months ended November 30, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the year ended August 31, 2014.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of November 30, 2014 and August 31, 2014 and our results of operations and our cash flows for the three months ended November 30, 2014 and 2013 have been included.  The results of operations for the three months ended November 30, 2014 may not be indicative of the results for our fiscal year ending August 31, 2015.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Note 2.  Inventories

Inventories consisted of the following:

	November 30, 2014	August 31, 2014

Parts and supplies	$1,094,926	$1,369,960
Work-in-process	897,361	880,751
Finished goods	521,567	228,478
Reserve for obsolete inventory	(150,000)	(150,000)

Inventories, net	$2,363,854	$2,329,189

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	November 30, 2014	August 31, 2014

Equipment	$1,471,241	$1,468,528
Rental equipment	58,940	58,940
Furniture and fixtures	303,226	303,226
Building improvements	54,736	54,736
Building	956,000	956,000
Land	244,000	244,000

	3,088,143	3,085,430
Less accumulated depreciation	(1,849,962)	(1,817,769)

Property and equipment, net	$1,238,181	$1,267,661

Note 4.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of November 30, 2014 and August 31, 2014, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

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

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of November 30, 2014, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at August 31, 2014	9,857,305	$2.11
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding as of November 30, 2014	9,857,305	$2.11	3.77
Exercisable as of November 30, 2014	5,457,305	$2.93	2.71

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

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months ended November 30, 2014 and 2013 because the effect would be anti-dilutive.  As of November 30, 2014, we had outstanding options and warrants to purchase a total of 15,130,891 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 6.   Related Party Transactions

During the three months ended November 30, 2014 and 2013, we had sales of $215,860 and $16,686, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 26% and 1% of total sales for each respective three-month period.

As of November 30, 2014 and August 31, 2014, receivables included $5,888 and $8,322, respectively, from these related parties.

Note 7.  Stock-Based Compensation

We have both an employee and director stock incentive plan, which are described more fully in Note 10 to the financial statements in our 2014 Annual Report on Form 10-K.  As of November 30, 2014, we had approximately 1,827,000 shares of common stock reserved for future issuance under these stock incentive plans.  Also, in connection with the appointment by the Company of a new Chief Executive Officer, in November 2014 we issued an inducement equity award in the form of a non-statutory stock option to purchase1,400,000 shares of the Company’s common stock.  This grant was outside the Company’s stock incentive plan, and was in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4).Stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended November 30,
	2014	2013

Cost of sales	$8,832	$15,650
Research and development	24,273	46,448
Selling, general and administrative	132,000	154,131

Total	$165,105	$216,229

During the three months ended November 30, 2014, we granted employees a total of 1,450,000 stock options at exercise prices ranging from $0.44 to $0.51 per share, with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $0.22, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	62.96%
Expected dividends	0%
Expected term	7.24 years
Risk-free interest rate	2.07%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.71 years is approximately $899,000 as of November 30, 2014.

A summary of the time-based stock option awards as of November 30, 2014, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at August 31, 2014	3,862,920	$2.88	6.32
Granted	1,450,000	0.46
Exercised	-	-
Forfeited or expired	(39,334)	1.78

Outstanding at November 30, 2014	5,273,586	$2.23	7.16	$0.00

Exercisable at November 30, 2014	2,861,364	$3.36	5.30	$0.00

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $0.40 as of November 30, 2014, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 8.  Supplemental Cash Flow Information

We paid no amounts for income taxes during the three months ended November 30, 2014 and 2013.

We paid $391 and $0 for interest during the three months ended November 30, 2014 and 2013, respectively.

During the three months ended November 30, 2014 and 2013, we had no non-cash financing and investing activities.

Note 9.  Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the quarter ended November 30, 2014 that had a material impact on our financial statements.

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

Note 10.  Subsequent Events

On January 9, 2015, we entered into an Employment Agreement (“Agreement”) with Clinton E. Carnell Jr., our President and Chief Executive Officer (“CEO”).  The Agreement confirms the appointment as President and CEO, and service as a member of  Company’s Board of Directors, and sets the CEO’s annual base salary at $350,000, with a review at least annually by the Compensation Committee of the Board of Directors.  The Agreement provides for an annual bonus of $150,000 for the first year of employment, and a bonus of $150,000, or a pro rata portion thereof, for the second year of employment.  If the Company completes and closes in fiscal year 2015 an equity offering that generates to the Company at least $5 million in net proceeds, then the Company will engage a compensation consulting firm to conduct a study of compensation of chief executive officer’s in companies comparable to the Company, which study shall then be used to negotiate Mr. Carnell’s overall compensation after August 31, 2015.  If the Company does not complete and close such an equity offering in fiscal year 2015, then the Company shall engage a compensation consulting firm in fiscal year 2016 to negotiate Mr. Carnell’s salary after August 31, 2016.  The Agreement also provides an award of a nonqualified stock option to purchase 1,400,000 shares of BSD common stock at a price per share of $0.46, the closing price of the Company’s common stock on November 10, 2014, the date the option was granted.  The options will vest at one-third each year on the anniversaries of the grant.  Under the Agreement the CEO is entitled to participate in all employee benefit plans, practices and programs maintained by the Company for its employees.  Additional provisions of the Agreement include indemnification for expenses associated with defending certain claims made against the CEO as a result of his position with the Company, and directors’ and officers’ liability insurance providing coverage during the term of the Agreement and for a period of six years following the termination of the Agreement.  The Agreement also provides that if he is terminated by the Company other than for cause, or if he resigns for good reason and complies with certain requirements, the Company is obligated to pay him an amount equal to his base salary (the “CEO Severance Payment”) and provide employee benefits for two years following termination.  If the Agreement is terminated for cause, he shall receive only the portion of his base salary that is due to him through the effective date of his termination.  If the Agreement is terminated by reason of his death, his estate shall receive his salary through the end of the month in which he died plus all employee benefits due to him through the end of such month.   If a Change in Control (as defined in the Agreement) occurs with respect to the Company, and during the six months immediately following the Change of Control, (i) the Company terminates him without cause; or (ii) he terminates his employment with good reason, then in addition to the CEO Severance Payment, all options or incentive awards granted to him will immediately vest and become exercisable for a period of 180 days following the termination.  The Agreement also contains a confidentiality agreement, and a one-year non-competition and non-solicitation agreement.  The Agreement contains a claw back provision that enables the Company to claw back any incentive-based compensation or other compensation from him if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

On December 19, 2014, the Company terminated, without cause, the employment of its Chief Technical Officer.  Under the terms of an employment agreement dated November 2, 1988, the Company is obligated to provide severance pay for a one-year period, which pay includes an extension of all rights, privileges and benefits as an employee (including medical insurance).  The one-year severance pay shall be equal to the CTO’s average annual salary for the 12-month period immediately prior to the termination.  The terms of the employment agreement also require us to pay the CTO for accrued, unused vacation at the time of termination, and includes a non-competition covenant prohibiting him from competing with us for one year following his termination.  We may continue the non-competition period for up to four additional years by notifying the CTO in writing and by continuing the severance payments for the additional years during which the non-competition period is extended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Act of 1934, as amended (“Exchange Act”) that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below.  The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We recognize revenues from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our Microwave Ablation System (“MicroThermX”).

The number of hyperthermia systems sold varies from period to period.  Due to negative regulatory, economic, reimbursement and other healthcare industry factors, we expect that revenue growth of this product line will be difficult in the future.  We have experienced declining hyperthermia revenues from our distributor in Europe, a related party.  We have entered into distribution agreements for our hyperthermia systems in China, South Korea and Taiwan.  We anticipate that these distribution agreements may result in hyperthermia sales in the future; however, certain regulatory approvals are required before we will realize increased sales.  Following several years of effort, we have now obtained necessary regulatory approvals in Taiwan and China.

The Company’s efforts to continue supporting two capital equipment product lines have proven to be unsuccessful. Management believes the future success for the Company currently will be from the commercialization of its MicroThermX product lines. Commencing in the summer of 2013, the Company launched an effort to secure a transaction or transaction(s) relating to our hyperthermia products and technology, including, but not limited to, partnering or other collaborative agreements, a sale of assets and/or other strategic arrangements. To date these efforts have been fruitless.  Hence, the Company is now seeking to either sell the assets related to the hyperthermia products in the very near future and/or discontinue manufacturing and selling hyperthermia systems.  Even if we are able to sell the assets related to our hyperthermia product line, we do not know how much we will receive for such sale, and we do not expect the proceeds from such sale will be material.

Our current corporate strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products.  The signing of the master distribution agreement with Terumo Europe NV (“Terumo”) for our MicroThermX line of products was a result of this strategy.  Consistent with this strategy, we are in discussions with other entities for possible master distribution arrangements for our MicroThermX products.

Backlog

As of the date of the filing of this report, we had a total sales backlog of approximately $587,500.

Results of Operations

Fluctuation in Operating Results

Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter.  Revenue may fluctuate as a result of factors relating to the demand and market acceptance for our systems and related component parts and services, world-wide economic conditions, availability of financing for our customers, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments, insurance reimbursement and other matters.  Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development, and general and administrative expenses associated with our potential growth.  For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

Revenues

We recognize revenue from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposable devices used with certain of our systems, and from training, service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX.

Our revenues consisted of the following:

	Three Months Ended November 30,
	2014	2013

System sales - Hyperthermia	$200,000	$428,650
System sales - MicroThermX	70,875	375,750
Disposable devices	378,829	361,760
Service contracts and other	86,564	82,085

	736,268	1,248,245
Equipment rental	106,900	82,400

Total	$843,168	$1,330,645

Total revenues in the three months ended November 30, 2014 decreased $487,477, or 37%, compared to total revenues in the three months ended November 30, 2013.  The decrease in revenue during the first quarter of fiscal year 2014 resulted primarily from a decrease in both MicroThermX and hyperthermia systems sales.   System sales in the three months ended November 30, 2013 included significant up-front stocking orders from Terumo for MicroThermX systems as we initially engaged them as our European distributor for MicroThermX products.  The decrease in  system sales revenues was partially offset by modest increases in sales of MicroThermX disposable devices and service contracts and other revenues, along with increases in rental of MicroThermX systems on a fee per use basis.  Revenue reported in the above table, for disposable devices and equipment rental, is mainly MicroThermX related.

During the three months ended November 30, 2014, we recognized partial revenue on one hyperthermia system.  By comparison, during the three months ended November 30, 2013, we sold two hyperthermia systems.

Historically, our revenues have fluctuated significantly from period to period because our sales were based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  However, we have been unable to sustain an increase in the number of hyperthermia systems sold due to various factors, including: non-acceptance by cancer-treating physicians of hyperthermia therapy; inadequate reimbursement rates from third-party payers; worldwide economic conditions; and significant uncertainty in the U.S. healthcare industry due to recent governmental healthcare reform.  We believe these difficulties will continue to negatively impact the sales of our hyperthermia systems and our operating results.

At times, we have derived a significant portion of our revenues from sales to related parties.  All of our related party revenue results from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH (“Medizintechnik”).  Dr. Sennewald, one of our directors and significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $215,860, or approximately 26%, of our total revenue in the three months ended November 30, 2014 from sales to related parties, compared to $16,686, or approximately 1%, in the three months ended November 30, 2013.

The following tables summarize the sources of our revenues for the three months ended November 30, 2014 and 2013:

	Three Months Ended November 30,
	2014	2013

Non-Related Parties

System sales - Hyperthermia	$-	$428,650
System sales - MicroThermX	70,875	375,750
Disposable devices	377,590	351,710
Service contracts and other	71,943	75,449

Total	$520,408	$1,231,559

	Three Months Ended November 30,
	2014	2013

Related Parties

System sales - Hyperthermia	$200,000	$-
System sales - MicroThermX	-	-
Disposable devices	1,239	10,050
Service contracts and other	14,621	6,636

Total	$215,860	$16,686

Gross Margin

Our gross margin and gross margin percentage has fluctuated from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $392,339, or approximately 47% of total revenues, for the three months ended November 30, 2014 and $691,333, or approximately 52%, for the three months ended November 30, 2013.  The decrease in gross margin and gross margin percentage in the three months ended November 30, 2014 compared to the three months ended November 30, 2013 resulted primarily from the decrease in product sales, as further discussed above, which sales generally have a higher margin.  In addition, as sales volume decreases, we believe we are less able to fully absorb certain fixed operating costs that are included in cost of sales, thus decreasing our gross profit percentage.

Cost of Revenues

Cost of sales includes raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period and the type and configuration of the hyperthermia systems sold during the period.  Total cost of revenues for the three months ended November 30, 2014 was $450,829 compared to $639,312 for the three months ended November 30, 2013, a decrease of $188,483, or approximately 29%.  This decrease resulted primarily from the decrease in product sales, as further discussed above.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended November 30, 2014 were $469,719 compared to $502,757 for the three months ended November 30, 2013, a decrease of $33,038 or approximately 7%, mainly due to lower use of contracted services.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $1,951,373 for the three months ended November 30, 2014 compared to $1,704,713 for the three months ended November 30, 2013, an increase of $246,660, or approximately 14%. As we continue to roll out the MicroThermX product line and the support of its global distribution network, we believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported for the first quarter of our current fiscal year, and the increase may be significant.

Other Income (Expense)

During the three months ended November 30, 2014 and 2013, other income (expense) was not material to our operations.

Liquidity and Capital Resources

From inception through November 30, 2014, we have generated an accumulated deficit of $54,803,778 where our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of November 30, 2014, we had cash and cash equivalents of $6,206,193, comprised primarily of money market funds and savings accounts.

As of November 30, 2014, we had current liabilities totaling $1,457,826, comprised of accounts payable, accrued liabilities, note payable, customer deposits and deferred revenue incurred in the normal course of our business.  As of November 30, 2014, we had no long-term liabilities.

Shelf Registration Statement and Stock Offerings

On September 28, 2012, we filed a universal shelf registration statement (Form S-3; file number 333-184164) with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million.  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.  We previously completed stock offerings in April 2013 for net proceeds of approximately $4.6 million, in May 2014 for net proceeds of approximately $50,000, and in June 2014 for net proceeds of approximately $4.7 million.  In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Cash Flows from Operating, Investing and Financing Activities

During the three months ended November 30, 2014, we used net cash of $1,896,569 in operating activities, primarily as a result of our net loss of $2,032,008, decreased by non-cash expenses totaling $197,298, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included an increase in inventories of $34,665 and decreases in accounts payable of $54,242, accrued liabilities of $20,650, customer deposits of $114, and deferred revenue of $28,755, partially offset by decreases in receivables of $24,058 and other current assets of $52,509.

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

Net cash used in investing activities, resulting from the purchase of property and equipment, was $2,713 and $11,776 for the three months ended November 30, 2014 and 2013, respectively.

Net cash used in financing activities for the three months ended November 30, 2014 was $24,941, comprised of payments on note payable.  We had no net cash provided by or used in financing activities for the three months ended November 30, 2013.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months.  If the Company experiences a decline in sales or is unable to meet future sales estimates, the Company may be required to attempt to raise additional funds through the sale of equity or debt securities and/or reduce costs in order to continue to fund operations.  There can be no assurance that the Company will be able to raise additional funds through the sale of debt or equity securities should the need to do so arise.  Additionally, the reduction of costs may negatively affect the Company’s research and development efforts, the ability to hire and retain qualified personnel, as well as other operational aspects of the Company.

If we cannot cover any future cash shortfalls with cost cutting or available cash, or our sales are less than projected, we would need to obtain additional financing.  Conditions in the global financial markets are unpredictable, and we cannot be certain that any financing will be available when needed or will be available on terms acceptable to us.  If we raise equity capital, our stockholders will be diluted.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

As of November 30, 2014, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of November 30, 2014.

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

Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the quarter ended November 30, 2014 that had a material impact on our financial statements.

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

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

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

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2014 and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to our market risk as described in our annual report on Form 10-K for the year ended August 31, 2014

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

PART II – OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Annual Report on Form 10-K for the year ended August 31, 2014.

Item 5.   Other Information

On January 9, 2015 we entered into an Employment Agreement with Clinton E. Carnell Jr., to be our President and CEO.  For a description of this Agreement, see “Note 10 – Subsequent Events”.  A copy of the Agreement is filed as Exhibit 10.1 hereto.

Item 6.    Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
10.1	Employment Agreement with effective date of November 10, 2014 between the Company and Clinton E Carnell Jr.

31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

BSD MEDICAL CORPORATION

Date:	January 14, 2015	/s/ Clinton E. Carnell Jr.
Clinton E. Carnell Jr. Chief Executive Officer (Principal Executive Officer)

Date:	January 14, 2015	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Financial and Accounting Officer)