Form 10-K
period 2014-12-31
Perseon Corp
filed 2015-03-31
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-
For the Transition Period From September 1, 2014 to December 31, 2014

Commission File Number:  001-32526

PERSEON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1590407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2188 West 2200 South, Salt Lake City, Utah	84119
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (801) 972-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $0.001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $26,701,152.

As of March 30, 2015, the registrant had 39,689,209 shares of its common stock, par value $.001, outstanding.

PERSEON MEDICAL CORPORATION
FORM 10-K
For the Four Month Transition Period Ended December 31, 2014

PART I

ITEM 1.   BUSINESS

Forward-Looking Statements

This Transition Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Change in Fiscal Year End

We have changed our fiscal year end for financial reporting from August 31 to December 31, effective for the four months ended December 31, 2014.  As a result of this change, this Transition Report on Form 10-K is a transition report and includes financial information for the four-month transition period from September 1, 2014 to December 31, 2014. References in this Transition Report on Form 10-K to fiscal year 2014 refer to the period of September 1, 2013 through August 31, 2014 and references to fiscal year 2013 refer to the period of September 1, 2012 through August 31, 2013. Subsequent to this Transition Report on Form 10-K, our reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

Overview

Perseon Corporation, formerly BSD Medical Corporation, (the “Company” or “Perseon”) was originally incorporated under the laws of the State of Utah on March 17, 1978.  On July 3, 1986 the Company was incorporated in the State of Delaware.  In February 2015, we changed the name of the Company to Perseon Corporation.  We are a life sciences company that develops, manufactures, markets and services groundbreaking medical systems to treat cancer using heat therapy.  Our MicroThermX® microwave ablation system employs precision-guided microwave energy to ablate diseased soft tissue.  We have developed extensive intellectual property and distribute our products in the United States, Europe and Asia.

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

Historically, our product offerings have also included hyperthermia cancer treatment systems. Although the number of hyperthermia systems sold increased in 2014, due to negative regulatory, economic, reimbursement and other healthcare industry factors, we expect that revenue growth of this product line will be difficult in the future.  We have experienced declining hyperthermia revenues from our distributor in Europe, a related party.  Although we have entered into distribution agreements for our hyperthermia systems in China, South Korea and Taiwan and anticipate that these distribution agreements may result in hyperthermia sales in the future, certain regulatory approvals are required before we may realize such sales.

As a result, as previously announced, we intend to sell or discontinue our hyperthermia product line early in 2015.  We have an interested buyer and a non-binding term sheet for the potential sale of assets related to our hyperthermia product line has been submitted and accepted. Final terms are being negotiated and due diligence efforts are underway.  Although we expect to close the transaction on the sale of our hyperthermia assets in the spring of 2015, no assurance can be given that a sale of our hyperthermia assets will be successful.

Commercialization of our systems that are used to treat cancer is our most immediate business objective.  Current and future cancer treatment sites for our systems may include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, ovaries, esophagus, liver, kidney, brain, bone, stomach and lung.  In addition to these market opportunities, we believe that our technology has application for a number of other medical purposes in addition to cancer.

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

We recognize revenues from the sale of our ablation and hyperthermia cancer treatment systems and related parts and accessories (collectively, product sales), the sale of disposable devices used with certain of our systems, training, service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX.  Information regarding our revenues, assets, and results of our operations is contained in our financial statements and notes thereto and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Transition Report on Form 10-K.

Our current corporate strategy includes the possibility of entering into additional collaborative arrangements with third parties to expand and improve the commercialization of all our products.  The April 2013 signing of the master distribution agreement with Terumo for our MicroThermX line of products was a result of this strategy.   There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.  In the first quarter of 2015, we engaged an investment banker to assist the Company in finding and evaluating potential strategic opportunities and possible transactions to buy assets to expand the Company, sell assets of the Company, or partner with other parties in an effort to maximize shareholder value.

Our common stock trades on the NASDAQ Capital Market (“NASDAQ”) under the symbol “PRSN.”

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

Our cancer treatment systems have been developed to both kill cancer directly with heat and to increase the effectiveness of the primary cancer treatments, which are used in conjunction with the heat therapy.  Therapies currently used to treat cancer include radiation therapy, chemotherapy, biological therapy, surgery, ablation and hyperthermia.

Because cancer remains a leading cause of death, the current primary cancer therapies are still inadequate, and there is a need for better treatments.  We have engineered systems designed to increase the effectiveness of these cancer treatments through the use of precision-focused energy to selectively heat cancer.

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

•
Internal or interstitial hyperthermia treats tumors in combination with internal radiation therapy by inserting tiny microwave antennas that deliver hyperthermic microwave energy to tumors through the same catheters used to deliver radioactive materials, or “seeds,” to tumors for radiation therapy.  This technique can be employed in treating prostate cancer, breast cancer, head and neck cancer as well as other cancer sites.

•	Deep hyperthermia non-invasively treats tumors located deep within the body.

We intend to sell or discontinue our hyperthermia product line early in 2015.  We have attracted an interested buyer, a non-binding term sheet for the potential sale of assets related to our hyperthermia product line has been submitted and accepted, final terms are being negotiated and due diligence efforts are underway.  We expect to close the transaction on the sale of our hyperthermia assets in the spring of 2015.  No assurance can be given that a sale of our hyperthermia assets will be successful.

MicroThermX® Microwave Ablation System

Our MicroThermX Microwave Ablation System (“MicroThermX”) is a compact, mobile, state-of-the-art, proprietary system that includes a microwave generator, single-patient-use disposable antennas with cooling circuit, and a thermistor-based temperature monitoring system.  The innovative design of the MicroThermX is the first of its kind that allows delivery of higher power levels using a single generator.  The MicroThermX utilizes innovative, proprietary, synchronous wave alignment technology that was developed by us to provide scalable and more uniform zones of ablation during a single procedure.

The MicroThermX introduced into our product line an innovative SynchroWave disposable antenna that is used in each ablation treatment, which we believe will provide a significant ongoing revenue stream after the sale of the system.  We expanded the MicroThermX market opportunity by introducing a new SynchroWave short tip (“ST”) antenna that can be used to deliver smaller, spherical ablation zones that more accurately target smaller tumors.  The existing SynchroWave long tip (“LT”) antenna delivers larger ablation zones, reducing the need for multiple serial ablations on larger tumors.  The multiple configurations of the SynchroWave antenna provide physicians the ability to precisely target the ablation zone to the numerous sizes and shapes of diseased tissue, significantly increasing the number of cases that can be treated with the MicroThermX. Perseon management estimates the soft tissue ablation world market potential exceeds $2.3 billion.

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

We have placed a select number of MicroThermX systems with pivotal, high-profile, interventional oncology opinion leaders in the United States and through our exclusive Eurpoean distributor, Terumo Europe, NV.  These medical facilities continue to reorder disposable SynchroWave antennas, validating the ongoing revenue stream we anticipate.  Existing users of the MicroThermX continue to report positive clinical results in the treatment of cancerous tumors.

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

Domestically, we restructured our sales organization and efforts in 2014 by engaging independent, specialized distributors who sell and distribute medical products to healthcare providers.  These specialized distributors typically have established relationships with interventional radiologists and other end users of cancer treatment products.  Each of these distributors are overseen, trained and serviced by sales managers who are Perseon employees.  We believe that we have now expanded our distributor network and direct sales efforts to cover all large metropolitan areas and states, with sales coverage throughout the entire United States.

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

Hyperthermia Systems

The Hyperthermia family of products includes the BSD-500,  the BSD-2000, the BSD-2000/3D and the BSD-2000/3D/MR.  These systems  deliver either superficial hyperthermia therapy, which is non-invasive and delivered externally using antennas placed over the tumor, or interstitial hyperthermia therapy, which is delivered using antennas that are inserted into the tumor, or both, or by applying RF energy to certain cancerous tumors, including those located deep within the body.

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

We previously had CE Marking for the BSD-2000 family of products, which would allow us to market the BSD-2000 systems in the thirty countries that comprise the EU and the EFTA. However, effective July 22, 2014, the EU’s Restriction of Hazardous Substances (“RoHS”) regulatory mandate prohibits us from selling our hyperthermia products in the EU under their current configuration.  Although our MicroThermX products are in compliance with RoHS requirements, in order to continue to sell  hyperthermia systems within the EU after July 22, 2014, we would need to make significant and costly changes to the  hyperthermia products to become RoHS compliant.  We made the decision that it was not economically justifiable to continue to offer hyperthermia products in the EU, given RoHS requirements.  The RoHS regulatory mandate allows us to supply replacement parts for current installations.

CE Marking is also recognized in many countries outside of the EU, which may provide us the ability to market the BSD-2000 family of products to other international markets.   We have also obtained regulatory approval for the sale of the BSD-2000 in Taiwan and the People’s Republic of China, and are partially through the process of gaining regulatory approval for the sale of hyperthermia products in Korea.

We believe that these regulatory approvals, along with several distribution agreements signed with independent distributors discussed in the “Marketing and Distribution—Hyperthermia Systems” section below, may hold value for potential buyers interested in the hyperthermia product line.  For the immediate future, we will continue to focus our efforts on completing the negotiation and sale of the hyperthermia product line.  No assurance can be given that a sale of our hyperthermia assets will be successful or on attractive terms.

Marketing and Distribution

MicroThermX.  Our U.S. network of direct sales representatives and four domestic specialty distribution firms provide nationwide sales coverage for the MicroThermX line of products.

In addition, in April 2013 we entered into an exclusive, long-term master distribution agreement with Terumo Europe NV in 100 countries in Europe, Western Asia and Northern Africa.  We have a Director of International Sales that manages this relationship, as well as agreements with other international specialty distribution firms.  Our marketing and distribution strategy for our MicroThermX business includes seeking out and securing additional master distribution arrangements for our MicroThermX line of products in other parts of the world.

            Hyperthermia Systems.  To support our direct sales and marketing efforts for our hyperthermia systems and products in the United States, we have utilized independent sales representatives supported by our senior management.  Our recent plan has been to minimize efforts in the U.S., due to regulatory, economic and reimbursement challenges and to focus on marketing and sales efforts of hyperthermia products through distributors in Asia.

Historically we have recognized revenues derived from sales to Dr. Sennewald Medizintechnik GmbH and its affiliated entities (“Medizintechnik”) located in Munich, Germany, which is our exclusive distributor of hyperthermia systems in Germany, Austria and Switzerland, and to certain medical institutions in Belgium and the Netherlands.  This company is owned by Dr. Gerhard W. Sennewald, one of our former directors and a significant stockholder.

Sales of hyperthermia products in the EU have been trending down as a percent of our total sales since fiscal 2011.  With the RoHS regulatory mandate, we are prohibited from selling our hyperthermia products in the EU in their current configuration.

Pursuant to an agreement we have with Dalian Orientech Co. LTD (“Orientech”), a privately owned company, Orientech assisted us in obtaining regulatory approval from China’s Food and Drug Administration (the “CFDA”) for the sale of the BSD-2000 in the People’s Republic of China, and acts as our distributor for the sale of the BSD-2000 in that country.

We have an exclusive agreement with Han Beam Technology, Inc. (“Han Beam”) for the sale and distribution of our hyperthermia products in South Korea.   We are in the process of obtaining regulatory approval for the BSD-2000 in South Korea.

We have approval to market hyperthermia systems in the Russian Federation.  The Russian approval does not expire; however, any shipment into Russia also requires a GOST-R Quality Certificate.  Our GOST-R Quality Certificate expires July 26, 2015, and would have to be renewed after that date if we continue to ship products into Russia.

We have an agreement with Linden Bioscience Co., Ltd. (“Linden”), a Taiwan Corporation, for the sale and distribution of our hyperthermia products in Taiwan.

The exclusive agreements with Orientech Hanbeam and Linden require annual minimum  purchases of BSD-2000 systems in order to maintain their exclusivity.

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

The Center for Medicare and Medicaid Services (“CMS”), has established billing codes that allow for third-party reimbursement and can be used for or in combination with the delivery of hyperthermia and ablation therapies, depending on the circumstances of the treatment. Appropriate codes apply to billing for certain ablation procedures.  Billing codes are available for both institutions and physicians. Even though billing codes have been established, payments must also be approved by and authorized through the various third-party payers, and third-party payers can establish varying reimbursement plans and levels that can affect hyperthermia and ablation reimbursement levels.  Obtaining reimbursement in the U.S. can be unpredictable and difficult for hyperthermia.  We believe that sales of hyperthermia products in the U.S. face significant reimbursement challenges.

Medical reimbursement rates are unpredictable, and we cannot project the extent to which our business may be affected by future legislative and regulatory developments.  There can be no assurance that future health care legislation or regulation will not have a material adverse effect on Perseon’s business, financial condition and results of operations, or that reimbursement, existing or in the future, will be adequate for all customers.

Competition

We have presented what we believe are our competitive advantages in the discussion of our products above.

Competitors in the thermal ablation market include RadioTherapeutics, a division of Boston Scientific Corporation, Covidien Ltd., Angiodynamics, Inc., NeuWave Medical, MedWaves Incorporated, and HS Hospital Service S.p.A.  Many of these companies have been in the thermal ablation business for several years, are significantly larger organizations, and have greater financial resources than us.

Competition in the medical products industry is intense.  We believe that established product lines and cancer therapies, governmental approvals, know-how and reputation in the industry are key competitive factors.  Currently, only a few companies besides Perseon have received FDA approval to manufacture and sell hyperthermia therapy systems within the United States, including U.S. Labthermics and Celsion Corporation, and only a few companies besides Perseon are marketing hyperthermia outside the U.S.  Celsion has been principally involved with clinical trials related to thermotherapy, hyperthermia and related fields; however, Celsion has announced the transformation of its company from a medical device company to a biopharmaceutical, solely focused on the development of drugs for the treatment of cancer.  Several other companies have received IDEs in the United States or other international approvals for certain hyperthermia systems designed to treat both malignant and benign diseases.  Additionally, other companies, particularly established companies that currently manufacture and sell other cancer therapy systems, could potentially become competitors (in that they are also engaged in cancer treatment businesses), and they have significantly greater resources than we do. There are other companies providing hyperthermia products in Europe and Asia.

Product Service

We generally provide a 12-month warranty on all our cancer treatment systems and a 90-day limited warranty on individual components.  We install and service the systems we sell to domestic customers.  In addition, we provide technical training and support to our customers.  Subsequent to the applicable warranty period, we offer our domestic customers full or limited service contracts.

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

Product Liability Exposure

The manufacturing and marketing of medical devices involves an inherent risk of product liability.  We presently carry product liability insurance with coverage limits of $5 million; however, we cannot assure that our product liability insurance will provide adequate coverage against potential claims that might be made against us.  No product liability claims are presently pending against us; however, we cannot assure that product liability claims will not be filed in the future or that such claims will not exceed our coverage limits.

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

The RoHS regulatory mandate prohibits us from selling our hyperthermia products in the EU under their current configuration.  Although our MicroThermX products are in compliance with RoHS requirements, in order to continue to sell our hyperthermia systems within the EU we would need to make significant and costly changes to component parts used in our hyperthermia products to become RoHS compliant.  We do not believe that it is economically justifiable at this time to continue to offer hyperthermia systems in the EU, given RoHS requirements.

In addition, regulations for the sale of medical devices into the EU are being revised and the revisions will impose stricter requirements on medical device companies, and there can be no assurance that we will continue to maintain compliance with future regulatory requirements.

After we receive FDA approval to market a medical device, we continue to have ongoing responsibilities under the Federal Food, Drug, and Cosmetic Act and FDA regulations.  The FDA currently mandates a post-approval study for PMA and HDE approved devices.  As a condition of our HDE approval for the BSD-2000, the FDA required Perseon to conduct a post-market registry study, “Deep Hyperthermia and Radiation in the Treatment of Cervical Cancer Patients."  Due to challenges enrolling patients and sites in a small population with this rare disease, no patients were enrolled in this initial post-approval study. Because of these challenges, Perseon initiated collaborative discussions with FDA regarding the structure of the study.   As a result, the initial post-market study structure has been revised, and we are in current discussions with our clinical sites regarding participation in the revised study. We are still experiencing challenges in enrolling patients and sites and have been unable to obtain participation in the restructured study as of the date of this filing.  The status of Perseon's post-approval study is listed as "progress inadequate" on the FDA's website.  We have initiated additional discussions with the FDA regarding how best to address these challenges, but there can be no assurance that we will be able to successfully meet our ongoing responsibilities for the post-approval study mandated by the FDA as part of our HDE approval.  We have submitted all periodic updates to the FDA as required and in a timely manner.

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

Patents, Licenses, and Other Rights

Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Our policy is to file patent applications to protect significant technology, inventions and product improvements.  We currently own eight non-expired patents in the United States related to certain components or technology of our ablation and hyperthermia systems.  We currently have one patent license from Duke University.  Eleven new U.S. patent applications have been published in the United States, and one foreign patent is issued and others are pending.  A total of 29 U.S. patents have been issued to Perseon.  We believe that our patents represent the early pioneering and dominant patents in this field.

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

On July 31, 2007, Perseon obtained an exclusive sub-license to a patent owned by Duke University using phased array technology for the treatment of primary breast cancer on terms that included hyperthermia equipment upgrades and payment of some prior patent costs.

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

Research and Development

Research and development expenses for the four month transition period ended December 31, 2014 and for the fiscal years ended August 31, 2014 and 2013 were $627,769, $2,229,043 and $2,281,854, respectively.  Through the end of 2014, we have continued our efforts to enhance and improve our ablation products, sustain and fill current order requirements for our hyperthermia products, and to focus our product development, technology and engineering resources on the following:

•	development of SynchroWave short tip antenna used to deliver smaller, spherical ablation zones;

•	incorporating new requirements into the design and manufacturing processes;

•	designing and testing of new advanced cooled disposable microwave ablation antennas;

•	supporting MicroThermX regulatory requirements;

•	adaptation of our BSD-2000/3D/MR to both Siemens and GE MR configurations;

•	sustaining engineering for our BSD-500 and BSD-2000 systems where necessary to maintain ongoing manufacturability;

•	supporting product approvals for US and non-US governments;

•	research and development projects not publicly disclosed.

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

At times, in past fiscal years, we have derived a significant portion of our revenues from sales to Medizintechnik, which has been a significant distributor of our products in Europe, and which is owned by Dr. Gerhard W. Sennewald, one of our former directors and a significant shareholder.  However, with the exception of one BSD-2000 unit Medizintechnik purchased from us in 2014, we have experienced declining sales to this related party.  For the four month transition period ended December 31, 2014, we had sales to Medizintechnik of $463,423, or 42% of our total revenues.  This was comprised mostly of revenue recognized on the completion and shipment of one hyperthermia system that was ordered in early 2013.  For the year ended August 31, 2014 we had sales of $419,549, or 8% of our total sales, from the sale of hyperthermia systems and various component parts sold to Medizintechnik.   Management believes the terms of these transactions with Medizintechnik were arm’s length and fair to the Company.

A significant portion of our revenues are derived from sales to foreign customers.  During the four month transition period ended December 31, 2014, and fiscal years ended August 31, 2014 and 2013, export sales totaled $630,857, $3,381,563 and $1,470,619, or approximately 56%, 63% and 40% of total sales, respectively.  During the four month transition period ended December 31, 2014 we had sales to two foreign customers representing 42% and 11% of total revenues.  For the fiscal year ended August 31, 2014, these two customers each represented 23% of total revenues.  During the year ended August 31, 2013, we had sales to one foreign customer totaling 30% of total revenues.

During the four month transition period ended December 31, 2014 and the fiscal years ended August 31, 2014 and 2013, domestic sales totaled $485,051, $1,946,790 and $2,202,673, or approximately 44%, 37% and 60% of total revenues, respectively.  In the four month transition period ended December 31, 2014 and the fiscal year ended August 31, 2014, no single domestic customer accounted for more than 10% of total revenues.

Backlog

As of December 31, 2014, we had a sales backlog of $347,500.

Employees

As of December 31, 2014, we had 49 employees; 47 of whom were full-time employees.  None of our employees are covered by a collective bargaining agreement.  We consider our relations with our employees to be satisfactory.  We depend upon a limited number of key management, manufacturing, and technical personnel.  Our future success will depend in part on our ability to retain these highly qualified employees.

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

ITEM 1A.  RISK FACTORS

Our future operating results are highly uncertain.  Before deciding to invest in Perseon or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Transition Report on Form 10-K.  If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.  Although we have attempted to list the factors of which we are currently aware that may have an impact on its operations, there may be other factors of which we are currently unaware or to which we do not assign sufficient significance, and the following list should not be considered comprehensive.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1978, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $56,540,160 as of December 31, 2014.  We reported net losses of  $3,768,390 for the four month transition period ended December 31, 2014, and $7,142,832 and $8,251,691 for the fiscal years ended August 31, 2014 and 2013, respectively.

We may continue to incur operating losses in the future as we continue to incur costs to develop our products, protect our intellectual property and expand our sales and marketing activities.  To become profitable we will need to increase significantly the revenues we receive from sales of our MicroThermX line of products to improve our profitability on a quarterly or annual basis.  We have been unable to do this in the past and we may be unable to do so in the future, and therefore may never achieve profitability.

We have obtained FDA 510(k) clearance to market our MicroThermX Microwave Ablation System, and have experienced early success in sales of the MicroThermX  family of products.  You  cannot be assured that our efforts to commercialize the MicroThermX will be successful or that we will attain expected revenue levels.

In August 2010, the FDA granted us a 510(k) clearance to market our MicroThermX Microwave Ablation System for ablation of soft tissue, authorizing the commercial sale of the MicroThermX in the United States.  We have experienced growth in revenues from our MicroThermX family of products.  Our MicroThermX products represent a major part of our business plan moving forward and introduce into our product line an innovative, high-end disposable that is used in each ablation treatment and which we believe will provide a significant ongoing revenue stream.

Political and economic uncertainty in the healthcare industry due to government healthcare reform and the continuing worldwide economic turndown has made hospital acquisitions of capital equipment difficult at all levels.  With hospital capital budgeting, committee review and other approvals, the sales cycle for the MicroThermX may extend to well over six months.  To accelerate revenues from the MicroThermX line of products, we have a program that allows hospitals to purchase disposable SynchroWave antennas and pay a fee-per-use rental for the treatment of patients using the MicroThermX products.  We expanded the equipment rental program throughout the U.S., contracting with specialty medical products distributors and hiring direct sales representatives in key major metropolitan areas who provide “personal service” to new users of the microwave ablation technique.  These are experienced interventional sales representatives with established contacts and relationships in the field of interventional oncology.  We have experienced early success with these sales programs and increasing revenues; however, you cannot be assured that we will attain expected revenue levels from the MicroThermX line of products.  If these efforts are not successful, our business will be adversely affected.

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

We intend to sell or discontinue our hyperthermia product line early in 2015; there can be no assurance that a sale of our hyperthermia assets will be successful or on attractive terms.

Historically, our product offerings have included hyperthermia cancer treatment systems.  We have previously announced that we intend to sell or discontinue our hyperthermia product line early in 2015.  Our current strategy is to seek out, identify opportunities and, if possible, secure a transaction or transactions relating to our hyperthermia assets. We have attracted an interested buyer, a non-binding term sheet for the potential sale of assets related to our hyperthermia product line has been submitted and accepted, final terms are being negotiated and due diligence efforts are underway.  Although we expect to close the transaction on the sale of our hyperthermia assets in the spring of 2015, no assurance can be given that a sale of our hyperthermia assets will be successful or on attractive terms.

At times, a significant portion of our revenues have been from sales of our hyperthermia products; if we sell or discontinue our hyperthermia product line, our revenues from the sale of hyperthermia systems and related component parts and services will cease.

At times, a significant portion of our sales have been based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  We have experienced increasing revenues from our MicroThermX line of products, but have been unable to sustain or grow revenues from our hyperthermia systems.  We intend to sell or discontinue our hyperthermia product line early in 2015.  If we sell or discontinue our hyperthermia product line, our revenues from the sale of hyperthermia systems and related component parts and services will cease.

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

A significant portion of our revenues is from foreign countries.

A significant portion of our revenues are derived from sales to foreign customers.  Export sales were $630,857 for the four month transition period ended December 31, 2014, and were $3,381,563 and $1,470,619 for the fiscal years ended August 31, 2014 and 2013, respectively.  During the four month transition period ended December 31, 2014, export sales to Germany and Belgium combined were 53% of total sales. For the fiscal year ended August 31, 2014, export sales to Taiwan and Belgium combined were approximately 46% of total sales.  During the fiscal year ended August 31, 2013, export sales to Belgium and Germany were approximately 33% of total sales.

To the extent that we are unable to maintain or increase the level of our revenues derived from foreign customers, the results of our operations could be negatively impacted.

Sales of our products could be significantly reduced if government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

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

Obtaining marketing approval from the FDA and other comparable agencies outside the U.S. is necessary for us to commercially market our systems in the United States.  Obtaining and maintaining approvals is a lengthy and expensive process.  We may not be able to obtain these approvals on a timely basis, if at all, and such failure could significantly harm our business prospects.

            After a product is approved for commercial distribution by the FDA and other comparable agencies outside the U.S., we have ongoing responsibilities under applicable regulations, which may include regulation of our manufacturing facilities and processes, labeling and record-keeping, and reporting of adverse experiences and other information.  Failure to comply with these ongoing requirements could result in problems with our approvals outside the U.S.  In the U.S., failure to comply could result in the FDA imposing operating restrictions on us, enjoining or restraining certain violations, or imposing civil or criminal penalties on us.

All of these laws are subject to evolving interpretations.  If the federal government were to conclude that we are not in compliance with any of these health care laws, we could be subject to substantial criminal and civil penalties, and could be excluded from participation as a supplier to beneficiaries in federal health care programs.

We are also subject to ongoing compliance and review requirements with our ISO-13485 and CE Mark certifications.  The European Commission (“EC”), the executive body of the EU, drafts regulations that are then accepted or rejected by the European Council.  Once a regulation has been accepted, it becomes a directive.  We must remain current with both new directives and amendments to existing directives.  The EC has recently implemented a number of significant changes in the regulations that govern medical devices, and the European Council has approved these changes.  These changes make obtaining and maintaining required regulatory approvals more expensive and time consuming.  The EC also recommended additional significant changes in the regulations that govern medical devices, which could increase the regulatory costs and risk for marketing products in the EU.  If we fail to comply with these ongoing requirements marketing of our products could be restricted.

On January 2, 2013, following a protracted period of public comment, the EU issued RoHS, which restricts the use of certain hazardous substances used in electrical equipment and mandated all medical devices sold in the EU meet RoHS compliance requirements on or before July 22, 2014.  Medical devices subject to RoHS must have technical testing and accompanying documents, a declaration of conformity and CE marking affixed to the product to be deemed compliant.  Noncompliant medical devices are prohibited for sale in the EU community after July 22, 2014.

The Company’s MicroThermX products are in compliance with RoHS requirements; however the Company’s hyperthermia products contain some of the substances defined as hazardous by RoHS standards. This presents a challenge for us inasmuch as there is currently no RoHS information available from vendors of the non-compliant parts and we are not aware of  alternative replacement parts that are available or readily identifiable. In order to continue to sell the hyperthermia systems within the EU we believe we would need to make significant changes in the component parts used in the hyperthermia systems.  We currently do not intend to make the significant and costly changes to component parts used in its hyperthermia products that would be necessary to become RoHS compliant.  Because of this, our sales of new hyperthermia systems in the EU have ceased, which will impact our results of operations.

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

Our currently commercialized MicroThermX Microwave Ablation System have been cleared through the 510(k) process. Our BSD-500 is the subject of an approved PMA application. Our BSD-2000 System is the subject of an approved HDE. Our HDE for the BSD-2000 could be withdrawn by FDA if the target patient population exceeds 4000 patients in a given year or if a competitive device receives PMA approval that addresses the same patient population as the BSD-2000.

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

Perseon is currently sponsoring an IDE-approved clinical study of the BSD-2000 hyperthermia system, “Hyperthermia Combined with Radiotherapy for the Treatment of Locally Advanced, Persistent, or Recurrent Deep Tumors of the Pelvis; i.e., Cervical, Prostate, Rectal, and Bladder.”  The Phase II study is designed to enroll subjects who have advanced, persistent, or recurrent deep tumors of the pelvis and thus have already failed other standard therapy or would not be considered candidates for other standard therapy.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations or QSR for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. The FDA enforces the QSR and other regulations through periodic inspections. Our facility in Salt Lake City, Utah, is regularly inspected by the FDA. The most recent FDA inspection was conducted in December  2012. There were no deficiencies noted by the FDA as a result of this inspection and no Form 483 was issued.

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

For most products that receive PMA or HDE approval, the FDA imposes post-market study requirements as a condition of approval. As a condition of our HDE approval for the BSD-2000 hyperthermia system, the FDA required Perseon to conduct a post-market registry study, “Deep Hyperthermia and Radiation in the Treatment of Cervical Cancer Patients.” Due to challenges enrolling patients and sites in a small population with this rare disease, no patients were enrolled in this initial post-approval registry study. Because of these challenges, Perseon initiated collaborative discussions with FDA regarding the structure of the study.  As a result, the initial post-market study structure has been revised, and we are in current discussions with our clinical sites regarding participation in the revised study. Perseon is still experiencing challenges in enrolling patients and sites and plans to initiate additional discussions with FDA regarding how best to address these challenges.  The status of Perseon's post-approval study is listed as "progress inadequate" on the FDA's website.  We plan to initiate additional discussions with the FDA regarding how best to address these challenges, but there can be no assurance that we will be able to successfully meet our Company's ongoing responsibilities for the post-approval study mandated by the FDA as part of our HDE approval.  We have submitted all periodic updates to FDA as required and in a timely manner.

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

Our success will be largely dependent upon the efforts of Clinton E. Carnell Jr, our Chief Executive Officer, William S. Barth, our Chief Financial Officer, Benjamin Beckham, our Vice President of Global Sales, Jennifer R. Hoglin, our Vice President of Global Marketing, Todd H. Turnlund, our Vice President of Research and Development, and other key employees.  We do not maintain key-person insurance on any of these employees.  Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel.  Competition for these individuals is intense.  The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to manage our business and meet key objectives such as the sale of our products and the introduction of new products.

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

Shares of our common stock are listed on the NASDAQ Capital Market (“Nasdaq”) under the symbol “PRSN”. We are required to comply with Nasdaq’s listing standards in order to maintain the listing of our common stock on the exchange. Nasdaq has the authority pursuant to Nasdaq Rule 5550(a)(2) to delist our common stock if, during any period of 30 consecutive trading days, the closing bid price falls below a minimum bid price of $1.00 per share.

On August 8, 2014, we received a letter from the staff of Nasdaq notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a second period of 180 calendar days, or until August 4, 2015, to regain compliance. If at any time before August 4, 2015, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the Staff will provide us with written confirmation of compliance and the matter will be closed.

We are actively monitoring the bid price of our common stock and will consider any and all options available to us to achieve compliance. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq and would likely trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage may be reduced. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

Current and former directors and executive officers own a substantial number of shares of our capital stock, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Current and former directors and executive officers own approximately 18% of our outstanding voting power.  Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets.  Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our company.

Future sales of shares of our securities could negatively affect our stock price.

Future sales of shares of our securities could negatively affect the market price of our common stock. In July 2014 we completed a $5.2 million registered direct placement of our stock under our current universal shelf registration. Prior to the July 2014 offering we completed five offerings utilizing a universal shelf registration statement during calendar years 2010 and 2013.  Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock and impair our ability to raise capital.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own our office, production and research facilities located in Salt Lake City, Utah.  The complete headquarters and production facility occupies approximately 20,000 square feet.  The building is currently in good condition, is owned by us and is currently for sale. We are currently looking for a facility that will better suit our business needs.  We believe that we carry adequate insurance on the property.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various complaints, allegations and threats of lawsuit in the ordinary course of business.  We do not believe that any of the current complaints or allegations has merit, nor will have a material impact on our business or financial condition. However, complaints, allegations and threats of lawsuits are deemed serious, divert resources and could result in the payment of substantial damages. Legal counsel for Perseon  received a demand letter dated October 3, 2014 and a draft complaint from a single shareholder’s legal counsel who threatened a direct, derivative  and securities class action suit against Perseon, as well as all current and certain former  directors and  officers.  The unfiled draft complaint alleges that from November 2010 through October 2014, BSD  issued various press releases and public statements which  omitted certain material facts related to BSD’s revenue and sales, thereby misrepresenting the true financial condition of BSD.  In particular, the draft complaint alleges that BSD’s press releases “tout[ed] impressive revenue figures and purported sales” when “in reality BSD was floundering and unable to cover its operating costs, including significant executive compensation.”  The unfiled draft complaint also alleges that BSD “chose to issue additional securities at below-market prices in an effort to fund operating expenses,” rather than “raise capital through debt transactions or other methods,” and that three offerings cited in the draft complaint  resulted in “the dilution of existing shareholder positions.”     Our Board of Directors has engaged outside legal counsel specializing in securities matters and litigation to conduct an independent investigation of this draft complaint and its allegations.   Upon completion of their investigation by special legal counsel, we expect  findings and recommendations will be presented to the Board of Directors for its consideration..

There are no other known material legal proceedings pending against or being taken by us.

ITEM 4.  MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the NASDAQ under the symbol “PRSN”.  The following table sets forth the high and low sales prices, as provided by NASDAQ for the quarters in fiscal years ended August 31, 2013 and 2014 and the transition period ended December 31, 2014.  The amounts reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended:	High	Low
November 30, 2012	$2.41	$1.15
February 28, 2013	2.05	1.32
May 31, 2013	1.87	0.97
August 31, 2013	1.70	1.20
November 30, 2013	1.78	1.18
February 28, 2014	1.45	1.03
May 31, 2014	1.66	.95
August 31, 2014	1.19	.55
November 30, 2014	.67	.35
Transition Period Ended:
December 31, 2014	.48	.28

As of December 31, 2014, there were 464 holders of record of our common stock.  We have not paid any cash dividends on our common stock since our inception, and we currently plan to retain our future earnings, if any, to fund the growth of our business.

On March 27, 2015, the last reported sales price of our common stock on NASDAQ was $0.37 per share.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph shows a comparison of the five-year cumulative total return for our common stock, the S&P 500 Index, and the S&P Health Care Equipment Index, assuming an investment of $100 on December 31, 2009.  The cumulative return of the Company was computed by dividing the difference between the price of  our common stock at the end and the beginning of the measurement period (December 31, 2009 to December 31, 2014) by the price of  our common stock at the beginning of the measurement period.

COMPARISON OF 64 MONTH CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
8/09
8/10
8/11
8/12
8/13
8/14
12/14
Perseon
S&P 500
S&P Health Care Equipment

*$100 invested on 8/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Transition Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements” below and the Item 1A “Risk Factors” above.  The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 8 of this Form 10-K.   We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Perseon Corporation, formerly BSD Medical Corporation, (the “Company”) was incorporated in the State of Delaware on July 3, 1986.  In February 2015, we changed the name of the Company to Perseon Corporation.  We are a life sciences company that develops, manufactures, markets and services groundbreaking medical systems to treat cancer using heat therapy.  Our MicroThermX® microwave ablation system employs precision-guided microwave energy to ablate diseased soft tissue.  We have developed extensive intellectual property and distribute our products in the United States, Europe and Asia.  In early 2015, we are executing on our previously announced plan to either sell the assets related to hyperthermia products or discontinue manufacturing and selling hyperthermia systems.  This will allow us to more effectively follow our strategic plan of exclusively focusing on our highest return opportunity – the high-growth microwave ablation market.

In connection with our plans to either sell or divest the assets related to the hyperthermia product line, we analyzed the carrying value and estimated net realizable value of inventory and other assets related to the hyperthermia product line as of December 31, 2014.  As a result of this analysis, as of December 31, 2014, we recorded an impairment charge of $805,000 for inventory, equipment, and other assets related to the hyperthermia product line.  As of December 31, 2014, we also accrued $50,000 for legal and other costs that we estimate will be incurred in connection with the sale or divestiture.

We have changed our fiscal year end for financial reporting from August 31 to December 31, effective for the four months ended December 31, 2014.  The financial information for the four months ended December 31, 2013 provided in this report for comparative purposes is unaudited.  All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our results of operations and our cash flows for the four months ended December 31, 2013 have been included.  The results of operations for the four months ended December 31, 2014 may not be indicative of the results for our fiscal year ending December 31, 2015.

As of December 31, 2014, we had a sales backlog of $ 347,500.

Results of Operations

Fluctuation in Operating Results

Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter.  Revenue may fluctuate as a result of factors relating to the demand and market acceptance for our microwave ablation systems and related component parts and services, world-wide economic conditions, availability of financing for our customers, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments, insurance reimbursement and other matters.  In addition, our revenues in the future will not be comparable to prior periods as a result of our sale or discontinuance of the hyperthermia product line. Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development, and general and administrative expenses associated with our potential growth.  For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

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

Our revenues consisted of the following:

	Four Months Ended December 31,		Years Ended August 31,
	2014	2013	2014	2013

System sales – Hyperthermia	$440,000	$428,650	$2,203,650	$816,700
System sales - MicroThermX	30,875	558,250	775,875	1,118,126
Disposable devices	409,787	501,565	1,608,481	1,109,750
Equipment rental	125,900	95,200	364,600	298,600
Service contracts and other	109,346	100,597	375,747	330,116

Total	$1,115,908	$1,684,262	$5,328,353	$3,673,292

Revenues reported in the above table for disposable devices and equipment rental is mainly MicroThermX related.

Total revenues in the four months ended December 31, 2014 decreased $568,354, or 34% compared to total revenues in the four months ended December 31, 2013.  This decrease in revenues resulted primarily from a decrease in MicroThermX systems sales.  System sales in the four months ended December 31, 2013 included significant up-front stocking orders from Terumo for MicroThermX systems as we initially engaged them as our European distributor for MicroThermX products.  Sales of MicroThermX disposable devices during the four months ended December 31, 2014 also decreased from sales of disposable devices during the four months ended December 31, 2013, again largely due to significant initial stocking orders from Terumo in the 2013 four month period.  We experienced modest increases in service call revenue and revenues from rental of MicroThermX systems on a fee per use basis.

Total revenues in the fiscal year ended August 31, 2014 increased $1,655,061, or 45%, compared to total revenues in the fiscal year ended August 31, 2013.  The growth in revenue during the fiscal year ended August 31, 2014 resulted primarily from the shipment of several BSD-2000 units that were in backlog as of August 31, 2013, along with higher revenues from disposable SynchroWave antennas and from our fee-per-use rental program for MicroThermX generators.  These higher revenues were partially offset by lower revenues from sales of MicroThermX generators.

Historically, our revenues have fluctuated significantly from period to period because our sales were based upon a relatively small number of hyperthermia systems, the sales price of each being substantial enough to greatly impact revenue levels in the periods in which they occur.  However, we have been unable to sustain an increase in the number of hyperthermia systems sold due to various factors, including: non-acceptance by cancer-treating physicians of hyperthermia therapy; inadequate reimbursement rates from third-party payers; and significant uncertainty in the U.S. healthcare industry due to recent governmental healthcare reform.  As discussed above, we are executing on our previously announced plan to either sell the assets related to hyperthermia products or discontinue manufacturing and selling hyperthermia systems.  This will allow us to more effectively follow our strategic plan of exclusively focusing on our highest return opportunity – the high-growth microwave ablation market.

At times, we have derived a significant portion of our revenues from sales to related parties.  All of our related party revenue results from the sale of hyperthermia systems and related component parts and services to Medizintechnik GmbH and its affiliated entity – BSD BioSystems Design, S.A. (“Medizintechnik”).  Dr. Sennewald, a former director and one of our significant stockholders, is a stockholder, executive officer and a director of Medizintechnik.  We derived $463,423, or approximately 42% of our total revenues in the four months ended December 31, 2014, compared to $16,686, or approximately 1% of our total revenues in the four months ended December 31, 2013 from sales to Medizintechnik.  We derived $419,549, or approximately 8% of our total revenues in the year ended August 31, 2014, compared to sales of $99,896, or 3% of our total revenues in the year ended August 31, 2013.  The increased sales to Medizintechnik in the 2014 periods resulted from revenues from the sale of one hyperthermia system that was recognized as revenue over a period of time due to the terms of the sale.  Although sales to non-related parties decreased in the four month period ended December 31, 2014 compared to the four month period ended December 31, 2013, the growth in our revenues on an annual basis has come primarily from non-related parties.

The following tables summarize the sources of our revenues:

	Four Months Ended December 31,		Years Ended August 31,
Non-Related Parties	2014	2013	2014	2013

System sales – Hyperthermia	$-	$428,650	$1,843,650	$766,700
System sales – MicroThermX	30,875	558,250	775,875	1,118,126
Consumable devices	406,555	491,515	1,572,455	1,087,100
Equipment rental	125,900	95,200	364,600	298,600
Service contracts	73,001	76,777	303,109	259,550
Other	16,154	17,184	49,115	43,320

Total	$652,485	$1,667,576	$4,908,804	$3,573,396

	Four Months Ended December 31,		Years Ended August 31,
Related Parties	2014	2013	2014	2013

System sales – Hyperthermia	$440,000	$-	$360,000	$50,000
Consumable devices	3,232	10,050	36,026	22,650
Other	20,191	6,636	23,523	27,246

Total	$463,423	$16,686	$419,549	$99,896

Gross Margin

Our gross margin and gross margin percentage has fluctuated from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold during the period.  Our total gross margin was $520,399, or 47% of total sales, for the four months ended December 31, 2014 and $877,645, or 52% of total sales, for the four months ended December 31, 2013.  Our total gross margin was $2,439,488, or 46% of total sales, for the fiscal year ended August 31, 2014 and $1,411,843, or 38% of total sales, for the comparable 2013 fiscal year.  The decrease in gross margin and gross margin percentage for the four months ended December 31, 2014 compared to the four months ended December 31, 2013, resulted primarily from the lower level of sales in the 2014 period.  The increase in gross margin and gross margin percentage in the fiscal year ended August 31, 2014 compared to fiscal year ended August 31, 2013 resulted primarily from increasing sales of MicroThermX consumable devices and equipment rental, and higher sales of higher margin hyperthermia products in the 2014 period.  In addition, as sales volume increases, we believe we more fully absorb certain fixed operating costs that are included in cost of sales, thus increasing our gross profit percentage.

Cost of Sales

Cost of sales includes raw material, labor and allocated overhead costs.  We calculate and report separately cost of sales for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales will fluctuate from period to period depending on the mix of sales for the period.  Total cost of sales for the four months ended December 31, 2014 was $595,509 compared to $806,617 for the four months ended December 31, 2013, a decrease of $211,108, or approximately 26%.  This decrease resulted from decreased sales volumes during the four months ended December 31, 2014, as further discussed above.  Total cost of sales for the fiscal year ended August 31, 2014 was $2,888,865 compared to $2,261,449 for the comparable 2013 fiscal year, an increase of $627,416, or approximately 28%.  This increase resulted from the increased sales volume of both hyperthermia and MicroThermX products in the fiscal year ended August 31, 2014 compared to the fiscal year ended August 31, 2013, as further discussed above.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Our research and development expenses decreased in the four months ended December 31, 2014 compared to the four months ended December 31, 2013 and remained relatively constant in the fiscal year ended August 31, 2014 compared to the fiscal year ended August 31, 2013.  Research and development expenses were $627,769 for the four months ended December 31, 2014 compared to $701,549 for the four months ended December 31, 2013, a decrease of $73,780, or approximately 11%.  Research and development expenses were $2,229,043 for the fiscal year ended August 31, 2014 compared to $2,281,854, for the fiscal year ended August 31, 2013, a decrease of $52,811, or approximately 2%

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $2,819,205 for the four months ended December 31, 2014 compared to $2,237,057 for the four months ended December 31, 2013, an increase of $582,148, or approximately 26%.  This increase resulted primarily from our accrual of severance expenses related to the departure of certain of our management.  Selling, general and administrative expenses were $7,308,643 for the fiscal year ended August 31, 2014 compared to $7,403,273 in the fiscal year ended August 31, 2013, a decrease of $94,630, or approximately 1%.  While these total expenses were relatively constant from year to year, as we continue to roll out the MicroThermX product line and the support of its global distribution network, we believe that the level of our selling, general and administrative expenses will increase over the levels reported for the four months ended December 31, 2014, if sales volumes increase in 2015.

Impairment of Assets –In 2014, our Board of Directors determined that it is in the best interest of Perseon shareholders to divest our assets related to the hyperthermia product line  In connection with our plans to either sell or divest the assets related to the hyperthermia product line, we analyzed the carrying value and estimated net realizable value of inventory and other assets related to the hyperthermia product line as of December 31, 2014.  As a result of this analysis, during the four months ended December 31, 2014, we recorded an impairment charge of $805,000 for inventory, equipment, and other assets related to the hyperthermia product line.  These impairment expenses are the result of our assessment of the decrease in estimated realizable value associated with assets related to the hyperthermia product line.  The inventory reserve was also increased by $50,000 in the corresponding year ended August 31, 2014, to recognize a portion of the devaluation of inventory related to the hyperthermia product line.

Income Tax Provision – No provision for income taxes was recorded for the four months ended December 31, 2014 and 2013. For the years ended August 31, 2014 and 2013, we recorded an income tax provision of $2,000 and $1,938, respectively.  Due to our operating losses, our income tax provision is primarily related to state income taxes and is currently immaterial to our business.

Liquidity and Capital Resources

From inception through December 31, 2014, we have generated an accumulated deficit of $56,548,160 since our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of December 31, 2014, we had cash and cash equivalents of $5,594,578, comprised primarily of money market funds and savings accounts.  We will require additional capital to fund our operations.

As of December 31, 2014, we had current liabilities totaling $1,799,503, comprised of accounts payable, accrued liabilities, customer deposits and deferred revenue incurred in the normal course of our business.  As of December 31, 2014, we had no long-term liabilities.

Stock Offerings

Shelf Registration Statements

On October 1, 2009, a universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million (the “2009 Shelf Registration Statement”).  We completed four stock offerings utilizing the 2009 Shelf Registration Statement during calendar year 2010, and we received total net proceeds of approximately $19.2 million, including proceeds from the exercise of warrants issued in the stock offerings.

On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million (the “2012 Shelf Registration Statement”).  On October 11, 2012, the 2012 Shelf Registration Statement was declared effective by the SEC.  We have completed two stock offerings utilizing the 2012 Shelf Registration Statement, from  April 2013 through December 31, 2014, and we received total net proceeds of approximately $9 million from these offerings, as more fully described below. We may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

The April 2013 Offering was completed using the 2012 Shelf Registration Statement on Form S-3, pursuant to a prospectus supplement filed with the SEC.

May 2014 Offering

On May 9, 2014, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”).  Under this sales agreement, we could issue and sell from time to time, up to $8,000,000 of common stock.  These shares are registered under the 2012 Shelf Registration Statement filed with the SEC.  MLV would act as sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices.  The Agreement provided that our common shares would be sold at market prices prevailing at the time of the sale of our common stock, at no discount to market and no warrants attached.  We were not obligated to make any sales under the sales agreement.  We paid MLV a commission rate of 3.0% of the gross proceeds from the sale of common stock sold through MLV as sales agent under the sales agreement, reimbursed MLV for certain expenses incurred in connection with entering into the sales agreement, and provided MLV with customary indemnification rights. We filed the full terms and text of the sales agreement on a Current Report on Form 8-K on May 9, 2014.  Through June 22, 2014,  we sold 46,622 shares of common stock at an average price per share of $1.074, for gross proceeds of $50,068.  The ATM Agreement was terminated on June 22, 2014.

June 2014 Offering

On June 25, 2014, we entered into a securities purchase agreement (the “June Offering”) with certain institutional investors in which we agreed to sell, pursuant to a securities purchase agreement (the “Purchase Agreement”), an aggregate of 5,500,000 shares of its common stock and warrants to purchase a total of 4,400,000 shares of our common stock to such investors for aggregate gross proceeds of approximately $5.2 million, and net proceeds of approximately $4.7 million, after deducting placement agency fees and other costs associated with the transaction.  The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.8 shares of common stock.  The purchase price was $0.95 per fixed combination.  The warrants will become exercisable six months and one day following the closing date of the June Offering and will remain exercisable for five years thereafter at an exercise price of $1.10 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock.  The warrants are contingently puttable at the option of the holders upon the occurrence of a fundamental transaction (as defined in the warrant agreements).  We believe that all of the fundamental transactions are within our sole control, and that the probability of any fundamental transaction occurring and the put being exercised are both remote.

Under the Purchase Agreement, we agreed with each of the purchasers that, subject to certain exceptions we will not, within the 75 days following the closing of the June Offering enter into any agreement to issue or announce the issuance or proposed issuance of any securities.  We also agreed with each of the purchasers that for a period of four years from the date of the Purchase Agreement, we will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which we:

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

•	eententer into any agreement (including, without limitation, an equity line of credit) whereby we may sell securities at a future determined price.

We also agreed to indemnify each of the purchasers against certain losses resulting from its breach of any of its representations, warranties, or covenants under agreements with each of the purchasers, as well as under certain other circumstances described in the Purchase Agreement. The transaction closed on July 1, 2014 and the net proceeds were transferred to us.

Cash Flows from Operating, Investing and Financing Activities

During the four months ended December 31, 2014, we used net cash of $2,467,242 in operating activities, primarily as a result of our net loss of $3,768,390, decreased by non-cash expenses of $1,124,951, including depreciation and amortization, stock-based compensation, loss on disposition of assets and impairment of assets.  Net cash used in operating activities also included increases in receivables of $33,334 and inventories of $46,459 and decreases in customer deposits of $114 and deferred revenue of $41,825, partially offset by a decrease in other current assets of $59,736, and increases in accounts payable of $49,569 and accrued liabilities of $188,624.

During the four months ended December 31, 2013, we used net cash of $2,006,107 in operating activities, primarily as a result of our net loss of $2,106,641, decreased by non-cash expenses of $374,531, including depreciation and amortization and stock-based compensation.  Net cash used in operating activities also included an increase in inventories of $328,517 and decreases in accounts payable of $57,272, accrued liabilities of $84,323 and deferred revenue of $46,237, partially offset by decreases in receivables of $95,124 and other current assets of $51,881, and an increase in customer deposits of $95,347.

During the year ended August 31, 2014, we used net cash of $5,916,395 in operating activities, primarily as a result of our net loss of $7,142,832, decreased by non-cash expenses of $1,200,422, including depreciation and amortization, stock-based compensation, stock issued for services and gain on disposition of property and equipment.  Net cash used in operating activities also included decreases in customer deposits of $275,699 and deferred revenue of $687,665, partially offset by decreases in receivables of $548,961, inventories of $66,581, other current assets of $53,709, and increases in accounts payable of $27,480 and accrued liabilities of $292,648.

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

Net cash used in investing activities, resulting from the purchase of property and equipment, was $35,317 and $21,330 for the four months ended December 31, 2014 and 2013, respectively.  Net cash used in investing activities, resulting from the purchase of property and equipment, was $73,574 and $35,362 for the years ended August 31, 2014 and 2013, respectively.

Net cash used in financing activities comprised of payments on note payable was $33,279 for the four months ended December 31, 2014.  We had no net cash provided by or used in financing activities for the four months ended December 31, 2013.  Net cash provided by financing activities was $4,669,857 for the year ended August 31, 2014, comprised of net proceeds of $4,636,579 from the sale of common stock and $74,052 of proceeds from short term financing of an insurance policy, and payments on the short term financing of $40,774.  Net cash provided by financing activities for the year ended August 31, 2013 was $4,583,437, comprised of net proceeds from the sale of common stock.

We do not believe that our current cash and cash equivalents will be sufficient to fund our operations at their current levels for the next twelve months.  We will need to obtain additional financing.  We believe that we will be able to raise sufficient capital, to fund our operations, and on terms that are acceptable to us.  However, due to the unpredictability of global financial markets, there can be no assurance that we will be successful in raising additional funds through the sale of debt or equity securities on terms acceptable to us.  If we raise equity capital, our stockholders will be diluted.  Insufficient funds would likely require us to reduce costs, which would negatively affect our research and development programs, our efforts to expand our marketing and sales presence, the ability to hire and retain qualified personnel, as well as other operational aspects of the Company.

As of December 31, 2014, we had no significant commitments for the purchase of property and equipment.

We had no material off- balance sheet arrangements as of December 31, 2014.

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

Allowance for Doubtful Accounts Receivable:  We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments.  This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the four months ended December 31, 2014 that had a material impact on our financial statements.

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

Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We have not yet determined how our financial statements will be affected by the adoption of ASU 2014-09.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this Transition Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our ability to successfully execute our plan to either sell the assets related to hyperthermia products or discontinue manufacturing and selling hyperthermia systems;

•	our belief that the distribution agreement with Terumo Europe NV will help drive market adoption of the MicroThermX;

•	our expectations that the SynchroWave antennas used in conjunction with the MicroThermX will represent a significant ongoing revenue stream;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our expectations that additional international shipments of the MicroThermX and supplies of SynchroWave antennas will occur in the future;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that we will be able to raise additional capital to fund our operations.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in this Transition Report and our other filings with the Securities and Exchange Commission.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Management, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of December, 2014.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The names of directors, their ages and their respective business backgrounds are set forth below as of March 6, 2015.

Name	Position(s) With the Company	Age	Director Since
Timothy C. McQuay	Independent Director and Chairman of the Board	63	2008
Clinton E. Carnell Jr.	President, Chief Executive Officer and Director	45	2014
Harold R. Wolcott	Director	68	2009
Michael Nobel, Ph.D.	Independent Director	75	1998
Steven G. Stewart	Independent Director and Financial Expert	66	2006
Dr. Damian E. Dupuy	Independent Director	53	2011

BUSINESS EXPERIENCE AND QUALIFICATIONS OF NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS

Timothy C. McQuay has served as a director of Perseon since February 2008 and currently serves as Chairman of the Board of Directors.  He is a Managing Director – Investment Banking with Noble Financial Capital Markets.  Prior to joining Noble Financial Capital Markets in November 2011, Mr. McQuay was a Managing Director – Investment Banking with B Riley & Co.  Prior to joining B Riley in September 2008, Mr. McQuay served for ten years as Managing Director – Investment Banking with A. G. Edwards & Sons, Inc., where he specialized in Healthcare, including medical technology, biotechnology and specialty pharmaceuticals.  He currently serves as a member of the Board of Directors of Superior Industries International, Inc.  Mr. McQuay holds an AB in Economics from Princeton University and an MBA from UCLA.  Mr. McQuay’s qualifications to serve on the Board include, among others, his extensive business and financial experience, his public company board and investment banking experience, his knowledge of Perseon, and his service as a director of Perseon since 2008.

Clinton E. Carnell Jr. was appointed a director of Perseon by unanimous written consent of our Board of Directors in November 2014.  At that time, we also named Mr. Carnell as our President and Chief Executive Officer.  Most recently, he served as an advisor to Covidien plc, a publicly traded global health care leader, in the role of 'Executive in Residence.'  From 2011 to 2014, Mr. Carnell served as Chairman, Chief Executive Officer and President of MyoScience, Inc., a commercial-stage medical device company which developed technology to target nerves for the treatment of pain, muscle disorders, aesthetic and other medical conditions.  From 2005 to 2011 Mr. Carnell was the Chief Operating Officer of Solta Medical, Inc., a publicly held medical aesthetics company where he had responsibility for the Thermage and Fraxel Brands, led the integration of three strategic acquisitions and played a key role in Solta’s IPO in 2006.  During the period from 2002 to 2005 he was Vice President of Sales for the US Surgical Division of Bausch & Lomb Prior to 2002, Mr. Carnell held management positions with healthcare companies including Gambro Healthcare, Johnson & Johnson and Charleston Renal Care, LLC.  Mr. Carnell’s qualifications to serve on the Board include, among others, his extensive business, operations and sales experience, and his management and executive experience at publicly held medical device companies.

            Harold R. Wolcott has served as a director of Perseon since April 2009.  Mr. Wolcott also served as President of Perseon from April 2009 until his successor was appointed in November 2014.  Mr. Wolcott has 45 years of experience managing and growing newly-formed venture capital financed corporations as well as multi-million dollar medical device businesses with international operations.  He has a wide range of experience in the areas of product research, product engineering, manufacturing and plant management, as well as expertise in all aspects of sales and marketing, acquisition/integration, and the sale of medical device businesses.  Prior to joining Perseon, Mr. Wolcott served from 2006 through 2009 as President and Chief Operating Officer, and later, as Director of Dimicron Inc., a development stage medical company utilizing synthetic diamond for orthopedic applications.  From 2001 until 2005, Mr. Wolcott served as Chief Operating Officer and Director of Rubicon Medical, Inc., a company focusing on proprietary technology in embolic protection for interventional cardiology and interventional neurology.  Mr. Wolcott’s qualifications to serve on the Board include, among others, his extensive executive and operational management experience in the medical device business, his public company board experience, his knowledge of Perseon, and his service as President and a director of Perseon from April 2009 through November 2014.

Michael Nobel, Ph.D., has served as a director of Perseon since January 1998.  Dr. Nobel participated in the introduction of magnetic resonance imaging as European Vice President of Fonar Corp.  He is founder and trustee of the Nobel Sustainable Trust Foundation.  From 1991 to 2007, Dr. Nobel served as the Executive Chairman of the MRAB Group, a company providing diagnostic imaging services to Sweden.    From August 2005 until June 2008, Dr. Nobel served as a director of WorldSpace Corp.  He has also been a consultant to Unesco in Paris and the United Nations Social Affairs Division in Geneva.  Today, Dr. Nobel is chairman or board member of several international companies in medical diagnostics, treatment and information systems.  He is a guest professor at the Seisa University in Japan. In December 2012 Dr. Nobel was appointed a director of CytoDyn Inc. a public company traded on the OTCQB market. Dr. Nobel’s qualifications to serve on the Board include, among others, his extensive business and financial experience, his knowledge of Perseon, and his public company experience as a director of Perseon since 1998.

Steven G. Stewart has served as a director of Perseon since 2006.  From July 1998 through June 2013, Mr. Stewart served in several management positions at Headwaters, Inc. (a New York Stock Exchange company), including Director of Financial Affairs, Treasurer and as the Chief Financial Officer for approximately ten years before retiring on July 1, 2013.  Prior to joining Headwaters, Mr. Stewart served as a business assurance partner for PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP), and as an audit partner with Ernst & Young (formerly Arthur Young), including service as the Salt Lake City office Director of High Technology and Entrepreneurial Services.  Mr. Stewart’s qualifications to serve on the Board include, among others, his extensive business and financial experience, his experience as an executive finance officer of a public company, his knowledge of Perseon, and his public company experience both at Headwaters and as a director of Perseon since 2006.

Damian E. Dupuy, MD, was appointed a Director in April 2011.  Dr. Dupuy has been a Professor of Diagnostic Imaging at the Warren Alpert Medical School of Brown University since 2005, and has served as Director, Tumor Ablation, at Rhode Island Hospital in Providence, RI since 2001.  Dr. Dupuy, a fellow of the American College of Radiology, is a pioneer in the growing field of image guided tumor ablation, whereby various types of thermal devices destroy tumors by direct placement through the skin under image guidance.  Dr. Dupuy is internationally known for his pioneering clinical work in treating cancer patients who suffer from tumors of the lung, liver, kidney, head and neck, pelvis, adrenal and skeleton.  Dr. Dupuy has led two National Cancer Institute multi-center trials and currently is the Interventional Oncology Symposium Chair of the Radiological Society of North America.  Dr. Dupuy, who is a graduate of the University of Massachusetts, Amherst, and the University of Massachusetts Medical School, has published widely on a variety of specialized medical issues and is the recipient of numerous post-graduate honors and awards, including an American College of Radiology Imaging Network Publications Merit Award in 2010.  Dr. Dupuy’s qualifications to serve on the Board include, among others, his extensive medical and business experience, his knowledge of Perseon, and public company experience as a director of Perseon since April 2011.

COMPOSITION OF THE BOARD OF DIRECTORS

Our Board of Directors currently consists of six directors.  Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.  There are no family relationships among any of our directors, officers or key employees.

BOARD LEADERSHIP STRUCTURE

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in our best interests to make that determination based upon our position and direction, and the membership of the Board.  The Board has determined at this time that our Chairman should be an Independent Director rather than the Chief Executive Officer.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees.  Our Code of Ethics is available on our website (www.bsdmedical.com) on our corporate governance page of the investor section of our website.  We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer, or principal accounting officer) on our website.

AFFIRMATIVE DETERMINATIONS REGARDING DIRECTOR INDEPENDENCE

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined in the NASDAQ Stock Market Listing Standards: Timothy C. McQuay, Michael Nobel, Steven G. Stewart, and Damian E. Dupuy.

In this Proxy Statement, these four directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors held five meetings in the four month transition period ended December 31, 2014, and met six times during fiscal year 2014.  No director attended fewer than 75% of the meetings of the Board or any of the Board committees of which a director was a member.  In addition, on one occasion during the four month transition period ended December 31, 2014, and on one occasion during fiscal year 2014, the Board of Directors took action by unanimous written consents in lieu of a board meeting.  Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend and all but one director attended the last annual meeting.

The Board of Directors has formed an audit committee, a corporate governance and nominating committee and a compensation committee.  Copies of the charters of these committees are available on the corporate governance page of the investor section of our website (www.bsdmedical.com).

The Audit Committee.  The Audit Committee, which held one meeting in the four month transition period ended December 31, 2014, and four meetings during the fiscal year ended August 31, 2014, is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by the Board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.  The Board of Directors has adopted a written audit committee charter.

The members of the Audit Committee are Messrs. Stewart, Nobel and McQuay.  Mr. Stewart is currently serving as the audit committee chairman and financial expert (Audit Committee Financial Expert).  All members of the Audit Committee are Independent Directors.

The Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee, who held one meeting in the four month transition period ended December 31, 2014 and one meeting during the fiscal year ended August 31, 2014, is responsible for identifying qualified individuals to become Board members, determining the composition of the Board and its committees, monitoring and assessing Board effectiveness, and developing and implementing our corporate governance guidelines.  Additionally, the Corporate Governance and Nominating Committee recommends director nominees to our Board of Directors for the Board’s approval.  The Board of Directors has adopted a written corporate governance and nominating committee charter.

The members of the Corporate Governance and Nominating Committee are Messrs. Stewart, Nobel, McQuay and Dupuy.  All members of the Corporate Governance and Nominating Committee are Independent Directors.  Mr. McQuay is currently serving as the Corporate Governance and Nominating Committee chairman.

The Board of Directors does not have an express policy with regard to the consideration of any director candidates since the Board believes that its Corporate Governance and Nominating Committee can adequately evaluate nominees on a case-by-case basis.  The Board has not previously received any recommendations for director candidates from stockholders, and has not adopted a formal process for considering director candidates who may be recommended by stockholders.  However, the Company’s policy is to give due consideration to any and all such candidates, and in evaluating director nominees, the Corporate Governance and Nominating Committee considers the appropriate size of the Board, the needs of the Company, the skills and experience of its directors, and a candidate’s familiarity with our industry.  Although the Company does not have a formal diversity policy relating to the identification and evaluation of nominees for director, the Corporate Governance and Nominating Committee considers many criteria in identifying and selecting nominees, and in the future may establish additional minimum criteria for nominees.  A stockholder may submit a recommendation for director candidates to us at our corporate offices, to the attention of Clint Carnell.  We do not pay fees to any third parties to assist us in identifying potential nominees.

The Compensation Committee.  The members of the Compensation Committee are Messrs. Stewart, Nobel, and McQuay.   Mr. Boyd, who resigned as director in January 2015, was serving as the Compensation Committee chairman. A replacement has not yet been appointed.  All members of the Compensation Committee are Independent Directors.  Our Compensation Committee held one meeting in the four month transition period ended December 31, 2014, and met one time during the fiscal year ended August 31, 2014.  The Board of Directors has adopted a written compensation committee charter.  The Compensation Committee has responsibility for establishing and monitoring our executive compensation programs, and for making decisions regarding the compensation of our Named Executive Officers (as defined below).  The agenda for meetings of the Compensation Committee is determined by the Chairman of the Compensation Committee.  The Compensation Committee sets the compensation package of the Named Executive Officers and their annual bonus.  We have adopted our Third Amended and Restated 1998 Stock Incentive Plan which allows the Board of Directors to delegate to the CEO the authority to designate individuals to receive awards under the Plan and to designate the number and type of awards to be granted to the individuals so designated.  The Board did not delegate this authority to the CEO during the four month transition period ended December 31,2014.  For a further description of the Compensation Committee’s role, see “Executive Compensation” below.

BOARD ROLE IN RISK OVERSIGHT

Our Board of Directors is responsible for overseeing our management of risk.  The Board strives to effectively oversee our enterprise-wide risk management in a way that balances managing risks while enhancing the long-term value for the benefit of the stockholders.  The Board of Directors understands that its focus on effective risk oversight is critical to setting our tone and culture towards effective risk management.  To administer its oversight function, the Board seeks to understand our risk philosophy by having discussions with management to establish a mutual understanding of our overall appetite for risk.  Our Board of Directors maintains an active dialogue with management about existing risk management processes and how management identifies, assesses, and manages our most significant risk exposures.  Our Board expects frequent updates from management about our most significant risks so as to enable it to evaluate whether management is responding appropriately.

Our Board relies on each of its committees to help oversee the risk management responsibilities relating to the functions performed by such committees.  Our Audit Committee periodically discusses with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.  Our Compensation Committee helps the Board to identify our exposure to any risks potentially created by our compensation programs and practices.  Our Corporate Governance and Nominating Committee oversees risks relating to our corporate compliance programs and assists the Board and management in promoting an organizational culture that encourages commitment to ethical conduct and a commitment to compliance with the law.  Each of these committees is required to make regular reports of its actions and any recommendations to the Board, including recommendations to assist the Board with its overall risk oversight function.

COMMUNICATIONS WITH DIRECTORS

We have not adopted a formal process for stockholder communications with the Board.  We believe it is appropriate to not have a formal process for stockholder communications with the Board, because historically we have received such stockholder communications very infrequently.  Nevertheless, we have tried to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.  We believe our responsiveness to stockholder communications to the Board has been good.  A stockholder may submit any communication with directors to us at our corporate offices, to the attention of Clinton E. Carnell Jr.

EXECUTIVE OFFICERS

The names of our executive officers, their ages, and their respective business backgrounds are set forth below as of  March 6, 2015.  For information regarding Clinton E. Carnell Jr.’s background, please see his biographical description above under “Directors”.  There are no family relationships among any of our directors, officers or key employees.

Name	Age	Position

Clinton E. Carnell Jr.	45	President, Chief Executive Officer and Director
William S. Barth	64	Chief Financial Officer and Secretary
Benjamin Beckham	49	Vice President of Global Sales
Jennifer R. Hoglin	45	Vice President of Global Marketing
Todd H. Turnlund	48	Vice President of Research & Development

            William S. Barth commenced his employment with us on December 10, 2012, and assumed the duties of Chief Financial Officer and Corporate Secretary effective January 1, 2013.  Mr. Barth has an extensive history as chief financial officer for both publicly and privately held companies in the medical device and biotechnology industries.  From May 2011 until December 10, 2012, he has served as an independent corporate financial and strategic planning consultant.  From June 2008 to May 2011, he served as Sr. Vice President and Chief Financial Officer for Emphusion, LLC, a private-equity-owned Contract Research Organization (CRO) providing data management and bio-statistical analysis services for new drug and medical device development.  From January 2001 through April 2008, Mr. Barth was VP of Finance and CFO for NWT Inc. /Tandem Labs (Tandem), a privately owned CRO, providing advanced bio-analytical services in support of new drug development.  Mr. Barth was instrumental in the successful merger of Tandem with Laboratory Corporation of America in February 2008.  During the 20 years prior to his experience with Tandem, he served as CFO for 6 medical device companies, two of which were publicly owned.  During this time he played critical roles in completing several equity, debt and merger transactions.  Mr. Barth began his career in finance while serving as a staff accountant with Deloitte & Touche, an international accounting and consulting firm.

Ben Beckham was appointed as Vice President of North American Sales for Perseon Corporation effective February 16, 2015 and was recently named Vice President of Global Sales.  Mr. Beckham is an accomplished and performance-driven life sciences executive with over 20 years of experience in medical sales management and marketing.  Prior to joining Perseon, Mr. Beckham was Vice President of Sales, Americas for Solta Medical, a medical aesthetics company acquired by Valeant Pharmaceuticals International, Inc. in 2014.  At Solta, he was responsible for all commercial activity throughout North and South America.  Prior to Solta, Mr. Beckham served as Vice President, Sales and Marketing for Lifecore Biomedical, a leader in tissue biologics, dental implants and implantable grafting products. He has also held various sales leadership positions with companies such as Interpore International and GE Medical Systems.

Jennifer R. Hoglin joined the Company as Vice President of Global Marketing on February 17, 2015. Ms. Hoglin is an executive marketing professional with 20 years of experience in product, brand, and business development experience in primarily life sciences as well as multiple other industries.  Ms. Hoglin’s career spans key leadership roles in go-to-market and commercialization strategy and development, most recently as Vice President of Marketing at Catheter Connections Inc., a manufacturer of infection control products. Formerly as Senior Director of Global Marketing at Edwards Lifesciences, she led integral marketing efforts involving product portfolio development and global professional education teams, programs, and tactics.  Earlier she managed strategic marketing for Myriad Genetics Laboratories’ Preventive Care Business, and she has held various positions with CR Bard and 3M.  Ms. Hoglin holds an MBA from Washington University, St. Louis, MO and a BA from The Colorado College, Colorado Springs, CO.

Todd H. Turnlund was appointed Vice President of Research and Development (R&D) at Perseon in January 2015 after serving as the Vice President of Engineering since January 2010.  Mr. Turnlund has over 25 years of medical device experience with both medical device startups and Fortune 500 companies.  Since 2000 prior to joining Perseon, Mr. Turnlund served in various R&D management positions including Vice President of R&D at Precision Vascular Systems, Director of R&D at Boston Scientific, an independent engineering consultant, and Director of R&D at C.R. Bard.  Mr. Turnlund has a Mechanical Engineering Degree from the University of California at Santa Barbara and an MBA from Santa Clara University.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION 2014

Our Fourth Amended and Restated 1998 Director Stock Plan (“Director Stock Plan”) provides an annual retainer (“Annual Retainer”) in the amount of $60,000 to each non-employee director other than the Audit Committee Financial Expert, who is to receive $65,000.  Of the Annual Retainer, $30,000 is to be paid in cash to each such director, other than the Audit Committee Financial Expert, who is to receive $35,000 in cash (the “Cash Payment”).  The Cash Payment is payable in equal installments on May 1 and November 1 of each year in which each non-employee director continues to serve as a member of the Board.  Each non-employee director is to receive the balance of the Annual Retainer in the form of shares of common stock (the “Common Stock Payment”).  The portion of the annual retainer that is paid in common stock will be determined by reference to the fair market value of our common stock on the date of issuance.  The fair market value of the common stock will be determined by reference to the closing price, as reported by the NASDAQ Stock Market, of the common stock on May 1 of each year, the payment date of the Common Stock Payment.

 DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid by the Company to, or earned by, our non-employee directors for the four month transition period ended December 31, 2014.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(g)		(h)

Douglas P. Boyd	15,000	-	-	-		60,000
Damian E. Dupuy	15,000	-	-	-	(4)	78,360
Timothy C. McQuay	15,000	-	-	-		60,000
Michael Nobel	15,000	-	-	-		60,000
Gerhard W. Sennewald	15,000	-	-	-		60,000
Steven G. Stewart	17,500	-	-	-		65,000

(1)
Harold R. Wolcott served as a director in fiscal year 2014, but is omitted from the Director Compensation Table because of his status as a Named Executive Officer in the fiscal year ended August 31, 2014.  No additional remuneration was paid to Mr. Wolcott for his service as a director.

(2)
As partial compensation for services as a director, each non-employee director is issued fully vested shares of common stock in May of each  year, and is accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718.

(3)
There were no stock options granted to the non-employee directors during the four month transition period ended December 31, 2014.  As of December 31, 2014, each non-employee director had outstanding options for the following number of shares of Common Stock: Douglas P. Boyd, 115,000 shares; Timothy C. McQuay 47,457 shares; Michael Nobel, 135,000 shares; Gerhard W. Sennewald, 90,000 shares; and Steven G. Stewart, 106,368 shares.

(4)	Since 2007, Dr. Dupuy has served as a consultant to the Company. During the four month transition period ended December 31, 2014, no fees were paid to Dr. Dupuy under such consulting arrangement.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information regarding our executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section.  This discussion will focus on our objectives, principles, practices and decisions with regards to the compensation of Clinton E. Carnell Jr., President and Chief Executive Officer, Harold R. Wolcott, former President and Chief Executive Officer, and William S. Barth, Chief Financial Officer and Secretary, our named executive officers (“Named Executive Officers”) for the four month transition period ended December 31, 2014.

Executive Compensation Objectives and Principles

The overall objective of our executive compensation program is to help create long-term value for our stockholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our stockholders.  Accordingly, our executive compensation program incorporates the following principles:

•	Compensation should be based upon individual job responsibility, demonstrated leadership ability, management experience, individual performance, and Company performance.
•	Compensation should reflect the fair market value of the services received. We believe that a fair and competitive pay package is essential to attract and retain talented executives in key positions.
•	Compensation should reward executives for long-term strategic management and enhancement of stockholder value.
•	Compensation should reward performance and promote a performance oriented environment.

Executive Compensation Procedures

We believe that compensation paid to our executive officers should be closely aligned with our performance and the performance of each individual executive officer on both a short-term and a long-term basis, should be based upon the value each executive officer provides to us, and should be designed to assist us in attracting and retaining the best possible executive talent, which we believe is critical to our long-term success.  To attain our executive compensation objectives and implement the underlying compensation principles, we follow the procedures described below.

Role of the Compensation Committee.  The Compensation Committee has responsibility for establishing and monitoring our executive compensation programs and for making decisions regarding the compensation of our Named Executive Officers.  The agenda for meetings of the Compensation Committee is determined by the Chairman of the Compensation Committee.  The Compensation Committee sets the compensation package and annual bonus of the Named Executive Officers.   Our Chief Executive Officer recommends items to be considered by the Compensation Committee from time to time, including the compensation package for the other Named Executive Officers; and participates in meetings in which the compensation package of the other Named Executive Officers is discussed.

The Compensation Committee relies on its judgment in making compensation decisions after reviewing our performance and evaluating our executives’ leadership abilities and responsibilities with our Company and their current compensation arrangements.  The Compensation Committee assessment process is designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

At our 2015 annual meeting of stockholders, over 76% of the votes cast were in favor of our executive compensation program.  When designing our executive compensation program, the Compensation Committee considered, among other things, the 2015 voting results and other feedback we received from our stockholders and determined not to make any significant changes to the design of our executive compensation program.

Role of Compensation Consultant.  We have not engaged a compensation consultant since 2006.

Elements of Compensation

Our executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

•	Base Salary
•	Annual Incentive Bonuses
•	Stock-Based Compensation
•	Other Benefits

Base Salary.  The Compensation Committee approved the salaries of all our executive officers for the four month transition period ended December 31, 2014 and the fiscal year ended August 31, 2014.  Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation.  Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above.  First, salaries were competitively set relative to both other companies in the medical products industry and other comparable companies.  In determining the salaries for our executives in the fiscal year ended August 31, 2014, the Compensation Committee considered the compensation of some of the public companies in the biotechnology industry.  The Compensation Committee considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company.  In addition, internal equity among employees was factored into the decision.  Finally, the Compensation Committee considered our financial performance and our ability to absorb any increases in salaries.

Annual  Incentive Bonuses.  Annual incentive bonuses are designed to reward extraordinary performance by our executives.  For four month transition period ended December 31, 2014, and for the fiscal years ended August 31, 2014 and 2013, the Compensation Committee did not precisely define the parameters of a bonus program for the Named Executive Officers, and no bonuses were awarded to the Named Executive Officers.

Stock-Based Compensation.  Each Named Executive Officer is eligible to participate in the Stock Incentive Plan, which provides for the granting of stock options, stock appreciation rights, performance awards, other stock-based awards, and cash-based awards to selected employees, non-employees and directors.  Stock-based compensation is designed to more closely align the interests of management with those of our stockholders.  Historically, we have issued options pursuant to this incentive plan, and typically these options vest ratably over a term of up to 5 years as determined by the Compensation Committee.  Recent stock option grants vest over 3 years.  We do not have any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation.  Although we do not have any formal policy for determining the amount of stock options or the timing of our stock option grants, we have historically granted stock options to high-performing employees (i) in recognition of their individual achievements and contributions to our company, and (ii) in anticipation of their future service and achievements.  No stock options were granted to Mr. Wolcott or Mr. Barth during the four month transition period ended December 31, 2014, or for the year ended August 31, 2014.  In connection with his appointment as President and CEO of Perseon Corporation, we granted Mr. Carnell a non-statutory stock option to purchase 1,400,000 shares of our common stock that vests in three equal installments on the anniversary dates of his employment, has a ten year term, and an exercise price of $0.46 per share.

Other Benefits.  Our Named Executive Officers receive the same benefits that are available to all other full time employees, including the payment of health, dental, life and disability insurance premiums.

Deductibility of Executive Compensation

Internal Revenue Service (“IRS”) Code Section 162(m) limits the amount that we may deduct for compensation paid to our principal executive officer and to each of our three most highly compensated officers (other than our principal financial officer) to $1.0 million per person, unless certain exemption requirements are met.  Exemptions to this deductibility limit may be made for various forms of performance-based compensation.  In the past, annual salary and bonus compensation to our executive officers has not exceeded $1.0 million per person, so the compensation has been deductible.  In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1.0 million.  Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1.0 million cap on deductibility.  While the Compensation Committee cannot predict how the deductibility limit may impact our compensation program in future years, the Compensation Committee currently anticipates that it will generally maintain an approach to executive compensation that strongly links pay to performance.

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the IRS Code.  In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of IRS Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officers.

Material Issues Relating to Compensation for the Fiscal Year Ended August 31, 2014

On April 29, 2014, we announced that our President and Chief Executive Officer, Mr. Harold R. Wolcott, would relinquish his positions as President and Chief Executive Officer upon our hiring of a new President and Chief Executive Officer. Mr. Wolcott agreed to continue to serve on our Board of Directors and on the search committee responsible for finding our next Chief Executive Officer.

On April 28, 2014, we entered into a letter agreement with Mr. Wolcott, pursuant to which Mr. Wolcott would receive severance benefits that supersede the severance benefits Mr. Wolcott was previously entitled to receive under his employment agreement. Pursuant to the letter agreement, if Mr. Wolcott ceased to serve as our President and Chief Executive Officer for any reason (other than for cause), we would pay to Mr. Wolcott an amount equal to his current base salary, and the vesting of his equity awards would immediately vest and become exercisable. Notwithstanding the foregoing, if Mr. Wolcott voluntarily terminated his service with us without good reason before the first to occur of (1) the expiration of six months from the date of the letter agreement, or (2) the selection of a new Chief Executive Officer, then we would not be obligated to pay the severance benefits described in this paragraph.  A copy of the letter agreement is attached as Exhibit 10.1 to the BSD Medical Corporation Form 8-K filed April 29, 2014.

On November 10, 2014, we named Clinton E. Carnell Jr. as President and Chief Executive Officer.  In connection with his appointment, Mr. Carnell agreed on an annual base salary of $350,000, and an annual bonus of $150,000 for the first and second years of employment.  We also granted a non-statutory stock option to Mr. Carnell to purchase 1,400,000 shares of our common stock that vests in three equal installments on the anniversary dates of his employment, has a ten year term, and an exercise price of $0.46 per share.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and discussed the Compensation Discussion and Analysis with the Company’s management.  Based on such review and discussions with management, the Compensation Committee recommended to the Board that the foregoing Compensation Discussion and Analysis be included in this Proxy Statement.

COMPENSATION COMMITTEE

Steven G. Stewart
Michael Nobel
Timothy C. McQuay

Summary Compensation Table

 The table below summarizes the total compensation paid to or earned by each of the Named Executive Officers for services in all capacities to the Company and its affiliates for the four month transition period ended December 31, 2014, and for fiscal years ended August 31, 2014 and 2013.  References to the years in the table below represent the fiscal years ended August 31 of such year:

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total
(a)	(b)	(c)	(d)	(e)	(i)		(j)

Clinton E. Carnell Jr President	4 months ended Dec 31, 2014	$40,385	$-	$-	$-	(1)	$40,385

Harold R. Wolcott Former President	4 months ended Dec 31, 2014	$69,279	$-	$-	$39,448	(2)	$108,727
2014		275,000	-	-	13,449	(2)	288,449
2013		257,019	-	99,000	13,449		369,468

William S. Barth Chief Financial Officer	4 months ended Dec 31, 2014	$66,667	$-	$-	$12,185	(3)	$78,852
2014		200,000	-	-	12,340	(3)	212,340
2013		146,153	-	170,000	1,755		317,908

(1)	We did not make any benefits payments to, or on behalf of Mr. Carnell in the four month transition period ended December 31, 2014.
(2)
These amounts consist of: severance payments of $31,731, consulting payments of $4,168, medical insurance reimbursement of $3,014, life insurance premiums of $42, dental insurance premiums of $121, disability insurance premiums of $372 paid by us in the four month transition period ended December 31, 2014; and medical insurance reimbursement of $9,794, life insurance premiums of $122, dental insurance premiums of $483, disability insurance premiums of $2,050, and holiday payment of $1,000 paid by us in the fiscal year ended August 31, 2014.

(3)
These amounts consist of: medical insurance reimbursement of $10,308, life insurance premiums of $55, dental insurance premiums of $161, disability insurance premiums of $661, and holiday payment of $1,000 paid by us in the four month transition period ended December 31, 2014; and medical insurance reimbursement of $8,708, life insurance premiums of $166, dental insurance premiums of $483, disability insurance premiums of $1,983, and holiday payment of $1,000 paid by us in the fiscal year ended August 31, 2014.

Grants of Plan-Based Awards

There were no plan-based awards granted to the Company's Named Executive Officers in the four month transition period ended December 31, 2014, or in the fiscal year ended August 31, 2014.

Employment Agreements

On November 10, 2014, we named Clinton E. Carnell Jr. as President and Chief Executive Officer. We also appointed Mr. Carnell to the Board of Directors . Mr. Carnell succeeds Harold (Butch) R. Wolcott, who announced in April 2014 his intent to step down as President and Chief Executive Officer upon the hiring of a successor. Effective November 10, 2014 we entered into an employment agreement with Mr. Carnell, a copy of which was filed with our Report on Form 10-Q dated January 14, 2015.

In connection with his appointment, we entered into an offer letter agreement with Mr. Carnell providing for at-will employment for an indefinite term, an annual base salary of $350,000, an annual bonus of $150,000 for the first year of employment, and a bonus of $150,000, or a pro rata portion thereof, for the second year of employment. If we complete and close an equity offering in fiscal 2015 that generates at least $5 million in net proceeds, then we will engage a compensation consulting firm to conduct a study of compensation of chief executive officer’s in companies comparable to us, which study shall then be used to negotiate Mr. Carnell’s overall compensation after December 31, 2015. If we do not complete and close such an equity offering during 2015, then we will engage a compensation consulting firm in 2016 to negotiate Mr. Carnell’s salary after December, 2016.  The offer letter also provides that Mr. Carnell is eligible to participate in the employee benefit programs generally available to our executives.

In connection with Mr. Carnell’s appointment, on November 10, 2014, we issued an inducement equity award outside our Stock Incentive Plan in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4).  The grant is a non-statutory stock option to purchase 1,400,000 shares of our common stock. The grant was made as a component of Mr. Carnell’s employment compensation. The inducement grant was approved by the Compensation Committee of the Board of Directors, and was made as an inducement material to Mr. Carnell's acceptance of employment.  The stock option granted to Mr. Carnell has an exercise price of $0.46 per share, equal to the closing price of our common stock on November 10, 2014. The stock option has a ten year term and vests in three equal installments beginning with the first anniversary date on November 10, 2015.

There are no arrangements or understandings between Mr. Carnell and any other persons pursuant to which he was selected as President and Chief Executive Officer or appointed to the Board. There are also no family relationships between Mr. Carnell and any of our directors or executive officers.

On April 28, 2014, we entered into a letter agreement with our President and Chief Executive Officer, Mr. Harold R. Wolcott, to relinquish his positions as President and Chief Executive Officer upon  our hiring of a new President and Chief Executive Officer. Mr. Wolcott agreed to continue to serve on our Board of Directors and on the search committee responsible for finding our next Chief Executive Officer.

With the hiring of a new President and Chief Executive Officer effective November 10, 2014, and under the terms of the April 28, 2014 letter agreement and the May 22, 2013 employment agreement (together, the “Wolcott Agreements”) by and between Mr. Wolcott and the Company, we now are providing severance benefits to Mr. Wolcott.   These severance benefits include payments to Mr. Wolcott, over six months, of an amount equal to one year of his base salary at the time of termination, and immediate vesting of all options and incentive awards granted to Mr. Wolcott. The employment agreement also provides that, upon Mr. Wolcott’s termination, we agree to indemnify him for expenses associated with defending certain claims made against him as a result of his positions with the Company, and directors’ and officers’ liability insurance coverage for a period of six years following his termination.  These agreements also contain a confidentiality agreement, a one-year non-competition and non-solicitation agreement and a claw back provision that enables us to claw back any incentive-based compensation or other compensation from Mr. Wolcott if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

On November 7, 2014 we signed an agreement (“Consulting Agreement”), effective November 10, 2014, to engage Mr. Wolcott as an independent contractor to provide consulting.  These services will consist generally of transition services, development and maintenance of strategic business relationships, advice concerning product lines and personnel, and our general business efforts, as directed by our Chief Executive Officer and our Chairman of the Board of Directors. The term of the Consulting Agreement is for 24 months beginning November 10, 2014, with a provision to renew for an additional 12 month period unless either party cancels.  We will pay a retainer fee of $2,500 per month for up to 20 hours per month of time expended by Mr. Wolcott, and $125 per hour for documented hours in excess of 20 hours per month.  We will also reimburse Mr. Wolcott for actual, reasonable and documented out-of-pocket expenses incurred in connection with providing services to us.  Under this Consulting Agreement, stock options that have been granted to Mr. Wolcott will continue to vest and be exercisable, until 90 days after the expiration of the Consulting Agreement.  Mr. Wolcott will be allowed, at no cost to him, to receive benefits for the term of this Consulting Agreement, under our present employee benefit plans, to the extent permitted by the terms of such plans

On September 16, 2014, we entered into an employment agreement with Mr. Barth (the “Barth Agreement”).  The Barth Agreement memorializes the parties’ agreement with respect to Mr. Barth’s continued employment as our Chief Financial Officer.

The Barth Agreement provides that Mr. Barth’s base salary shall be $200,000, which base salary will be reviewed at least annually by the Compensation Committee of the Board of Directors, and the Board may increase (but not decrease) the base salary.  In addition to the base salary, Mr. Barth is entitled to participate in any annual incentive bonus programs and employee benefit plans adopted or maintained by the Company.  Mr. Barth is also eligible to participate in our Stock Incentive Plan.

We also agree to indemnify Mr. Barth for expenses associated with defending certain claims made against him as a result of his positions with the Company.  We also agreed to purchase directors’ and officers’ liability insurance providing coverage to Mr. Barth during the term of the Barth Agreement and for a period of six years following the termination of the Barth Agreement.

Under the Barth Agreement, if Mr. Barth is terminated by us other than for cause or if Mr. Barth resigns for good reason and if Mr. Barth complies with certain requirements, we must pay him an amount equal to his base salary for one year and he shall be entitled to receive all applicable employee benefits for one year following termination.  If the Barth Agreement is terminated for cause, Mr. Barth shall receive only the portion of his base salary that is due to him through the effective date of his termination.  If the Barth Agreement is terminated by reason of Mr. Barth’s death, his estate shall receive his salary through the end of the month in which he died plus all employee benefits due to him through the end of such month.

If a Change in Control (as defined in the Barth Agreement) occurs with respect to the Company, and during the six months immediately following the Change of Control, (i) we terminate Mr. Barth without cause; (ii) Mr. Barth terminates his employment with good reason; or (iii) Mr. Barth terminates but also agrees to continue serving as Chief Financial Officer for the longer of (a) six months and (b) until a new Chief Financial Officer is appointed, then in addition to the Severance Payment, all options or incentive awards granted to Mr. Barth will immediately vest and become exercisable for a period of 180 days following the termination.

The Barth Agreement also contains a confidentiality agreement, a one-year non-competition and non-solicitation agreement and a claw back provision that enables us to claw back any incentive-based compensation or other compensation from Mr. Barth if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

Outstanding Equity Awards as of December 31, 2014

The following table provides information on the holdings of Company stock options by the Named Executive Officers at the end of the four month period ended December 31, 2014.

Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Clinton E. Carnell Jr.	-	1,400,000	(1)	0.46	11/10/2024
Harold R. Wolcott	585,760	-		1.70	04/10/2019
Harold R. Wolcott	150,000	-		4.66	02/02/2021
Harold R. Wolcott	150,000	-		1.20	05/22/2023
William S. Barth	66,667	66,667	(1)	1.59	12/10/2022

(1)	Options vest in equal annual installments (33.3% each year) on the anniversary of the grant date.

Option Exercises and Stock Vested for the Four Month Period Ended December 31, 2014

The Named Executive Officers did not exercise any stock options during the four month period ended December 31, 2014.

Payments Upon Termination

The information below describes and quantifies certain payments or benefits that are, or would be payable to Named Executive Officers under employment agreements and our existing plans and programs in the event that either Named Executive Officer terminates employment us.  These benefits are in addition to benefits generally available to all of our salaried employees in connection with a termination of employment such as disability and life insurance benefits, the value of employee-paid group health plan continuation coverage under COBRA, to the extent permitted by such plans, and accrued vacation pay.

As discussed above under “Employment Agreements,” the Wolcott Agreements define the terms of certain severance payments and benefits that are due to Mr. Wolcott upon the termination of his employment with us.  Mr. Wolcott relinquished his position of President and Chief Executive Officer effective November 10, 2014, upon the hiring of Mr. Clinton E. Carnell Jr.  Mr. Wolcott agreed to continue to serve on our Board of Directors.

Under the provisions of the Wolcott Agreements, Mr. Wolcott will be provided a severance payment over six months, totaling $275,000, which equates to one year of his base salary at the time of termination. Under the terms of the Wolcott Agreements, all options and incentive awards granted to Mr. Wolcott immediately vested upon his termination, and he is entitled to receive all applicable employee benefits that are allowable under the respective benefit plans.

Under the terms of the Consulting Agreement discussed in “Employment Agreements” above, we will pay a $2,500 per month retainer fee to Mr. Wolcott for a period of 24 months, beginning November 10, 2014, for Mr. Wolcott to provide up to 20 hours per month of consulting services.   We also pay Mr. Wolcott $125 per hour for documented hours in excess of 20 hours per month, in addition to actual, reasonable and documented out-of-pocket expenses incurred in connection with providing services to us.

The information below describes the compensation that would be payable under Mr. Carnell’s and Mr. Barth’s employment agreements if their employment had been terminated on December 31, 2014, given their compensation and benefit levels as of such date, and if applicable, based on our closing stock price on that date.

	Carnell Termination ($)	Carnell Termination and Change of Control Stock Option Vesting Acceleration ($)	Barth Termination ($)	Barth Termination and Change of Control Stock Option Vesting Acceleration ($)

Severance Payment (1) (2)	350,000	350,000	200,000	200,000
Continuance of Benefits (3)	12,500	12,500	11,340	11,340
Deemed Exercise and Sale of Stock Option Shares (4)	-	-	-	-

Total	287,449	287,449	211,340	211,340

(1)	Mr. Carnell’s employment agreement provides for severance pay equal to Mr. Carnell’s current annual salary.
(2)	Mr. Barth’s employment agreement provides for severance pay equal to Mr. Barth’s current annual salary
(3)	Estimated cost to Perseon of applicable employee benefits for one year following termination (including medical insurance) provided for under employment agreements.
(4)	The deemed value received for the exercise and sale of in-the-money stock options is $0, based on the closing stock price of our common stock of $0.36 as of December 31, 2014.

On September 16, 2014, we entered into an employment agreement with Mr. Barth (the “Barth Agreement”) that provides that, if Mr. Barth is terminated by us other than for cause, or if Mr. Barth resigns for good reason and if Mr. Barth complies with certain requirements, we are obligated to pay him in one lump sum payment within thirty days following the effective date of the termination an amount equal to his base salary for one year (the “Severance Payment”) and he shall be entitled to receive all applicable employee benefits for one year following termination.  If the Barth Agreement is terminated for cause, Mr. Barth shall receive only the portion of his base salary that is due to him through the effective date of his termination.  If the Barth Agreement is terminated by reason of Mr. Barth’s death, his estate shall receive his salary through the end of the month in which he died plus all employee benefits due to him through the end of such month.

If a Change in Control (as defined in the Barth Agreement) occurs with respect to Perseon, and during the six months immediately following the Change of Control, (i) we terminate Mr. Barth without cause; (ii) Mr. Barth terminates his employment with good reason; or (iii) Mr. Barth terminates the Barth Agreement but also agrees to continue serving as Chief Financial Officer for the longer of (a) six months and (b) until a new Chief Financial Officer is appointed, then in addition to the Severance Payment, all options or incentive awards granted to Mr. Barth will immediately vest and become exercisable for a period of 180 days following the termination.

The Barth Agreement also contains a confidentiality agreement, and a one-year non-competition and non-solicitation agreement.  The Barth Agreement contains a claw back provision that enables us to claw back any incentive-based compensation or other compensation from Mr. Barth if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to beneficial ownership of our common stock as of March 6, 2015 for (i) each director, (ii) each holder of 5.0% or greater of our common stock, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Commission, and generally includes voting or investment power with respect to securities.  Shares subject to options that are exercisable within 60 days following March 6, 2015 are deemed to be outstanding and beneficially owned by the optionee or group of optionees for the purpose of computing share and percentage ownership of that optionee or group of optionees, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them.  The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares.  The percentage calculation of beneficial ownership is based on 39,689,209 shares of common stock outstanding as of March 6, 2015.  Except as otherwise noted, the address of each person listed on the following table is 2188 West 2200 South, Salt Lake City, Utah 84119.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent

5% of Greater Stockholders
Dr. Gerhard W. Sennewald(1)	6,483,226	16.3%
Officers and Directors
Dr. Michael Nobel(2)	469,545	1.2%
Steven G. Stewart(3)	246,368	*
Timothy C. McQuay(4)	180,836	*
Damian E. Dupuy, MD	69,330	*
Harold R. Wolcott(5)	898,260	2.2%
William S. Barth(6)	153,333	*
Clinton E. Carnell Jr. (7)	-	-

All Executive Officers and Directors as a Group (10 persons)(8)	2,244,089	5.4%

* Less than 1%

(1)	Includes 90,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 6, 2015. Dr. Sennewald resigned as a director on February 4, 2015
(2)	Includes 115,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 6, 2015.
(3)	Includes 106,368 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 6, 2015.
(4)	Includes 47,457 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 6, 2015.
(5)
Includes 885,760 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 6, 2015.  Mr. Wolcott resigned his positions as President and Chief Executive Officer effective November 10, 2014.

(6)	Includes 133,333 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 6, 2015.
(7)	Mr. Carnell was appointed Chief Executive Officer and President, effective November 10, 2014.
(8)	Includes 1,509,585 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 6, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,873,586	$2.92	1,969,130
Equity compensation plans not approved by security holders (2)	1,400,000	$0.46	-
Total	5,273,586	$2.23	1,969,130

(1)	A total of 8,087,300 shares of common stock have been reserved for issuance under the plans. To date, a total of 2,216,561 options have been exercised under the plans.
(2)	An inducement grant was made to Clinton E. Carnell Jr. on November 10, 2014.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the four month period ended December 31, 2014 all reporting persons complied with all applicable filing requirements

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since September 1, 2012, there has not been, nor is there any proposed transaction in which we were or will be a party or in which we were or will be a participant, involving an amount that exceeded or will exceed $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any director, executive officer, beneficial owner of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions which are described below.

Dr. Sennewald Medizintechnik GmbH.  Perseon supplies hyperthermia therapy systems and related component parts to Dr. Sennewald Medizintechnik GmbH and its affiliate BSD BioSystems Design, S.A. (“Medizintechnik”) located in Munich, Germany, which is a significant distributor of Perseon’s products in Europe.  Medizintechnik purchases equipment, which it installs, and component parts to service the Perseon hyperthermia therapy systems that Medizintechnik sells to its customers in Europe.  For the four month transition period ended December 31, 2014 and the fiscal years ended August 31, 2014 and 2013, Perseon had revenue of  $463,423, $419,549 and $99,896, respectively, from the sale of systems and various component parts sold to Medizintechnik.  As of December 31, 2014, August 31, 2014 and 2013, accounts receivable from Medizintechnik were $13,471, $8,322 and $24,201, respectively . Perseon received $320,000 from Medizintechnik in the four month period ending December 31, 2014 for partial payment of a BSD-2000 shipped and installed.

Dr. Gerhard W. Sennewald, one of Perseon’s former directors and a significant stockholders, is the President and Chief Executive Officer of Medizintechnik and its sole stockholder.  Management believes the terms of the transactions with Medizintechnik and BSD BioSystems Design, S.A. were arms-length and fair to us.

We do not have a formal written process for reviewing related person transactions.  We expect that the Audit Committee will review for potential conflict of interest situations, on an ongoing basis, any future proposed transaction, or series of transactions, with related persons, and either approve or disapprove each reviewed transaction or series of related transactions with related persons.

AFFIRMATIVE DETERMINATIONS REGARDING DIRECTOR INDEPENDENCE

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined in the NASDAQ Stock Market Listing Standards: Timothy C. McQuay, Michael Nobel, Steven G. Stewart, and Damian E. Dupuy.  These four directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stockholders have ratified the selection of Tanner LLC as our independent registered public accountants for 2015.  Tanner LLC audited the Company’s financial statements for the four month period ended December 31, 2014, and for the fiscal years ended August 31, 2014 and 2013.
`
The Board or Audit Committee, in their discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year we determine that such change would be in our best interest and the best interest of our stockholders.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table presents fees for professional services rendered by Tanner LLC for the audit of our annual financial statements for the four month period ended December 31, 2014, and for the fiscal years ended August 31, 2014 and 2013, and fees billed for other services rendered by Tanner LLC during those periods.

	Four Months Ended December 31, 2014	Fiscal Year Ended August 31, 2014	Fiscal Year Ended August 31, 2013

Audit Fees (1)	$55,000	$94,100	$83,700
Audit Related Fees (2)	-	16,500	10,800
Tax Fees (3)	14,250	13,900	14,300
All Other Fees	-	-	-
Total	$69,250	$124,500	$108,800

(1)
Audit Fees consist of fees billed for the audit of our annual financial statements included in Form 10-K and services in connection with our various statutory and regulatory filings.  Audit fees also include fees related to the reviews of interim financial information included in Forms 10-Q.

(2)
Audit Related Fees consist of fees billed for consent or comfort letter procedures performed in conjunction with the filing of registration statements or completing financial transactions during the respective fiscal periods.

(3)	Tax Fees consist of fees for the preparation of federal and state income tax returns.

PRE-APPROVAL POLICIES

The Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent auditors and subsequently reviewed the actual fees and expenses paid to Tanner LLC.  The Audit Committee has determined that the fees paid to Tanner LLC for services are compatible with maintaining Tanner LLC’s independence as our auditors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our audited financial statements with our management and has discussed with Tanner LLC the matters required to be discussed by Statements of Auditing Standards No. 16, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Audit Committee has received the written disclosures and the letter from Tanner LLC required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountant’s communications with the Audit Committee concerning independence, and has discussed with Tanner LLC its independence from us.

Based on its review, the Audit Committee recommended to the Board of Directors that the audited financial statements for the four month period ended December 31, 2014 be included in our Transition Report on Form 10-K for the four month period ended December 31, 2014, which was filed on March 27, 2015.

Submitted by:

Steven G. Stewart
Michael Nobel
Timothy C. McQuay

Members of the Audit Committee

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

10.7*
Consulting  Agreement, dated November 7, 2014,  by and between BSD Medical Corporation and Harold R. Wolcott.  Incorporated by reference to Exhibit 10.7 to the BSD Medical Corporation Form 10-K, filed November 13, 2014.

10.8*	Stock Option Grant by Company to Clinton E. Carnell Jr., dated November 10, 2014. Incorporated by reference to Exhibit 10.8 to the BSD Medical Corporation Form 10-K, filed November 13, 2014.

10.9*	BSD Medical Corporation Fourth Amended and Restated 1998 Director Stock Plan. Incorporated by reference to Appendix A of the BSD Medical Corporation Schedule 14A, filed December 28, 2009.

10.10*	BSD Medical Corporation Third Amended and Restated 1998 Stock Incentive Plan. Incorporated by reference to Appendix B of the BSD Medical Corporation Schedule 14A, filed December 28, 2009.

10.11*	BSD Medical Corporation Form of Employee Stock Option Grant. Incorporated by reference to Exhibit 10.7 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.

10.12*	BSD Medical Corporation Form of Director Stock Option Grant. Incorporated by reference to Exhibit 10.8 to BSD Medical Corporation’s Annual Report on Form 10-K filed November 14, 2008.

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

10.17*
Employment Agreement with effective date of November 10, 2014 between the Company and Clinton E. Carnell Jr.  Incorporated by reference to Exhibit 10.1 to the BSD Medical Corporation’s Form 10-Q filed January 14, 2015.

10.18*	Employment Agreement with effective date of February 16, 2015 between the Company and Benjamin Beckham.

10.19*	Employment Agreement with effective date February 16, 2015 between the Company and Todd H. Turnlund.

10.20*	Employment Agreement with effective date February 17, 2015 between the Company and Jen Hoglin.

10.21	Promissory Note dated February 24, 2015

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Perseon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Perseon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer attached pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer of Perseon pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

PERSEON CORPORATION

Date: March 30 , 2015	By: /s/ Clinton E. Carnell Jr. .
Clinton E. Carnell Jr.
President, Chief Executive Officer and Member of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30 , 2015	By: /s/ Clinton E. Carnell Jr. .
Clinton E. Carnell Jr.
President, Chief Executive Officer and Member of the Board of Directors
(principal executive officer)

Date: March 30 , 2015	By /s/ William S. Barth .
William S. Barth
Chief Financial Officer (principal financial and accounting officer)

Date: March 30 , 2015	By: /s/ Timothy C. McQuay .
Timothy C. McQuay
Chairman of the Board of Directors

Date: March 30 , 2015	By /s/ Harold R. Wolcott .
Harold R. Wolcott
Member of the Board of Directors

Date: March 30 , 2015	By: /s/ Steven G. Stewart
Steven G. Stewart
Member of the Board of Directors

Date: March 30 , 2015	By: /s/ Michael Nobel .
Dr. Michael Nobel
Member of the Board of Directors

Date: March 30 , 2015	By: /s/ Damian E. Dupuy .
Dr. Damian E. Dupuy
Member of the Board of Directors

PERSEON CORPORATION
(Formerly BSD Medical Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Perseon Corporation

We have audited the accompanying balance sheets of Perseon Corporation (the Company) as of December 31, 2014, August 31, 2014 and August 31, 2013, and the related statements of comprehensive loss, stockholders’ equity and cash flows for the four month period ended December 31, 2014 and for the years ended August 31, 2014 and 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting as of December 31, 2014.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perseon Corporation as of December 31, 2014 and August 31, 2014 and 2013, and the results of its operations and its cash flows for the four month period ended December 31, 2014 and for the years ended August 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LLC

Salt Lake City, Utah
March 30 , 2015

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Balance Sheets

ASSETS	December 31, 2014	August 31, 2014	August 31, 2013
Current assets:
Cash and cash equivalents	$5,594,578	$8,130,416	$9,450,528
Accounts receivable, net of allowance for doubtful accounts of $20,000	275,072	366,887	899,969
Related party trade accounts receivable, net	13,471	8,322	24,201
Inventories, net	1,775,648	2,329,189	2,445,770
Other current assets	86,583	146,319	200,028
Total current assets	7,745,352	10,981,133	13,020,496

Property and equipment, net	1,140,871	1,267,661	1,319,880

	$8,886,223	$12,248,794	$14,340,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$598,466	$548,897	$521,417
Accrued liabilities	1,105,152	866,528	573,880
Note payable	-	33,279	-
Customer deposits	41,667	41,781	317,480
Deferred revenue – current portion	54,218	96,043	730,593
Total current liabilities	1,799,503	1,586,528	2,143,370

Deferred revenue – net of current portion	-	-	53,115

Total liabilities	1,799,503	1,586,528	2,196,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 39,713,540, 39,713,540 and 34,006,202 shares issued, respectively	39,714	39,714	34,007
Additional paid-in capital	63,587,400	63,394,556	57,739,056
Treasury stock, 24,331 shares at cost	(234)	(234)	(234)
Accumulated deficit	(56,540,160)	(52,771,770)	(45,628,938)
Total stockholders’ equity	7,086,720	10,662,266	12,143,891

	$8,886,223	$12,248,794	$14,340,376

See accompanying notes to financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Statements of Comprehensive Loss

	Four Months Ended December 31,		Years Ended August 31,
	2014	2013	2014	2013
		(Unaudited)
Revenues:
Sales	$526,585	$1,572,376	$4,544,204	$3,274,796
Sales to related parties	463,423	16,686	419,549	99,896
Equipment rental	125,900	95,200	364,600	298,600
Total revenues	1,115,908	1,684,262	5,328,353	3,673,292

Cost of revenues:
Cost of sales	334,455	795,034	2,563,921	2,161,967
Cost of related party sales	257,125	7,654	313,156	87,694
Cost of equipment rental	3,929	3,929	11,788	11,788
Total cost of revenues	595,509	806,617	2,888,865	2,261,449

Gross margin	520,399	877,645	2,439,488	1,411,843

Operating costs and expenses:
Research and development	627,769	701,549	2,229,043	2,281,854
Selling, general and administrative	2,819,205	2,237,057	7,308,643	7,403,273
Impairment of inventory and other assets	805,000	50,000	50,000	-
Total operating costs and expenses	4,251,974	2,988,606	9,587,686	9,685,127

Loss from operations	(3,731,575)	(2,110,961)	(7,148,198)	(8,273,284)

Other income (expense):
Interest income	5,672	8,167	22,491	32,225
Other income (expense)	(42,487)	(3,847)	(15,125)	(8,694)
Total other income (expense)	(36,815)	4,320	7,366	23,531

Loss before income taxes	(3,768,390)	(2,106,641)	(7,140,832)	(8,249,753)

Income tax provision	-	-	(2,000)	(1,938)

Net loss and comprehensive loss	$(3,768,390)	$(2,106,641)	$(7,142,832)	$(8,251,691)

Net loss per common share:
Basic	$(0.09)	$(0.06)	$(0.20)	$(0.26)
Diluted	$(0.09)	$(0.06)	$(0.20)	$(0.26)

Weighted average number of shares outstanding:
Basic	39,689,000	34,006,000	34,967,000	31,414,000
Diluted	39,689,000	34,006,000	34,967,000	31,414,000

See accompanying notes to financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Statements of Stockholders’ Equity
Years Ended August 31, 2014 and 2013 and Four Months Ended December 31, 2014

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount

Balance, September 1, 2012	29,777,522	$29,778	$51,845,035	24,331	$(234)	$(37,377,247)	$14,497,332
Common stock issued for:
Services	163,638	164	179,838	-	-	-	180,002
Cash, net of offering costs of $416,565	4,065,042	4,065	4,579,372	-	-	-	4,583,437
Stock-based compensation	-	-	1,134,811	-	-	-	1,1,34,811
Net loss	-	-	-	-	-	(8,251,691)	(8,251,691)
Balance, August 31, 2013	34,006,202	34,007	57,739,056	24,331	(234)	(45,628,938)	12,143,891
Common stock issued for:
Services	160,716	161	179,839	-	-	-	180,000
Cash, net of offering costs of $638,488	5,546,622	5,546	4,631,033	-	-	-	4,636,579
Stock-based compensation	-	-	844,628	-	-	-	844,628
Net loss	-	-	-	-	-	(7,142,832)	(7,142,832)
Balance, August 31, 2014	39,713,540	39,714	63,394,556	24,331	(234)	(52,771,770)	10,662,266
Stock-based compensation	-	-	192,844	-	-	-	192,844
Net loss	-	-	-	-	-	(3,768,390)	(3,768,390)
Balance, December 31, 2014	39,713,540	$39,714	$63,587,400	24,331	$(234)	$(56,540,160)	$7,086,720

See accompanying notes to financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Statements of Cash Flows

	Four Months Ended December 31,		Years Ended August 31,
	2014	2013	2014	2013
		(Unaudited)
Cash flows from operating activities:
Net loss	$(3,768,390)	$(2,106,641)	$(7,142,832)	$(8,251,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,280	40,364	125,824	132,153
Stock issued for services	-	-	180,000	180,002
Stock-based compensation	192,844	284,167	844,628	1,134,811
Loss (gain) on disposition of assets	33,827	-	(30)	-
Impairment of inventory and other assets	805,000	50,000	50,000
Decrease (increase) in:
Receivables	(33,334)	95,124	548,961	(601,326)
Inventories	(46,459)	(328,517)	66,581	(41,813)
Other current assets	59,736	51,881	53,709	(79,959)
Increase (decrease) in:
Accounts payable	49,569	(57,272)	27,480	325,663
Accrued liabilities	238,624	(84,323)	292,648	149,182
Customer deposits	(114)	95,347	(275,699)	292,500
Deferred revenue	(41,825)	(46,237)	(687,665)	560,423
Net cash used in operating activities	(2,467,242)	(2,006,107)	(5,916,395)	(6,200,055)

Cash flows from investing activities:
Purchase of property and equipment	(35,317)	(21,330)	(75,599)	(35,362)
Proceeds from disposition of assets	-	-	2,025	-
Net cash (used in) investing activities	(35,317)	(21,330)	(73,574)	(35,362)

Cash flows from financing activities:
Net proceeds from the sale of common stock	-	-	4,636,579	4,583,437
Proceeds from note payable	-	-	74,052	-
Payments on note payable	(33,279)	-	(40,774)	-
Net cash provided by financing activities	(33,279)	-	4,669,857	4,583,437

Net increase (decrease) in cash and cash equivalents	(2,535,838)	(2,027,437)	(1,320,112)	(1,651,980)
Cash and cash equivalents, beginning of period	8,130,416	9,450,528	9,450,528	11,102,508

Cash and cash equivalents, end of period	$5,594,578	$7,423,091	$8,130,416	$9,450,528

See accompanying notes to financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Notes to Financial Statements

Note 1:  Organization and Significant Accounting Policies

Organization and Business – Perseon Corporation, formerly BSD Medical Corporation, (the “Company”) was incorporated in the State of Delaware on July 3, 1986.  In February 2015, we changed the name of the Company to Perseon Corporation.  We are a life sciences company that develops, manufactures, markets and services groundbreaking medical systems to treat cancer using heat therapy.  Our MicroThermX® microwave ablation system employs precision-guided microwave energy to ablate diseased soft tissue.  We have developed extensive intellectual property and distribute our products in the United States, Europe and Asia.

Financial Reporting Period – We have changed our fiscal year end for financial reporting from August 31 to December 31, effective for the four months ended December 31, 2014.  The financial information for the four months ended December 31, 2013 provided for comparative purposes is unaudited.  All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our results of operations and our cash flows for the four months ended December 31, 2013 have been included.  The results of operations for the four months ended December 31, 2014 may not be indicative of the results for our fiscal year ending December 31, 2015.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.  As of December 31, 2014 and August 31, 2014, we had $25,000 in a restricted bank account.

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

Inventories – Parts and supplies inventories are stated at the lower of cost or market.  Cost is determined using the average cost method.  Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $750,000 as of December 31, 2014, $150,000 as of August 31, 2014, and $100,000 as of August 31, 2013.

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

Warranty Reserve – We provide limited warranties to our customers for products sold.  Estimated future warranty obligations are accrued each period.  As of December 31, 2014, August 31, 2014 and August 31, 2013, the accrued warranty reserve was $65,102, $75,728 and $50,968, respectively.  During the four months ended December 31, 2014, total warranty expense was $13,410.  During the fiscal years ended August 31, 2014 and 2013, total warranty expense was $41,471 and $80,276, respectively.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Options and warrants to purchase 14,989,224 shares of common stock at prices ranging from $0.44 to $7.95 were excluded from the calculation of diluted earnings per share for the four months ended December 31, 2014 because their effect was anti-dilutive.  Options and warrants to purchase 13,720,225 and 9,669,878 shares of common stock at prices ranging from $0.99 to $7.95 were excluded from the calculation of diluted earnings per share for the years ended August 31, 2014 and 2013, respectively, because their effect was anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the four months ended December 31, 2014 and 2013 and the years ended August 31, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

Revenue Recognition – We recognize revenue from the sale of medical systems, disposable devices related to the systems, parts, and accessories, and equipment rental, training, and service support contracts.  Our revenues consisted of the following:

	Four Months Ended December 31,		Years Ended August 31,
	2014	2013	2014	2013

Product sales	$470,875	$986,900	$3,019,525	$1,934,826
Disposable devices	409,787	501,565	1,568,481	1,109,750
Service contracts and other	109,346	100,597	375,747	330,116
Equipment rental	125,900	95,200	364,600	298,600

Total	$1,115,908	$1,684,262	$5,328,353	$3,673,292

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

Deferred revenue and customer deposits include amounts from service contracts as well as cash received for the sales of products that have not been shipped.

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

Advertising and Promotion – Advertising and promotion costs, which are principally included in sales expenses, are expensed as incurred.  Advertising and promotion expense was $56,504 for the four months ended December 31, 2014, and $206,099 and $205,442 for the years ended August 31, 2014 and 2013, respectively.

Shipping and Handling – We bill our customers for shipping and handling charges, which are included in net sales.  The cost of corresponding shipping and handling expense is reported in cost of sales.

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

Note 2:  Liquidity

As of December 31, 2014, we had cash and cash equivalents of $5,594,578, and total current assets of $7,745,352.   We do not believe these resources will be sufficient to fully execute our current strategy through at least December 31, 2015.  Our current strategy involves significant efforts to expand sales of our MicroThermX product.  To become profitable we will need to significantly increase the revenues we receive from sales of our MicroThermX products.  We do not expect that sales of the MicroThermX products will increase sufficiently to cover our total costs of operations in 2015.  We believe additional funding will be required during 2015.

If we are unable to raise sufficient additional funds in 2015, we will need to significantly reduce our expenses, and evaluate other business arrangements, including collaborative arrangements, partnerships, or sale of assets, to allow continued operations.  Significantly reducing our expenses would negatively affect our efforts to expand our marketing and sales presence, our research and development programs, and our ability to hire and retain qualified personnel.

Note 3:  Detail of Certain Balance Sheet Accounts

Details of certain balance sheet accounts are as follows:

	December 31,	August 31,
	2014	2014	2013

Accounts receivable:

Trade receivables – non-related party	$293,182	$364,170	$890,985
Other receivables	1,890	22,717	28,984
Allowance for doubtful accounts	(20,000)	(20,000)	(20,000)

	$275,072	$366,887	$899,969

Inventories:

Parts and supplies	$1,004,164	$1,369,960	$1,353,614
Work-in-process	951,519	880,751	990,668
Finished goods	569,965	228,478	201,488
Reserve for obsolete inventories	(750,000)	(150,000)	(100,000)

	$1,775,648	$2,329,189	$2,445,770

Accrued liabilities:

Warranty reserve	$65,102	$75,728	$50,968
Training and installation reserve	2,038	4,716	5,528
Accrued taxes payable	50,462	59,745	44,677
Payroll, commissions, legal and other	987,550	726,339	472,707

	$1,105,152	$866,528	$573,880

Note 4:  Property and Equipment

Property and equipment consist of the following:

	December 31,	August 31,
	2014	2014	2013

Equipment	$1,503,845	$1,468,528	$1,401,811
Rental equipment	58,940	58,940	58,940
Furniture and fixtures	303,226	303,226	300,061
Building improvements	-	54,736	54,736
Building (held for sale)	956,000	956,000	956,000
Land (held for sale)	244,000	244,000	244,000

	3,066,011	3,085,430	3,015,548
Less equipment impairment	(85,000)	-	-
Less accumulated depreciation	(1,840,140)	(1,817,769)	(1,695,668)

	$1,140,871	$1,267,661	$1,319,880

Depreciation expense totaled $43,280 for the four months ended December 31, 2014 and totaled $125,824 and $128,121 for the years ended August 31, 2014 and 2013, respectively.

Note 5:  Impairment

In 2014, our Board of Directors determined that it is in the best interest of Perseon shareholders to divest of our assets related to the hyperthermia product line    In connection with our plans to either sell or divest the assets related to the hyperthermia product line, we analyzed the carrying value and estimated net realizable value of inventory and other assets related to the hyperthermia product line as of December 31, 2014.  As a result of this analysis, during the four months ended December 31, 2014, we recorded an impairment charge of $805,000 for inventory, equipment, and other assets related to the hyperthermia product line.  These impairment expenses are the result of our assessment of the decrease in the estimated realizable value associated with assets related to the hyperthermia product line.  The inventory reserve was also increased by $50,000 in the corresponding year ended August 31, 2014, to recognize a portion of the devaluation of inventory related to the hyperthermia product line.

Note 6:  Patents

Patent costs are expense as incurred.  In prior years we had certain patents recorded net of accumulated amortization.  The patents were being amortized on a straight-line basis over their estimated legal life, up to a period of 17 years.  Amortization expense was $0 for the four months ended December 31, 2014, and was $0 and $4,032 for the years ended August 31, 2014 and 2013, respectively.

Note 7:  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of December 31, 2014, August 31, 2014 and 2013, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.

Shelf Registration Statements

On October 1, 2009, a universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million (the “2009 Shelf Registration Statement”).  We completed four stock offerings utilizing the universal shelf registration statement during calendar year 2010, and we received total net proceeds of approximately $19.2 million, including proceeds from the exercise of warrants issued in the stock offerings.

On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million (the “2012 Shelf Registration Statement”).  On October 11, 2012, the 2012 Shelf Registration Statement was declared effective by the SEC.  We have completed two stock offerings utilizing the 2012 Shelf Registration Statement from April 2013 through December 31, 2014, and we received total net proceeds of approximately $9.0 million from these offerings, as more fully described below.  We may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

The April 2013 Offering was completed using the 2012 Shelf Registration Statement, pursuant to a prospectus supplement filed with the SEC.

May 2014 Offering

On May 9, 2014, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”).  Under this sales agreement, we could issue and sell from time to time, up to $8,000,000 of common stock.  These shares are registered under the 2012 Shelf Registration Statement .  MLV would act as sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices.  The Agreement provided that our common shares would be sold at market prices prevailing at the time of the sale of our common stock, at no discount to market and no warrants attached.  We were not obligated to make any sales under the sales agreement.  We paid MLV a commission rate of 3.0% of the gross proceeds from the sale of common stock sold through MLV as sales agent under the sales agreement, reimbursed MLV for certain expenses incurred in connection with entering into the sales agreement, and provided MLV with customary indemnification rights. The full terms and text of the sales agreement was filed by the Company on a Current Report on Form 8-K on May 9, 2014.  Through June 22, 2014, the Company sold 46,622 shares of common stock at an average price per share of $1.074, for gross proceeds of $50,068.  The ATM Agreement was terminated on June 22, 2014.

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

Under the Purchase Agreement, the Company has agreed with each of the purchasers that, subject to certain exceptions, it will not, within the 75 days following the closing of the June Offering enter into any agreement to issue or announce the issuance or proposed issuance of any securities.  The Company also agreed with each of the purchasers that for a period of four years from the date of the Purchase Agreement, the Company will not affect or enter into an agreement to affect a “Variable Rate Transaction,” which means a transaction in which it:

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

Warrants

A summary of the outstanding warrants issued in our stock offerings as of December 31, 2014 and August 31, 2014 and changes during the four months ended December 31, 2014 and the year ended August 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contract Term (Years)

Outstanding as of August 31, 2013	5,457,305	$2.93	-
Granted	4,400,000	1.10	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding as of August 31, 2014	9,857,305	$2.11	4.02
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding as of December 31, 2014	9,857,305	$2.11	3.69

Exercisable as of December 31, 2014	5,457,305	$2.93	2.62

Note 8:  Deferred Revenue

We have entered into certain service contracts and other agreements for which we have received payment in advance.  We recognize these revenues over the life of the agreements.

As of December 31, 2014, August 31, 2014 and August 31, 2013, we had deferred revenue of $54,218, $96,043 and $783,708, respectively.

Note 9:  Major Customers and Foreign Sales

During the four months ended December 31, 2014, we had sales to two foreign customers totaling 41.53% and 11.30% of total revenues.  During the year ended August 31, 2014, we had sales to two foreign customers totaling 23.46% and 22.92% of total revenues.  During the year ended August 31, 2013, we had sales to one customer totaling 30.36% of total revenues.

Export sales were $630,857 in the four months ended December 31, 2014, and $3,381,563 and $1,470,619 in the years ended August 31 2014 and 2013, respectively.

During the four months ended December 31, 2014, export sales to Germany and Belgium combined were approximately 53%.   During fiscal year 2014, export sales to Taiwan and Belgium combined were approximately 46% of total sales.  During fiscal year 2013, export sales to Belgium and Germany combined were approximately 30%.

As of December 31, 2014, the highest account receivable due from one customer was 36% of total accounts receivable.  As of August 31, 2014, the highest account receivable due from one customer was approximately 68% of total accounts receivable.  As of August 31, 2013, the highest account receivable due from one customer was approximately 72% of total accounts receivable.

Note 10:  Related Party Transactions

We had sales of $463,423 during the four months ended December 31, 2014, and $419,549 and $99,896 during the years ended August 31, 2014 and 2013, respectively, to entities controlled by a significant stockholder and member of the Board of Directors.  These related party transactions represent approximately 42%, 8% and 3% of total sales for each respective period.

As of December 31, 2014, August 31, 2014 and August 31, 2013, receivables include $13,471, $8,322 and $24,201, respectively, from these related parties.

Note 11:  Income Taxes

The income tax provision of $2,000 and $1,938 for the years ended August 31, 2014 and 2013, respectively, is comprised of a current provision for state income taxes.

The income tax (provision) benefit differs from the amount computed at federal statutory rates as follows:

	Four Months Ended December 31,	Years Ended August 31,
	2014	2014	2013

Income tax benefit at federal statutory rate	$1,281,000	$2,428,000	$2,805,000
Stock-based compensation	(66,000)	(287,000)	(335,000)
State income taxes, net of federal benefit	124,000	236,000	272,000
Research and development credit	33,000	99,000	106,000
Valuation allowance	(1,360,000)	(2,480,000)	(2,905,000)
Other	(12,000)	2,000	55,062

	$-	$(2,000)	$(1,938)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,	August 31,
	2014	2014	2013
Current Asset:
Accruals and reserves	$73,000	$62,000	$26,000
Deferred revenue	18,000	33,000	266,000
Inventories	298,000	90,000	68,000
Valuation allowance	(389,000)	(185,000)	(360,000)

	$-	$-	$-
Long-Term Asset (Liability):
Deferred compensation	$601,000	$601,000	$601,000
Research and development and other tax credits	1,929,000	1,896,000	1,804,000
Net operating loss carryforwards - federal	12,951,000	13,938,000	11,380,000
Net operating loss carryforwards - state	2,079,000	-	-
Depreciation and amortization	39,000	8,000	3,000
Valuation allowance	(17,599,000)	(16,443,000)	(13,788,000)

	$-	$-	$-

The ultimate realization of the deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of December 31, 2014, we recorded a valuation allowance of $389,000 against current deferred tax assets, and a valuation allowance of $17,599,000 against net long-term deferred tax assets.  The increase in the valuation allowance for the four months ended December 31, 2014 relates primarily to our operating losses.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

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

As of December 31, 2014, we had a net operating loss carryforward available to offset future taxable income of approximately $40,701,000, which will begin to expire in 2029.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the four months ended December 31, 2014 and 2013 and the years ended August 31, 2014 and 2013, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of comprehensive loss in other income (expense).  As of December 31, 2014, August 31, 2014 and August 31, 2013, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  U.S. federal income tax returns from the year ended August 31, 2011 through the period ended December 31, 2014 are subject to examination.

Note 12:  Stock-Based Compensation

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Four Months Ended December 31,	Years Ended August 31,
	2014	2014	2013

Cost of sales	$11,776	$61,427	$67,119
Research and development	32,349	183,371	212,569
Selling, general and administrative	148,719	599,830	855,123

Total	$192,844	$844,628	$1,134,811

During the four months ended December 31, 2014, we granted a total of 1,450,000 stock options to employees with exercise prices ranging from $0.44 to $0.51 per share and with one third vesting each year for the next three years.  The weighted average estimated grant-date fair value per share of these stock options was $0.22, and our assumptions used in the Black-Scholes valuation model to determine this estimated fair value are shown below:

Expected volatility	62.96%
Expected dividends	0.00%
Expected term	7.24 Years
Risk-free interest rate	2.07%

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

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.15 years is approximately $1,078,000 as of December 31, 2014.

A summary of the time-based stock option awards as of as of December 31, 2014 and August 31, 2014 and changes during the four months ended December 31, 2014 and the year ended August 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of September 1, 2013	4,212,573	$2.85
Granted	127,000	1.19
Exercised	-	-
Forfeited or expired	(476,653)	2.18

Outstanding as of August 31, 2014	3,862,920	2.88	6.32	$-
Granted	1,450,000	0.46
Exercised	-	-
Forfeited or expired	(181,001)	1.54

Outstanding as of December 31, 2014	5,131,919	$2.25	7.03	$-
Exercisable as of December 31, 23014	2,953,586	$3.30	5.31	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.36 as of December 31, 2014, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 13:  Supplemental Cash Flow Information

We paid no amount for interest during the four months ended December 31, 2014 and the years ended August 31, 2014 and 2013.  We paid no amount for income taxes during the four months ended December 31, 2014.  During the years ended August 31, 2014 and 2013 we paid $2,000 and $1,938 for income taxes.

We had no non-cash financing and investing activities during the four months ended December 31, 2014 and the years ended August 31, 2014 and 2013.

Note 14:  Commitments and Contingencies

Employment Agreement - CEO

On January 9, 2015, we entered into an Employment Agreement (“CEO Agreement”) with Clinton E. Carnell Jr., our President and Chief Executive Officer (“CEO”).  The CEO Agreement confirms the appointment as President and CEO, and service as a member of  the Company’s Board of Directors, and sets the CEO’s annual base salary at $350,000, with a review at least annually by the Compensation Committee of the Board of Directors.  The CEO Agreement provides for an annual bonus of $150,000 for the first year of employment, and a bonus of $150,000, or a pro rata portion thereof, for the second year of employment.  If the Company completes and closes in fiscal year 2015 an equity offering that generates to the Company at least $5.0 million in net proceeds, then the Company will engage a compensation consulting firm to conduct a study of compensation of CEO’s in companies comparable to the Company, which study shall then be used to negotiate Mr. Carnell’s overall compensation after December 31, 2015.  If the Company does not complete and close such an equity offering in 2015, then the Company shall engage a compensation consulting firm in 2016 to negotiate Mr. Carnell’s salary after December 31, 2016.  The CEO Agreement also provides an award of a nonqualified stock option to purchase 1,400,000 shares of common stock at a price per share of $0.46, the closing price of the Company’s common stock on November 10, 2014, the date the option was granted.  The options will vest at one-third each year on the anniversaries of the grant.  Under the CEO Agreement the CEO is entitled to participate in all employee benefit plans, practices and programs maintained by the Company for its employees.  Additional provisions of the CEO Agreement include indemnification for expenses associated with defending certain claims made against the CEO as a result of his position with the Company, and directors’ and officers’ liability insurance providing coverage during the term of the CEO Agreement and for a period of six years following the termination of the CEO Agreement.  The CEO Agreement also provides that if he is terminated by the Company other than for cause, or if he resigns for good reason and complies with certain requirements, the Company is obligated to pay him an amount equal to his base salary (the “CEO Severance Payment”) and provide employee benefits for two years following termination.  If the CEO Agreement is terminated for cause, he shall receive only the portion of his base salary that is due to him through the effective date of his termination.  If the CEO Agreement is terminated by reason of his death, his estate shall receive his salary through the end of the month in which he died plus all employee benefits due to him through the end of such month.   If a Change in Control (as defined in the CEO Agreement) occurs with respect to the Company, and during the six months immediately following the Change of Control, (i) the Company terminates him without cause; or (ii) he terminates his employment with good reason, then in addition to the CEO Severance Payment, all options or incentive awards granted to him will immediately vest and become exercisable for a period of 180 days following the termination.  The CEO Agreement also contains a confidentiality agreement, and a one-year non-competition and non-solicitation agreement.  The CEO Agreement contains a claw back provision that enables the Company to claw back any incentive-based compensation or other compensation from him if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

The Company’s former President and CEO, Mr. Harold R. Wolcott, relinquished his positions as President and CEO upon the Company’s hiring of its new President and CEO.  Mr. Wolcott will continue to serve on the Company’s board of directors.  On April 28, 2014, the Company entered into a letter agreement with Mr. Wolcott, pursuant to which Mr. Wolcott will receive severance benefits that supersede the severance benefits Mr. Wolcott was previously entitled to receive under his employment agreement.  Pursuant to the letter agreement, upon Mr. Wolcott ceasing to serve as President and CEO of the Company for any reason (other than for cause), the Company will pay to Mr. Wolcott an amount equal to his current base salary, and the vesting of his equity awards will immediately vest and become exercisable.  On November 10, 2014, the Company entered into a consulting agreement with Mr. Wolcott, who resigned as President and CEO effective November 10, 2014.

Employment Agreement – CFO

On September 16, 2014, the Company entered into an employment agreement (the “CFO Agreement”) with its Chief Financial Officer (“CFO”).  The CFO Agreement provides that his base salary shall be $200,000, to be reviewed at least annually by the Compensation Committee of the Board of Directors. The CFO Agreement provides that the CFO is entitled to participate in any annual incentive bonus programs, employee benefit plans adopted or maintained by the Company, and the Company’s Stock Incentive Plan.  Additional provisions of the CFO Agreement include indemnification for expenses associated with defending certain claims made against the CFO as a result of his position with the Company, and directors’ and officers’ liability insurance providing coverage during the term of the CFO Agreement and for a period of six years following the termination of the CFO Agreement.  If the CFO is terminated by the Company other than for cause, or resigns for good reason, and complies with certain requirements, the Company is obligated to pay him an amount equal to his base salary (the “CFO Severance Payment”) and provide employee benefits for one year following termination.  If the CFO Agreement is terminated for cause, he shall receive only the portion of his base salary that is due to him through the effective date of his termination.  If the CFO Agreement is terminated by reason of his death, his estate shall receive his salary through the end of the month in which he died plus all employee benefits due to him through the end of such month.  If a Change in Control (as defined in the CFO Agreement) occurs with respect to the Company, and during the six months immediately following the Change of Control, (i) the Company terminates him without cause; (ii) he terminates his employment with good reason; or (iii) he terminates the CFO Agreement but also agrees to continue serving as CFO for the longer of (a) six months and (b) until a new CFO is appointed, then in addition to the CFO Severance Payment, all options or incentive awards granted to him will immediately vest and become exercisable for a period of 180 days following the termination.  The CFO Agreement also contains a confidentiality agreement, and a one-year non-competition and non-solicitation agreement.  The CFO Agreement contains a claw back provision that enables the Company to claw back any incentive-based compensation or other compensation from him if required by any law, government regulation, stock exchange listing requirement, or Company policy adopted as required by such law, government regulation, or stock exchange listing requirement.

Employment Agreement – CTO

On December 19, 2014, the Company terminated, without cause, the employment of its Chief Technical Officer (“CTO”).  Under the terms of an employment agreement dated November 2, 1988, the Company is obligated to provide severance pay for a one-year period, which pay includes an extension of all rights, privileges and benefits as an employee (including medical insurance).  The one-year severance pay shall be equal to the CTO’s average annual salary for the 12-month period immediately prior to the termination.  The terms of the employment agreement also require us to pay the CTO for accrued, unused vacation at the time of termination, and include a non-competition covenant prohibiting him from competing with us for one year following his termination.  We may continue the non-competition period for up to four additional years by notifying the CTO in writing and by continuing the severance payments for the additional years during which the non-competition period is extended.

Note 15:  Recent Accounting Pronouncements

No new accounting pronouncements were adopted during the four months ended December 31, 2014 that had a material impact on our financial statements.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We have not yet determined how our financial statements will be affected by the adoption of ASU 2014-09.

Note 16:  Subsequent Events

On January 15, 2015, the Company entered into an employment agreement with its Clinton E. Carnell, Jr., to serve as President and Chief Executive Officer.

Effective February 16, 2015, the Company entered into an employment agreement with Benjamin Beckham to serve as Vice President of North American Sales.

Effective February 16, 2015, the Company entered into an employment agreement with Todd Turnlund to serve as Vice President of Research and Development.

Effective February 17, 2015, the Company entered into an employment agreement with Jen Hoglin to serve as Vice President of Global Marketing.

Effective February 20, 2015, Perseon Corporation amended its certificate of incorporation to change its legal corporate name to “Perseon Corporation” from “BSD Medical Corporation.”   The name change was effected pursuant to Section 242 of the Delaware General Corporation Law (the “DGCL”).  Under the DGCL, the amendment to the Company’s certificate of incorporation to effect the name change did not require stockholder approval.

On February 24, 2015, the Company executed a promissory note with an asset lender, in the amount of $750,000.   The note is secured by the Company’s headquarters and manufacturing facility.  During the one year term of the note, monthly payments of interest only at Prime Rate plus 6.0% are required, with the principal due on February 24, 2016.

The Company has evaluated other events occurring after the date of our accompanying balance sheets through the date of the filing of this Transition Report on Form 10-K.  No other material subsequent events requiring adjustment to our accompanying financial statements were identified.