Form 10-Q
period 2015-03-31
Perseon Corp
filed 2015-05-14
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, there were 40,163,107 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

PERSEON CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Balance Sheets
(Unaudited)
ASSETS	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$3,560,193	$5,594,578
Accounts receivable, net of allowance for doubtful accounts of $66,480 and $140,000, respectively	794,575	275,072
Related party trade accounts receivable	2,269	13,471
Inventories, net	1,268,254	1,775,648
Other current assets	259,799	86,583
Total current assets	5,885,090	7,745,352

Property and equipment, net	1,204,734	1,140,871

	$7,089,824	$8,886,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,015,861	$598,466
Accrued liabilities	856,512	1,105,152
Notes payable, net of discount	846,790	-
Customer deposits	19,825	41,667
Deferred revenue	-	54,218
Total current liabilities	2,738,988	1,799,503

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 39,713,540 shares issued	39,714	39,714
Additional paid-in capital	63,723,103	63,587,400
Treasury stock, 24,331 shares at cost	(234)	(234)
Accumulated deficit	(59,411,747)	(56,540,160)
Total stockholders’ equity	4,350,836	7,086,720

	$7,089,824	$8,886,223

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Sales	$1,064,094	$1,443,142
Sales to related parties	11,232	12,492
Equipment rental	81,300	79,900

Total revenues	1,156,626	1,535,534

Cost of revenues:
Cost of sales	788,105	847,647
Cost of related party sales	6,668	7,964
Cost of equipment rental	1,965	2,947

Total cost of revenues	796,738	858,558

Gross margin	359,888	676,976

Operating costs and expenses:
Research and development	496,635	521,264
Selling, general and administrative	2,721,864	1,715,281

Total operating costs and expenses	3,218,499	2,236,545

Loss from operations	(2,858,611)	(1,559,569)

Other income (expense):
Interest income (expense), net	(3,856)	4,874
Other expense, net	(9,120)	(2,699)

Total other income (expense)	(12,976)	2,175

Loss before income taxes	(2,871,587)	(1,557,394)

Income tax benefit	-	-

Net loss and comprehensive loss	$(2,871,587)	$(1,557,394)

Net loss per common share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)

Weighted average number of shares outstanding:
Basic	39,689,000	33,982,000
Diluted	39,689,000	33,982,000

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,871,587)	$(1,557,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,577	31,599
Stock-based compensation	135,703	206,513
(Gain) loss on disposition of property and equipment	2,590	(67)
Amortization of debt discount	2,209	-
Decrease (increase) in:
Receivables	(508,301)	145,941
Inventories	507,394	231,142
Other current assets	(173,216)	(50,547)
Increase (decrease) in:
Accounts payable	417,395	(135,539)
Accrued liabilities	(248,640)	126,143
Customer deposits	(21,842)	(91,897)
Deferred revenue	(54,218)	(38,571)

Net cash used in operating activities	(2,782,936)	(1,132,677)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	-	2,025
Purchase of property and equipment	(96,030)	(22,657)

Net cash used in investing activities	(96,030)	(20,632)

Cash flows from financing activities:
Proceeds from notes payable, net	844,581	82,465

Net cash provided by financing activities	844,581	82,465

Net decrease in cash and cash equivalents	(2,034,385)	(1,070,844)
Cash and cash equivalents, beginning of period	5,594,578	7,423,091

Cash and cash equivalents, end of period	$3,560,193	$6,352,247

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of Perseon Corporation, formerly BSD Medical Corporation, (the “Company”) as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited, and the condensed balance sheet as of December 31, 2014 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of March 31, 2015 and December 31, 2014 and the related unaudited condensed statements of operations and of cash flows for the three months ended March 31, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the period ended December 31, 2014.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of March 31, 2015 and December 31, 2014 and our results of operations and our cash flows for the three months ended March 31, 2015 and 2014 have been included.  The results of operations for the three months ended March 31, 2015 may not be indicative of the results for our fiscal year ending December 31, 2015.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Effective February 17, 2015, Perseon Corporation amended its certificate of incorporation to change its legal corporate name to “Perseon Corporation” from “BSD Medical Corporation.”

Note 2.  Liquidity

As of March 31, 2015, we had cash and cash equivalents of $3,560,193, and total current assets of $5,885,090.   We do not believe these resources will be sufficient to fully execute our current strategy through at least December 31, 2015.  Our current strategy involves significant efforts to expand sales of our MicroThermX products.  To become profitable we will need to significantly increase the revenues we receive from sales of our MicroThermX products.  We do not expect that sales of MicroThermX products will increase sufficiently to cover our total costs of operations in 2015.  We believe additional funding will be required during 2015.

On April 23, 2015 we filed a registration statement on Form S-1 with the SEC to raise additional capital.  No assurance can be given that such offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder.

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

Note 3.  Inventories

Inventories consisted of the following:

	March 31, 2015	December 31, 2014

Parts and supplies	$553,081	$1,004,164
Work-in-process	241,645	951,519
Finished goods	518,999	569,965
Reserve for obsolete inventory	(45,471)	(750,000)

Inventories, net	$1,268,254	$1,775,648

Note 4.  Property and Equipment

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014

Equipment	$770,312	$1,503,845
Furniture and fixtures	20,379	303,226
Building (held for sale)	956,000	956,000
Land (held for sale)	244,000	244,000
Rental equipment	-	58,940

	1,990,691	3,066,011
Less equipment impairment	-	(85,000)
Less accumulated depreciation	(785,957)	(1,840,140)

Property and equipment, net	$1,204,734	$1,140,871

Note 5.  Notes Payable

Included in notes payable at March 31, 2015 is a promissory note with an asset lender dated February 24, 2015 with a principal balance of $750,000.  The note is secured by the Company’s headquarters and manufacturing facility.  During the one-year term of the note, monthly payments of interest only at Prime Rate plus 6% are required, with the principal due on February 24, 2016.  The note is recorded net of discount of $24,303 at March 31, 2015, which consists of debt issuance costs deferred and amortized over the life of the loan.

Also included in notes payable at March 31, 2015 is an unsecured finance agreement note with a principal balance of $121,093, payable in monthly installments of $11,277, including interest at 4.85%, through February 2016.

Note 6.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of March 31, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.   At March 31, 2015 the Company had 39,689,209 shares outstanding.

Shelf Registration Statement

On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million. On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.    We may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  Since the effective date of the shelf registration, we have successfully sold securities in two separate registered direct offerings utilizing this shelf registration statement.

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of March 31, 2015, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at December 31, 2014	9,857,305	$2.11
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding as of March 31, 2015	9,857,305	$2.11	3.44
Exercisable as of March 31, 2015	9,857,305	$2.11	3.44

Note 7.  Net Loss Per Common Share

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

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months ended March 31, 2015 and 2014 because the effect would be anti-dilutive.  As of March 31, 2015, we had outstanding options and warrants to purchase a total of 15,149,223 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 8.   Related Party Transactions

During the three months ended March 31, 2015 and 2014, we had sales of $11,232 and $12,492, respectively, to entities controlled by a significant stockholder and former member of the Board of Directors.  These related party transactions represent approximately 1% of total sales for each respective three-month period.

As of March 31, 2015 and December 31, 2014, receivables included $2,269 and $13,471, respectively, from these related parties.

Note 9.  Stock-Based Compensation

Our Third Amended and Restated 1998 Stock Incentive Plan (“Plan”) authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company.  The Plan, as amended, provides for the granting of options for an aggregate 6,337,300 shares.  The options vest subject to management’s discretion.

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

As of March 31, 2015, we had approximately 1,809,131 shares of common stock reserved for future issuance under these stock incentive plans.  Also, in connection with our appointment of a Chief Executive Officer in November 2014, we issued an inducement equity award in the form of a non-statutory stock option to purchase 1,400,000 shares of the Company’s stock.  This grant was outside the Company’s stock incentive plans, and was in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4).

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended March 31,
	2015	2014

Cost of sales	$6,857	$15,312
Research and development	14,743	45,641
Selling, general and administrative	114,103	145,560

Total	$135,703	$206,513

During the three months ended March 31, 2015, we granted employees a total of 400,000 stock options at an exercise price of $0.36 per share, with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $0.18, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value were as follows:

Expected volatility	65.45%
Expected dividends	0%
Expected term	7.24 years
Risk-free interest rate	1.95%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.02 years is approximately $974,000 as of March 31, 2015.

A summary of the time-based stock option awards as of March 31, 2015, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	5,131,919	$2.25	7.03
Granted	400,000	0.36
Exercised	-	-
Forfeited or expired	(240,001)	2.27

Outstanding at March 31, 2015	5,291,918	$2.10	6.47	$20,000

Exercisable at March 31, 2015	2,896,918	$3.28	4.09	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $0.41 as of March 31, 2015, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 10.  Supplemental Cash Flow Information

We paid no amounts for income taxes during the three months ended March 31, 2015 and 2014.

We paid $4,240 and $0 for interest during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, we had no non-cash financing and investing activities.

Note 11.  Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under this new standard, debt issuance costs reported on our balance sheet are shown as a direct deduction from the related debt liability rather than as an asset.  This ASU is effective January 1, 2016, with early adoption permitted.  Retrospective application to prior periods is required.   We adopted the ASU effective January 1, 2015, with the only impact being the classification of certain amounts within our balance sheet and no impact on our results of operations.  Prior periods were not impacted by the adoption of the ASU.

Note 12.  Subsequent Events

Sale of Hyperthermia Assets

On April 1, 2015, the Company sold the assets associated with its hyperthermia cancer treatment systems, including among other assets, certain contracts, inventory, intellectual property, and permits (the “Acquired Assets”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with Pyrexar Medical Inc., a Nevada corporation (the “Buyer”).  As consideration for the Acquired Assets, the Company received (i) 19.9% of the Series A Preferred Stock of Buyer (the “Preferred Stock”) and (ii) a percentage of the gross revenues the Buyer receives from its future sales of hyperthermia cancer treatment systems.  The Buyer also assumed certain liabilities associated with the Acquired Assets.

The Purchase Agreement contains customary representations, warranties and covenants of the Company and the Buyer. Subject to certain limitations, the Company has agreed to indemnify the Buyer for breaches of representations, warranties, covenants and retained liabilities.  The Purchase Agreement also provides that the parties shall enter into a lease agreement, pursuant to which the Company will lease to the Buyer a portion of the Company’s facility at 2188 West 2200 South, Salt Lake City.  Base Rent under the lease agreement is set at approximately $96,660 per year.

Each share of Preferred Stock the Company received is convertible into one share of common stock of Buyer subject to adjustment in the event of stock splits, stock dividends and other similar events, and the Company received voting rights equal to those of holders of Buyer’s common stock. The Company is also entitled to cumulative annual dividends of $0.015 per share commencing April 1, 2016. In the event of certain liquidation events, we are entitled to receive, prior to any distribution to holders of other shares of capital stock of Buyer, a liquidation preference of approximately $2 million. Buyer is prohibited without the Company’s consent from authorizing, creating or issuing any other equity security having priority over the Preferred Stock.

Two former directors of the Company, Dr. Gerhard W. Sennewald and Douglas P. Boyd have a financial interest in Buyer and both are also members of Buyer’s board of directors.  In light of the Company’s relationship with Buyer, the Company received a fairness opinion from Houlihan Valuation Advisors that the consideration it received for the Acquired Assets is fair to the Company from a financial perspective.   See “Shareholder Claim” below.

Executive Officer

Effective April 1, 2015, we entered into an employment agreement with Brian A, Meltzer, M.D., to serve as our Chief Medical Officer and Vice President of Business Development.

Reverse Split of Common Stock

We held a special meeting of stockholders on May 12, 2015 to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effectuate a reverse split of its issued and outstanding shares of common stock at a ratio of between 1-for-6 and 1-for-12, inclusive, which ratio will be selected at the sole discretion of the Board of Directors of the Company at any whole number in the above range, with any fractional shares that would otherwise be issued as a result of the reverse split being rounded up to the nearest whole share (the “Reverse Stock Split”); provided, that the Board of Directors may abandon the Reverse Stock Split in its sole discretion.

Over 76% of the outstanding shares voted, and the stockholders voted to approve the amendment, with the results of the voting as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
24,026,870	6,006,589	151,847	—

Shareholder Claim

As previously disclosed, legal counsel for Perseon received a demand letter dated October 3, 2014 and a draft complaint from a single shareholder.  The draft complaint alleged that the Company (and certain current and former officers and directors) had issued false or misleading press releases, and that the Company had improperly raised capital in ways that diluted existing shareholders.

The Company’s Board of Directors engaged special legal counsel experienced in securities matters and litigation to assist the Board of Directors in conducting an independent investigation of these allegations. The independent investigation has been completed.  Based on the investigation, the Board of Directors determined that there has been no misconduct by the Company or the named defendants.

On April 27, 2015 this shareholder filed a formal complaint in the U.S. District Court for the District of Delaware. The complaint alleges that from November 2010 through October 2014, Perseon issued various press releases and public statements which omitted certain material facts related to Perseon’s revenue and sales, thereby misrepresenting the true financial condition of Perseon.  In particular, the complaint alleges that Perseon’s press releases “tout[ed] impressive revenue figures and purported sales” when “in reality Perseon was floundering and unable to cover its operating costs, including significant executive compensation.”  The complaint also alleges that Perseon “chose to issue additional securities at below-market prices in an effort to fund operating expenses,” rather than “raise capital through debt transactions or other methods,” and that three offerings cited in the complaint resulted in “the dilution of existing shareholder positions.”

Perseon believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Overview

Perseon Corporation, formerly BSD Medical Corporation, (the “Company”), was incorporated in the State of Delaware on July 3, 1986.  In February 2015, we changed the name of the Company to Perseon Corporation.  We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused microwave and radiofrequency (“RF”) energy.  Our business objectives are to continue to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a complete solution for thermal treatment of cancer.  We have developed extensive intellectual property and distribute our products in the United States, Europe and Asia.

As part of our recently announced corporate realignment and re-branding which included our new corporate name, Perseon, we plan to focus our efforts on our flagship product, MicroThermX®, (“MicroThermX”) ablation system that employs precision-guided energy to ablate diseased soft tissue.

Historically, our product offerings have included hyperthermia cancer treatment systems. On April 1, 2015, we sold the assets associated with our hyperthermia cancer treatment systems, including among other assets, certain contracts, inventory, intellectual property, and permits (the “Hyperthermia Assets”) pursuant to an Asset Purchase Agreement (the “Hyperthermia Purchase Agreement”) with Pyrexar Medical Inc. (“Pyrexar”). As consideration for the Hyperthermia Assets, we received (i) 19.9% of the Series A Preferred Stock of Pyrexar and (ii) a percentage of the gross revenues Pyrexar receives from its future sales of hyperthermia cancer treatment systems. Pyrexar also assumed certain liabilities associated with the Hyperthermia Assets.  With the sale of the Hyperthermia Assets we will focus our resources on expanding and commercializing our ablation product line.

Our thermal ablation product line includes systems that have been strategically designed to offer minimally invasive thermal energy therapy for treating cancerous tumors.  Studies have shown that ablation therapy effectively addresses and even kills certain cancerous tumors on a minimally invasive basis. Thermal ablation usually refers to heat treatments delivered at temperatures above 55°C for short periods of time.  Thermal ablation is used to destroy local tumors using a short intense focus of heat on a specific area.

Current and future cancer treatment sites for our systems may include cancers of the prostate, breast, head, neck, bladder, cervix, colon/rectum, ovaries, esophagus, liver, kidney, brain, bone, stomach and lung.  In addition to these market opportunities, we believe that our technology has application for a number of other medical purposes in addition to treating cancer.

We recognize revenues from the sale of our ablation cancer treatment systems and related parts and accessories (collectively, product sales).  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX systems.  Information regarding our revenues, assets, and results of our operations is contained in our financial statements and notes thereto.

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

We recently changed our fiscal year end for financial reporting from August 31, to December 31, effective for the four months ended December 31, 2014.

Results of Operations

Fluctuation in Operating Results

Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter.  Revenue may fluctuate as a result of factors relating to the demand and market acceptance for our ablation systems and related component parts and services, world-wide economic conditions, availability of financing for our customers, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments, insurance reimbursement and other matters.  In addition, our revenues in the future will not be comparable to prior periods as a result of our sale of the hyperthermia product line. Since May 2013, a significant part of our MicroThermX product’s revenue has come from sales into Europe, to our distribution partner, Terumo.   Terumo has recently expressed an interest in modifying the terms of this agreement. We cannot yet determine the impact this may have on our future sales.  Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development, and selling, general and administrative expenses associated with our potential growth.  For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

Revenues

We recognize revenue from the sale of our ablation cancer treatment systems and related parts and accessories (collectively, system sales), the sale of disposable devices used with our systems, training, service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX systems.

Our revenues consisted of the following:

	Three Months Ended March 31,
	2015	2014

Systems - MicroThermX	$218,125	$257,625
Disposable devices - MicroThermX	417,521	423,632
Equipment rental - MicroThermX	71,400	70,000
Other	2,333	4,056
Hyperthermia sales	447,247	780,221

Total	$1,156,626	$1,535,534

Revenues reported in the above table in ‘hyperthermia sales’ include systems, disposable devices, equipment rental and service revenue that is hyperthermia related.  Total revenues were $1,156,626 for the first quarter ended March 31, 2015, compared to total revenues of $1,535,534 for the three months ended March 31, 2014. The decrease in revenue is directly attributable to a decrease in hyperthermia sales.  Revenues recognized from hyperthermia sales have historically fluctuated significantly.

At times, we have derived a significant portion of our revenues from hyperthermia sales to related parties.  All of our related party revenue results from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH or its affiliate BSD BioSystems Design, S.A. (“Medizintechnik”).  Dr. Sennewald, one of our significant stockholders and a former director, is a stockholder, executive officer and a director of Medizintechnik.  We derived $11,232, or approximately 1%, of our total revenue in the three months ended March 31, 2015 from hyperthermia sales to related parties, compared to $12,492, or approximately 1%, in the three months ended March 31, 2014.

The following tables summarize the sources of our revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Non-Related Parties

Systems - MicroThermX	$218,125	$257,625
Disposable devices – MicroThermX	417,521	423,632
Equipment rental – MicroThermX	71,400	70,000
Other	2,333	4,056
Hyperthermia sales	436,015	767,729

Total	$1,145,394	$1,523,042

	Three Months Ended March 31,
	2015	2014
Related Parties
Hyperthermia sales	$11,232	$12,492

Cost of Revenues

Cost of sales includes raw materials, labor and allocated overhead costs.  We calculate and report cost of sales separately for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales in the past has fluctuated widely from period to period depending on the mix of sales for the period and the type and configuration of hyperthermia systems sold, if any, during the period.  Total cost of revenues for the three months ended March 31, 2015 was $796,738 compared to $858,558 for the three months ended March 31, 2014, a decrease of $61,820, or approximately 7%.  This decrease resulted primarily from the decrease in system sales, but included higher than expected costs of production on hyperthermia systems completed and sold in the three month period ended March 31, 2015.

Gross Margin

Our gross margin and gross margin percentage has fluctuated from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold, if any, during the period.  Our total gross margin was $359,888, or approximately 31% of total revenues, for the three months ended March 31, 2015, and $676,976, or approximately 44%, for the three months ended March 31, 2014.  The decrease in gross margin and gross margin percentage in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 resulted primarily from higher than expected costs to produce the hyperthermia systems completed and sold in the three months ended March 31, 2015, as discussed above.  With costs on these hyperthermia systems being higher than the selling prices, a negative gross margin resulted.  As sales volume decreases, we are less able to fully absorb certain fixed operating costs that are included in cost of sales, thus decreasing our gross profit percentage.  These low and/or negative gross margins are not expected to reoccur, following our April 1, 2015 sale of all assets related to the hyperthermia product line.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended March 31, 2015 were $496,635 compared to $521,264 for the three months ended March 31, 2014, a decrease of $24,629 or approximately 5%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $2,721,864 for the three months ended March 31, 2015 compared to $1,715,281 for the three months ended March 31, 2014, an increase of $1,006,583, or approximately 59%.  This increase resulted primarily from corporate restructuring costs and expenses related to the sale of the Hyperthermia Assets, rebranding efforts, changing our fiscal year-end and resultant reporting requirements, and increased legal costs.  As we continue to roll out the MicroThermX product line and the support of its global distribution network, we believe that the level of our selling, general and administrative expenses may continue to increase over the levels reported for the first quarter of our current fiscal year.

Other Income (Expense)

During the three months ended March 31, 2015 and 2014, other income (expense) was not material to our operations.

Liquidity and Capital Resources

From inception through March 31, 2015, we have generated an accumulated deficit of $59,411,747 where our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of March 31, 2015, we had cash and cash equivalents of $3,560,193, comprised primarily of money market funds and savings accounts.  We will require additional capital to fund our operations.

As of March 31, 2015, we had current liabilities totaling $2,738,988, comprised of accounts payable, accrued liabilities, short-term notes payable, and customer deposits.  As of March 31, 2015, we had no long-term liabilities.

Short-Term Notes Payable

Included in notes payable at March 31, 2015 is a promissory note with an asset lender dated February 24, 2015 with a principal balance of $750,000.  The note is secured by the Company’s headquarters and manufacturing facility.  During the one-year term of the note, monthly payments of interest only at Prime Rate plus 6% are required, with the principal due on February 24, 2016.  The note is recorded net of discount of $24,303 at March 31, 2015, which consists of debt issuance costs deferred and amortized over the life of the loan.

Also included in notes payable at March 31, 2015 is an unsecured finance agreement note with a principal balance of $121,093, payable in monthly installments of $11,277, including interest at 4.85%, through February 2016.

Shelf Registration Statement

On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million (the “2012 Shelf Registration Statement”).  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.  We have completed two stock offerings utilizing the 2012 Shelf Registration Statement, from April 2013 through March 31, 2015, and we received total net proceeds of approximately $9 million from these offerings.  In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

S-1 Registration Statement

On April 23, 2015 we filed a registration statement on Form S-1 with the SEC to raise additional capital.  No assurance can be given that such offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder.

Cash Flows from Operating, Investing and Financing Activities

During the three months ended March 31, 2015, we used net cash of $2,782,936 in operating activities, as a result of our net loss of $2,871,587, increases in receivables of $508,301 and other current assets of $173,216, and decreases in accrued liabilities of $248,640, customer deposits of $21,842 and deferred revenue of $54,218, partially offset by non-cash expenses totaling $170,079, decrease in inventories of $507,394 and increase in accounts payable of $417,395.

During the three months ended March 31, 2014, we used net cash of $1,132,677 in operating activities, as a result of our net loss of $1,557,394, non-cash gain of $67, increase in other assets of $50,547, and decreases in accounts payable of $135,539, customer deposits of $91,897 and deferred revenue of $38,571, partially offset by non-cash expenses totaling $238,112, decreases in receivables of $145,941 and inventories of $231,142 and increase in accrued liabilities of $126,143.

Net cash used in investing activities for the three months ended March 31, 2015 was $96,030, resulting from the purchase of property and equipment.  Net cash used in investing activities for the three months ended March 31, 2014 was $20,632, comprised of the purchase of property and equipment of $22,657, partially offset by proceeds from the disposition of property and equipment of $2,025.

Net cash provided by financing activities for the three months ended March 31, 2015 was $844,581, comprised of proceeds from notes payable of $871,093, partially offset by payment of debt issuance costs of $26,512.  Net cash provided by financing activities for the three months ended March 31, 2014 was $82,465, comprised of proceeds from notes payable.

We do not believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months and that we will be required to raise additional capital. In April 2015, we filed a registration statement on Form S-1 for review by the SEC, in anticipation of offering company securities for sale.

We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us.  If we raise equity capital, our stockholders will be diluted.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

As of March 31, 2015, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of March 31, 2015.

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

Debt Issuance Costs:  We defer debt issuance costs and amortize them to expense over the term of the related notes payable.  Notes payable are recorded net of unamortized debt issuance costs in our condensed balance sheets.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under this new standard, debt issuance costs reported on our balance sheet are shown as a direct deduction from the related debt liability rather than as an asset.  This ASU is effective January 1, 2016, with early adoption permitted.  Retrospective application to prior periods is required.   We adopted the ASU effective January 1, 2015, with the only impact being the classification of certain amounts within our balance sheet and no impact on our results of operations.  Prior periods were not impacted by the adoption of the ASU.

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

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” in our Transition Report on Form 10-K for the period ended December 31, 2014 and our other filings with the SEC.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to our market risk as described in our Transition Report on Form 10-K for the period ended December 31, 2014

Item 4.                Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

See Note 12 to the Company’s Notes to Condensed Financial Statements for a description of material pending legal proceedings to which the Company is subject.

Item 1A.              Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Transition Report on Form 10-K for the period ended December 31, 2014.

Item 6.                 Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1
Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of BSD Medical Corporation.   Incorporated by reference to Exhibit 3.1 of the Perseon Corporation Form 8-K, filed February 24, 2015.

10.23*	Employment Agreement with effective date of April 1, 2015 between the Company and Brian Meltzer.

31.1	Certification of the Principal Executive Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*    Management contract or compensatory plan or arrangement.

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

PERSEON CORPORATION

Date:	May 14, 2015	/s/ Clinton E. Carnell Jr.
Clinton E. Carnell Jr.
Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2015	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Accounting Officer)