Form 10-Q
period 2015-06-30
Perseon Corp
filed 2015-07-16
CIK 320174

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015, there were 4,016,323 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

PERSEON CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Balance Sheets
(Unaudited)
ASSETS	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$865,516	$5,594,578
Accounts receivable, net of allowance for doubtful accounts of $66,480 and $140,000, respectively	643,733	275,072
Related party trade accounts receivable	-	13,471
Inventories, net	1,079,765	1,775,648
Other current assets	344,451	86,583
Total current assets	2,933,465	7,745,352

Property and equipment, net	1,254,287	1,140,871

	$4,187,752	$8,886,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$874,678	$598,466
Accrued liabilities	690,456	1,105,152
Notes payable, net of discount	820,924	-
Customer deposits	19,777	41,667
Deferred revenue	-	54,218
Total current liabilities	2,405,835	1,799,503

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 4,018,756 and 3,971,366 shares issued, respectively	4,019	3,971
Additional paid-in capital	64,053,412	63,623,143
Treasury stock, 2,433 shares at cost	(234)	(234)
Accumulated deficit	(62,275,280)	(56,540,160)
Total stockholders’ equity	1,781,917	7,086,720

	$4,187,752	$8,886,223

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Sales	$880,433	$723,708	$1,944,527	$2,166,850
Sales to related parties	-	368,548	11,232	381,040
Equipment rental	72,000	112,400	153,300	192,300

Total revenues	952,433	1,204,656	2,109,059	2,740,190

Cost of revenues:
Cost of sales	325,706	430,256	1,113,811	1,277,903
Cost of related party sales	-	277,811	6,668	285,775
Cost of equipment rental	-	2,947	1,965	5,894

Total cost of revenues	325,706	711,014	1,122,444	1,569,572

Gross margin	626,727	493,642	986,615	1,170,618

Operating costs and expenses:
Research and development	567,930	614,395	1,064,565	1,135,659
Selling, general and administrative	2,889,795	2,027,133	5,611,659	3,742,414

Total operating costs and expenses	3,457,725	2,641,528	6,676,224	4,878,073

Loss from operations	(2,830,998)	(2,147,886)	(5,689,609)	(3,707,455)

Other income (expense):
Interest income (expense), net	(24,636)	2,844	(28,492)	7,718
Other expense, net	(7,900)	(4,248)	(17,020)	(6,947)

Total other income (expense)	(32,536)	(1,404)	(45,512)	771

Loss before income taxes	(2,863,534)	(2,149,290)	(5,735,121)	(3,706,684)

Income tax benefit	-	-	-	-

Net loss and comprehensive loss	$(2,863,534)	$(2,149,290)	$(5,735,121)	$(3,706,684)

Net loss per common share:
Basic	$(0.72)	$(0.63)	$(1.44)	$(1.09)
Diluted	$(0.72)	$(0.63)	$(1.44)	$(1.09)

Weighted average number of shares outstanding:
Basic	3,997,000	3,405,000	3,983,000	3,405,000
Diluted	3,997,000	3,405,000	3,983,000	3,405,000

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,735,121)	$(3,706,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,049	63,804
Stock issued for services	165,864	180,000
Stock-based compensation	264,453	420,676
(Gain) loss on disposition of property and equipment	2,590	(30)
Amortization of debt discount	8,837	-
Decrease (increase) in:
Receivables	(355,190)	463,482
Inventories	695,883	244,702
Other current assets	(257,869)	(35,744)
Increase (decrease) in:
Accounts payable	276,212	336,748
Accrued liabilities	(414,694)	25,677
Customer deposits	(21,890)	(305,639)
Deferred revenue	(54,218)	(299,452)

Net cash used in operating activities	(5,371,094)	(2,612,460)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	-	2,025
Purchase of property and equipment	(170,055)	(49,763)

Net cash used in investing activities	(170,055)	(47,738)

Cash flows from financing activities:
Proceeds from sale of common stock	-	50,067
Payment of stock offering costs	-	(127,548)
Proceeds from notes payable, net	844,581	82,465
Payments on notes payable	(32,494)	(32,768)

Net cash provided by (used in) financing activities	812,087	(27,784)

Net decrease in cash and cash equivalents	(4,729,062)	(2,687,982)
Cash and cash equivalents, beginning of period	5,594,578	7,423,091

Cash and cash equivalents, end of period	$865,516	$4,735,109

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Notes to Condensed Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

The interim financial information of Perseon Corporation, formerly BSD Medical Corporation, (the “Company”) as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014 is unaudited, and the condensed balance sheet as of December 31, 2014 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of June 30, 2015 and December 31, 2014 and the related unaudited condensed statements of operations and of cash flows for the three months and six months ended June 30, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the period ended December 31, 2014.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of June 30, 2015 and December 31, 2014 and our results of operations and our cash flows for the three months and six months ended June 30, 2015 and 2014 have been included.  The results of operations for the three months and six months ended June 30, 2015 may not be indicative of the results for our fiscal year ending December 31, 2015.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Effective February 17, 2015, Perseon Corporation amended its certificate of incorporation to change its legal corporate name to “Perseon Corporation” from “BSD Medical Corporation.”

Effective June 23, 2015, the Board of Directors (the “Board”) and stockholders of the Company approved an amendment to the Company’s certificate of incorporation to effectuate a reverse stock split of the Company’s common stock at a ratio of 1-for-10.  The reverse stock split has been given retroactive effect in the accompanying condensed financial statements.  See Note 7.  Stockholders’ Equity – Reverse Stock Split.

Note 2.   Liquidity

As of June 30, 2015, we had cash and cash equivalents of $865,516, and total current assets of $2,933,465.   We do not believe these resources will be sufficient to fully execute our current strategy through at least December 31, 2015.  Our current strategy involves significant efforts to expand sales of our MicroThermX products.  To become profitable we will need to significantly increase the revenues we receive from sales of our MicroThermX products.  We do not expect that sales of MicroThermX products will increase sufficiently to cover our total costs of operations in 2015.  We believe additional funding will be required during 2015.

On April 23, 2015 we filed a registration statement on Form S-1 with the SEC, as amended on May 13, 2015, to raise additional capital.  No assurance can be given that such offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder.

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

The Purchase Agreement contains customary representations, warranties and covenants of the Company and the Buyer. Subject to certain limitations, the Company has agreed to indemnify the Buyer for breaches of representations, warranties, covenants and retained liabilities.  The Purchase Agreement provided that the parties enter into a short term lease agreement, pursuant to which the Company leased to the Buyer a portion of the Company’s facility at 2188 West 2200 South, Salt Lake City.  Base Rent under the lease agreement is set at approximately $8,055 per month.  Following the sale of the facility, this rent will discontinue.  See Note 5, Property and Equipment for a description of the sale of the facility.

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

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2015	December 31, 2014

Parts and supplies	$368,768	$1,004,164
Work-in-process	477,393	951,519
Finished goods	279,075	569,965
Reserve for obsolete inventory	(45,471)	(750,000)

Inventories, net	$1,079,765	$1,775,648

Note 5.   Property and Equipment

Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014

Equipment	$801,883	$1,503,845
Furniture and fixtures	62,832	303,226
Building (held for sale)	956,000	956,000
Land (held for sale)	244,000	244,000
Rental equipment	-	58,940

	2,064,715	3,066,011
Less equipment impairment	-	(85,000)
Less accumulated depreciation	(810,428)	(1,840,140)

Property and equipment, net	$1,254,287	$1,140,871

On May 15, 2015 the Company entered into a commercial real estate purchase contract wherein it agreed to sell its primary headquarters and manufacturing facilities located in Salt Lake City, Utah.  Per the terms of the contract the closing date of the sale will take place in early August 2015.  The sale will result in proceeds to the Company of approximately $975,000 after commissions and closing costs.  The Company will be required to pay off the $750,000 principal balance plus accrued interest and early payment penalty on the promissory note from the sale proceeds.  After paying off the promissory note, the net proceeds from the sale of the facilities will be approximately $200,000.

Following the closing date, the purchaser of the facilities will lease the building back to the Company rent free through October 23, 2015.  The Company has also entered into a sub-lease agreement to rent new facilities in Salt Lake City and plans to take occupancy of the leased facilities in October 2015.  This sub-lease agreement provides for the Company to lease approximately 10,057 square feet of space that will house our office, production and research operations.  The term of this sub-lease is through December 31, 2019, and requires monthly payments for base rent in the first year of $16,762, with a provision for escalation of 3% per year for subsequent years.

Note 6.   Notes Payable

Included in notes payable at June 30, 2015 is a promissory note with an asset lender dated February 24, 2015 with a principal balance of $750,000.  The note is secured by the Company’s headquarters and manufacturing facility.  During the one-year term of the note, monthly payments of interest only at Prime Rate plus 6% are required, with the principal due on February 24, 2016.  The note is recorded net of discount of $17,675 at June 30, 2015, which consists of debt issuance costs deferred and amortized over the life of the loan.

Also included in notes payable at June 30, 2015 is an unsecured finance agreement note with a principal balance of $88,599, payable in monthly installments of $11,277, including interest at 4.85%, through February 2016.

Note 7.   Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of June 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.   At June 30, 2015, the Company had 4,016,323 shares outstanding.

Reverse Stock Split

We held a special meeting of stockholders on May 12, 2015 to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effectuate a reverse split of its issued and outstanding shares of common stock at a ratio of between 1-for-6 and 1-for-12, inclusive, which ratio was to be selected at the sole discretion of the Board of Directors of the Company at any whole number in the above range, with any fractional shares that would otherwise be issued as a result of the reverse split being rounded up to the nearest whole share (the “Reverse Stock Split”); provided, that the Board of Directors could abandon the Reverse Stock Split in its sole discretion.

Over 76% of the outstanding shares voted, and the stockholders voted to approve the amendment, with the results of the voting as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
24,026,870	6,006,589	151,847	—

Effective June 23, 2015, the Board of Directors determined to set the reverse stock split ratio at 1-for-10.  The Reverse Stock Split has been given retroactive effect in the accompanying condensed financial statements.

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

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of June 30, 2015, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at December 31, 2014	985,736	$21.14
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding as of June 30, 2015	985,736	$21.14	3.19
Exercisable as of June 30, 2015	985,736	$21.14	3.19

Note 8.   Net Loss Per Common Share

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

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and six months ended June 30, 2015 and 2014 because the effect would be anti-dilutive.  As of June 30, 2015, we had outstanding options and warrants to purchase a total of 1,545,562 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 9.   Related Party Transactions

At times, we have derived a portion of our revenues from sales of hyperthermia products.  A significant portion of those sales of hyperthermia products have been to a related party.  As described in Note 3, Sales of Hyperthermia Assets, we sold all assets related to hyperthermia on April 1, 2015.  As a result, we will not recognize revenue from hyperthermia products subsequent to April 1, 2015.  During the three months ended June 30, 2015 and 2014, we had sales of $0 and $368,548, respectively, to entities controlled by a significant stockholder and former member of the Board of Directors, representing 0 and 31% of total revenues for each respective three-month period.  During the six months ended June 30, 2015 and 2014, we had sales of $11,232 and $381,040, respectively, to these related parties, representing approximately 1% and 14% of total revenues, respectively.

As of June 30, 2015 and December 31, 2014, receivables included $0 and $13,471, respectively, from these related parties.

Note 10.  Stock-Based Compensation

Our Third Amended and Restated 1998 Stock Incentive Plan (“Plan”) authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company.  The Plan, as amended, provides for the granting of options for an aggregate 633,730 shares.  The options vest subject to management’s discretion.

Effective February 4, 2009, our Fourth Amended and Restated 1998 Directors Stock Plan (the “Director Plan”) provides an annual retainer of $60,000 to each non-employee director with the exception of the Audit Committee Chairman who is to receive $65,000.  The cash portion of the compensation of $30,000 ($35,000 for the Audit Committee Chairman) is paid 50% twice each year, with $30,000 of compensation paid in common stock of the Company once each year.  Prior to February 4, 2009, the Director Plan granted each non-employee outside director 3,000 options each year at an exercise price equal to the fair market value of the common stock at the date the option was granted.  The options vest according to a set schedule over a five-year period and expire upon the director’s termination, or after ten years from the date of grant.  The Director Plan, as amended, allows for an aggregate of 175,000 shares to be granted.

As of June 30, 2015, we had approximately 102,890 shares of common stock reserved for future issuance under these stock incentive plans.  Also, in connection with our appointment of a Chief Executive Officer in November 2014, we issued an inducement equity award in the form of a non-statutory stock option to purchase 140,000 shares of the Company’s stock.  This grant was outside the Company’s stock incentive plans, and was in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4).

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of sales	$6,856	$15,312	$13,713	$30,624
Research and development	12,711	45,641	27,454	91,282
Selling, general and administrative	109,183	153,210	223,286	298,770

Total	$128,750	$214,163	$264,453	$420,676

During the six months ended June 30, 2015, we granted employees a total of 108,500 stock options at a weighted average exercise price of $3.41 per share, with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $1.62, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value were as follows:

Expected volatility	62.08%
Expected dividends	0%
Expected term	7.24 years
Risk-free interest rate	1.87%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 2.02 years is approximately $883,000 as of June 30, 2015.

A summary of the time-based stock option awards as of June 30, 2015, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	513,193	$22.46	7.03
Granted	108,500	3.41
Exercised	-	-
Forfeited or expired	(61,867)	29.99

Outstanding at June 30, 2015	559,826	$17.94	6.69	$-

Exercisable at June 30, 2015	267,726	$31.57	3.78	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.85 as of June 30, 2015, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 11.  Supplemental Cash Flow Information

We paid no amounts for income taxes during the six months ended June 30, 2015 and 2014.

We paid $23,113 and $882 for interest during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, we had no non-cash financing and investing activities.

Note 12.  Recent Accounting Pronouncements

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

Note 13.  Legal Matters

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

On April 27, 2015 this shareholder filed a formal complaint in the U.S. District Court for the District of Delaware. The complaint alleges that from November 2010 through October 2014, Perseon issued various press releases and public statements, which omitted certain material facts related to Perseon’s revenue and sales, thereby misrepresenting the true financial condition of Perseon.  In particular, the complaint alleges that Perseon’s press releases “tout[ed] impressive revenue figures and purported sales” when “in reality Perseon was floundering and unable to cover its operating costs, including significant executive compensation.”  The complaint also alleges that Perseon “chose to issue additional securities at below-market prices in an effort to fund operating expenses,” rather than “raise capital through debt transactions or other methods,” and that three offerings cited in the complaint resulted in “the dilution of existing shareholder positions.”

On June 30, 2015, we filed in the U.S. District Court for the District of Delaware, a formal motion to dismiss all claims in the Complaint.

Perseon believes that the claims in this lawsuit are without merit and will continue to vigorously defend this action.

Note 14.  Subsequent Events

We have previously disclosed that we are out of compliance with NASDAQ Listing Rule 5550(a)(2), a failure to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days. On July 8, 2015, NASDAQ notified the Company that it has regained compliance with the Listing Rules of The Nasdaq Stock Market, and that this matter is now closed.

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

Overview

Perseon Corporation, formerly BSD Medical Corporation, (the “Company”), was incorporated in the State of Delaware on July 3, 1986.  In February 2015, we changed the name of the Company to Perseon Corporation.  We develop, manufacture, market and service systems to treat cancer and benign diseases using heat therapy delivered using focused microwave energy.  Our business objectives are to continue to commercialize our products for the treatment of cancer and to further expand our products to treat other diseases and medical conditions.  Our product line for cancer therapy has been created to offer hospitals and clinics a solution for thermal treatment of cancer.  We have developed extensive intellectual property and distribute our products in the United States, Europe and Asia.

As part of our previously announced corporate realignment and re-branding which included our new corporate name, Perseon, we plan to focus our efforts on our flagship product, MicroThermX®, (“MicroThermX”) ablation system that employs precision-guided energy to ablate soft tissue.  Other actions taken during the first six months of 2015 included replacing a majority of our senior management team and approximately half of our board of directors to provide proven leadership in similar situations.

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

Our thermal ablation product line includes systems that have been strategically designed to offer minimally invasive thermal energy therapy for treating tumors, particularly cancerous tumors.  Studies have shown that ablation therapy effectively addresses and even kills certain cancerous tumors on a minimally invasive basis. Thermal ablation usually refers to heat treatments delivered at temperatures above 55°C for short periods of time.  Thermal ablation is used to destroy local tumors using a short intense focus of heat on a specific area.

Current and future cancer treatment sites for our systems may include cancers of the prostate, breast, head, neck, bladder, uterus, ovaries, esophagus, liver, kidney, brain, bone, stomach and lung.  In addition to these market opportunities, we believe that our technology has application for a number of other medical purposes in addition to treating cancer.

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

We also changed our fiscal year end for financial reporting from August 31, to December 31, effective for the four months ended December 31, 2014.

Reverse Stock Split

Effective June 23, 2015, our Board of Directors and the stockholders of the Company approved an amendment to our certificate of incorporation to effectuate a reverse stock split of the Company’s common stock at a ratio of 1-for-10.  The reverse stock split has been given retroactive effect in the accompanying condensed financial statements.  See Note 7 to our condensed financial statements.

Results of Operations

Fluctuation in Operating Results

Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter.  Revenue may fluctuate as a result of factors relating to the demand and market acceptance for our ablation systems and related component parts and services, world-wide economic conditions, availability of financing for our customers, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments, insurance reimbursement and other matters.  In addition, our revenues in the future will not be comparable to prior periods as a result of our sale of the hyperthermia product line. Since May 2013, a significant part of our MicroThermX product’s revenue has come from sales into Europe, to our distribution partner, Terumo.  Because Terumo has expressed an interest in modifying the terms of their exclusive distribution agreement for our MicroThermX products, we are currently negotiating with Terumo to modify the agreement.  Both Terumo and the Company are interested in extending the duration and purchase requirements of the contract.  We cannot yet determine the total impact this may have on our future sales.  Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development, and selling, general and administrative expenses associated with our potential growth.  For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

Revenues

We recognize revenue from the sale of our ablation treatment systems and related parts and accessories (collectively, system sales), the sale of disposable devices used with our systems, training, service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX systems.

The table below summarizes the sources of our revenues, with the top section “MicroThermX products” showing revenue for the product line currently offered by the Company.  Following the April 1, 2015 sale of all assets related to hyperthermia products, we will no longer recognize revenue from hyperthermia products.  Our revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

MicroThermX products
Systems - MicroThermX	$70,875	$-	$289,000	$257,625
Disposable devices - MicroThermX	807,775	335,085	1,225,296	758,717
Equipment rental - MicroThermX	72,000	102,500	143,400	172,500
Other – MicroThermX	1,783	582	3,303	3,704

Total MicroThermX revenue	$952,433	$438,167	$1,660,999	$1,192,546

Hyperthermia revenue	-	766,489	448,060	1,547,644

Total revenue	$952,433	$1,204,656	$2,109,059	$2,740,190

Total revenues from MicroThermX products were $952,433 for the second quarter ended June 30, 2015, compared to $438,167 for the three months ended June 30, 2014, an increase of 117%.  Total revenues from MicroThermX products were $1,660,999 for the six month period ended June 30, 2015, compared to $1,192,546 for the six months ended June 30, 2014, an increase of 39%.  Growth in revenue for both comparative periods resulted from higher sales of both MicroThermX systems and disposable devices.

Including sales of ‘hyperthermia products’ that are no longer offered by the Company, total revenues were $952,433 for the three months ended June 30, 2015, compared to total revenues of $1,204,656 for the three months ended June 30, 2014. Total revenues for the six months ended June 30, 2015 were $2,109,059, compared to $2,740,190 for the six months ended June 30, 2014. The decreases in revenue were directly attributable to lower, or no, hyperthermia sales in the 2015 periods, following the April 1, 2015 sale of the assets related to that product.

At times, we have derived a significant portion of our revenues from hyperthermia sales to related parties.  With the sale of our hyperthermia product line, these related party sales are expected to terminate.  All of our related party revenue resulted from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH or its affiliate BSD BioSystems Design, S.A. (“Medizintechnik”).  Dr. Sennewald, one of our significant stockholders and a former director, is a stockholder, executive officer and a director of Medizintechnik.  We derived $0 and $368,548 in the three months ended June 30, 2015 and 2014, respectively, from hyperthermia sales to related parties.  We derived $11,232 and $381,040 in the six months ended June 30, 2015 and 2014, respectively, from hyperthermia sales to related parties, or approximately 1% and 14% of total revenues, respectively.

The following tables summarize the sources of our revenues from non-related and related parties for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-Related Parties	2015	2014	2015	2014

MicroThermX products
Systems – MicroThermX	$70,875	$-	$289,000	$257,625
Disposable devices – MicroThermX	797,825	335,085	1,225,296	758,717
Equipment rental – MicroThermX	72,000	102,500	143,400	172,500
Other – MicroThermX	11,733	582	3,303	3,704
Total MicroThermX revenue	$952,433	$438,167	$1,660,999	$1,192,546

Hyperthermia revenue	-	397,941	436,828	1,166,604

Total revenue from non-related parties	$952,433	$836,108	$2,097,827	$2,359,150

	Three Months Ended June 30,		Six Months Ended June 30,
Related Parties	2015	2014	2015	2014

Hyperthermia revenue	$-	$368,548	$11,232	$381,040

Cost of Revenues

Cost of sales includes raw materials, labor and allocated overhead costs.  We calculate and report cost of sales separately for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales in the past has fluctuated widely from period to period depending on the mix of sales for the period and the type and configuration of hyperthermia systems sold, if any, during the period.  Total cost of revenues for the three months ended June 30, 2015 was $325,706 compared to $711,014 for the three months ended June 30, 2014, a decrease of $385,308, or approximately 54%.  Total cost of revenues for the six months ended June 30, 2015 was $1,122,444 compared to $1,569,572 for the six months ended June 30, 2014, a decrease of $447,128, or approximately 28%.  These decreases resulted primarily from the decrease in system sales, but included higher than expected costs of production on hyperthermia systems completed and sold in the three month period ended March 31, 2015.

Gross Margin

Our gross margin and gross margin percentage has fluctuated from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold, if any, during the period.  Our total gross margin was $626,727, or approximately 66% of total revenues, for the three months ended June 30, 2015, and $493,642, or approximately 41%, for the three months ended June 30, 2014.  Our total gross margin was $986,615, or approximately 47% of total revenues, for the six months ended June 30, 2015, and $1,170,618, or approximately 43%, for the six months ended June 30, 2014.  The increase in gross margin percentage in the three months and six months ended June 30, 2015 compared to the three months and six months ended June 30, 2014 resulted primarily from the discontinuance of hyperthermia sales as of April 1, 2015.  Hyperthermia products have historically had lower margins than our MicroThermX products, and with their declining sales, we have been able to generate higher gross margins.  With costs on these hyperthermia systems sometimes being higher than the selling prices, a negative gross margin on sales of hyperthermia systems resulted in the quarter ended March 31, 2015.  Also, at lower production volumes, we are less able to fully absorb certain fixed operating costs that are included in cost of sales, thus decreasing our gross profit percentage.  Higher gross margins are expected in the future, following our April 1, 2015 sale of all assets related to the hyperthermia product line, and if sales volume of MicroThermX product increases.  This is evidenced in our 66% total gross margin for the three months ended June 30, 2015, our first quarter that did not include sales of hyperthermia products.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended June 30, 2015 were $567,930 compared to $614,395 for the three months ended June 30, 2014, a decrease of $46,465 or approximately 8%.  Research and development expenses for the six months ended June 30, 2015 were $1,064,565 compared to $1,135,659 for the six months ended June 30, 2014, a decrease of $71,094 or approximately 6%.

Selling, General and Administrative Expenses – In the current three months and six months ended June 30, 2015, the Company incurred significant non-recurring expenses related to restructuring, reorganization, rebranding, shareholder litigation (see note 13), and pursuing potential merger and acquisition opportunities.   These non-recurring expenses totaled approximately $375,000 and $835,000 for the three and six month periods ended June 30, 2015.  Including these non-recurring expenses, total selling, general and administrative expenses were $2,889,795 for the three months ended June 30, 2015 compared to $2,027,133 for the three months ended June 30, 2014, an increase of $862,662, or approximately 43%.  Total selling, general and administrative expenses were $5,611,659 for the six months ended June 30, 2015 compared to $3,742,414 for the six months ended June 30, 2014, an increase of $1,869,245, or approximately 50%.   Excluding non-recurring expenses, we increased spending over prior periods as we execute on critical strategic initiatives including, but not limited to, clinical studies, new sales and marketing programs, and business development efforts reflecting a higher level of activity to drive higher sales of MicroThermX products.

Other Income (Expense)

During the three months and six months ended June 30, 2015 and 2014, other income (expense) was not material to our operations.

Liquidity and Capital Resources

From inception through June 30, 2015, we have generated an accumulated deficit of $62,275,280 where our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of June 30, 2015, we had cash and cash equivalents of $865,516, comprised primarily of money market funds and savings accounts.  We will require additional capital to fund our operations.

As of June 30, 2015, we had current liabilities totaling $2,405,835, comprised of accounts payable, accrued liabilities, short-term notes payable, and customer deposits.  As of June 30, 2015, we had no long-term liabilities.

As of June 30, 2015, our total stockholders’ equity was $1,781,917.  This is below the $2,500,000 standard required by NASDAQ for continued listing on the NASDAQ Capital Market. Although we have not received a notification from NASDAQ of non-compliance, we have filed a registration statement (see “S-1 Registration Statement”, below) to raise additional capital to fund future operations.

On May 15, 2015 the Company entered into a commercial real estate purchase contract wherein it agreed to sell its primary headquarters and manufacturing facilities located in Salt Lake City, Utah.  Per the terms of the contract the closing date of the sale will take place in early August, 2015.  The sale will result in proceeds to the Company of approximately $975,000 after commissions and closing costs.  The Company will be required to pay off the $750,000 principal balance plus accrued interest and early payment penalty on the promissory note from the sale proceeds.  After paying off the promissory note the net proceeds from the sale of the facilities will be approximately $200,000.

Following the closing date, the purchaser of the facilities will lease the building back to the Company rent free through October 23, 2015.  The Company has entered into a lease agreement to rent new facilities in Salt Lake City and plans to take occupancy of the leased facilities in October 2015.

Short-Term Notes Payable

Included in notes payable at March 31, 2015 is a promissory note with an asset lender dated February 24, 2015 with a principal balance of $750,000.  The note is secured by the Company’s headquarters and manufacturing facility.  During the one-year term of the note, monthly payments of interest only at Prime Rate plus 6% are required, with the principal due on February 24, 2016.  The note is recorded net of discount of $17,675 at June 30, 2015, which consists of debt issuance costs deferred and amortized over the life of the loan.

Also included in notes payable at June 30, 2015 is an unsecured finance agreement note with a principal balance of $88,599, payable in monthly installments of $11,277, including interest at 4.85%, through February 2016.

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

S-1 Registration Statement

On April 23, 2015 we filed a registration statement on Form S-1 with the SEC, as amended on May 13, 2015, to raise additional capital.  No assurance can be given that such offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder.

Cash Flows from Operating, Investing and Financing Activities

During the six months ended June 30, 2015, we used net cash of $5,371,094 in operating activities, as a result of our net loss of $5,735,121, increases in receivables of $355,190 and other current assets of $257,869, and decreases in accrued liabilities of $414,694, customer deposits of $21,890 and deferred revenue of $54,218, partially offset by non-cash expenses totaling $495,793, decrease in inventories of $695,883 and increase in accounts payable of $276,212.

During the six months ended June 30, 2014, we used net cash of $2,612,460 in operating activities, as a result of our net loss of $3,706,684, non-cash gain of $30, increase in other assets of $35,744, and decreases in customer deposits of $305,639 and deferred revenue of $299,452, partially offset by non-cash expenses totaling $664,480, decreases in receivables of $463,482 and inventories of $244,702, and increases in accounts payable of $336,748 and accrued liabilities of $25,677.

Net cash used in investing activities for the six months ended June 30, 2015 was $170,055, resulting from the purchase of property and equipment.  Net cash used in investing activities for the six months ended June 30, 2014 was $47,738, comprised of the purchase of property and equipment of $49,763, partially offset by proceeds from the disposition of property and equipment of $2,025.

Net cash provided by financing activities for the six months ended June 30, 2015 was $812,087, comprised of net proceeds from notes payable of $844,581, partially offset by payment of notes payable of $32,494.  Net cash used in financing activities for the six months ended June 30, 2014 was $27,784, comprised of payment of stock offering costs of $127,548 and payments on notes payable of $32,768, partially offset by proceeds from the sale of common stock of $50,067 and net proceeds from notes payable of $82,465.

We do not believe that our current cash and cash equivalents will be sufficient to fund our operations for the next twelve months and that we will be required to raise additional capital. In April 2015, we filed a registration statement on Form S-1, as amended on May 13, 2015, for review by the SEC, in anticipation of offering company securities for sale.

We cannot be certain that any financing will be available when needed or will be available on terms acceptable to us.  If we raise equity capital, our stockholders will be diluted.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our systems or entry into new markets.

As of June 30, 2015, we had no significant commitments for the purchase of property and equipment.

We had no material off balance sheet arrangements as of June 30, 2015.

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

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our belief about the market opportunities for our products;

•	our anticipated financial performance and business plan;

•	our expectations that we will reach agreements with additional international distribution firms;

•	our belief that the level of our operating expenses, including selling, general and administrative expenses, will increase;

•	our belief that we will have higher gross margins in the future;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief that we will be able to raise additional capital to fund our operations.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the Company’s Notes to Condensed Financial Statements for a description of material pending legal proceedings to which the Company is subject.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors reported in our Transition Report on Form 10-K for the period ended December 31, 2014.

If our stockholders’ equity continues to remain below $2.5 million, our common stock may be subject to delisting from the NASDAQ Stock Market.

Shares of our common stock are listed on the NASDAQ Capital Market (“Nasdaq”) under the symbol “PRSN”. We are required to comply with Nasdaq’s listing standards in order to maintain the listing of our common stock on the exchange. Nasdaq has the authority pursuant to Nasdaq Rule 5550(b)(1) to delist our common stock if our stockholders’ equity falls below $2.5 million. As of June 30, 2015, our stockholders’ equity is $1.8 million, which is below the minimum requirement. While we have not yet received notice from Nasdaq that we no longer meet the stockholders’ equity rule, we expect to receive such notice.

We are actively monitoring our stockholders’ equity and will consider any and all options available to us to achieve compliance. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq and would likely trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage may be reduced. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

Item 5.    Other Information

On May 15, 2015 the Company entered into a commercial real estate purchase contract with the World Mission Society Church of God, wherein it agreed to sell its primary headquarters and manufacturing facilities located at 2188 West 2200 South, in Salt Lake City, Utah.  Per the terms of the contract the closing date of the sale will take place in early August, 2015.  The sale will result in proceeds to the Company of approximately $975,000 after commissions and closing costs.  The Company will be required to pay off the $750,000 principal balance plus accrued interest and early payment penalty on the promissory note from the sale proceeds.  After paying off the promissory note the net proceeds from the sale of the facilities will be approximately $200,000.  Following the closing date, the purchaser of the facilities will lease the building back to the Company rent free through October 23, 2015.

Item 6.    Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1
Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of BSD Medical Corporation.   Incorporated by reference to Exhibit 3.1 to the Perseon Corporation Form 8-K, filed February 24, 2015.

3.2
Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Perseon Corporation.   Incorporated by reference to Exhibit 3.1 of the Perseon Corporation Form 8-K, filed June 22, 2015.

10.22
Asset Purchase Agreement dated April 1, 2015 by and among Perseon Corporation and Pyrexar Medical, Inc.  Incorporated by reference to Exhibit 10.1 to the Perseon Corporation Form 8-K, filed April 1, 2015.

10.23	Short Term Lease between Perseon Corporation and Pyrexar Medical, Inc. Incorporated by reference to Exhibit 10.2 to the Perseon Corporation Form 8-K, filed April 1, 2015.

10.24	Sublease Agreement dated May 14, 2015 between the Company and EnergySolutions, LLC.

10.25	Commercial Real Estate Purchase Contract dated May 15, 2015 between the Company and the World Mission Society Church of God.

32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

PERSEON CORPORATION

Date:	July 15, 2015	/s/ Clinton E. Carnell Jr.
Clinton E. Carnell Jr.
Chief Executive Officer (Principal Executive Officer)

Date:	July 15, 2015	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Accounting Officer)