Form 10-Q
period 2015-09-30
Perseon Corp
filed 2015-10-27
CIK 320174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 001-32526

Perseon Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-1590407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 West 50 North
Salt Lake City, Utah 84101
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

As of October 26, 2015, there were 9,766,323 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

PERSEON CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Balance Sheets
(Unaudited)
ASSETS	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$3,026,606	$5,594,578
Accounts receivable, net of allowance for doubtful accounts of $66,480 and $140,000, respectively	540,340	275,072
Related party trade accounts receivable	-	13,471
Inventories, net	991,565	1,775,648
Other current assets	170,464	86,583
Total current assets	4,728,975	7,745,352

Property and equipment, net	356,234	1,140,871

	$5,085,209	$8,886,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$747,695	$598,466
Accrued liabilities	1,106,079	1,105,152
Notes payable, net of discount	55,709	-
Customer deposits	19,777	41,667
Deferred revenue	-	54,218
Total current liabilities	1,929,260	1,799,503

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 80,000,000 shares authorized, 9,768,756 and 3,971,366 shares issued, respectively	9,769	3,971
Additional paid-in capital	68,467,000	63,623,143
Treasury stock, 2,433 shares at cost	(234)	(234)
Accumulated deficit	(65,320,586)	(56,540,160)
Total stockholders’ equity	3,155,949	7,086,720

	$5,085,209	$8,886,223

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Sales	$500,014	$928,460	$2,444,541	$3,095,310
Sales to related parties	-	27,087	11,232	408,127
Equipment rental	55,500	124,900	208,800	317,200

Total revenues	555,514	1,080,447	2,664,573	3,820,637

Cost of revenues:
Cost of sales	160,548	650,329	1,274,359	1,928,232
Cost of related party sales	-	19,875	6,668	305,650
Cost of equipment rental	-	2,947	1,965	8,841

Total cost of revenues	160,548	673,151	1,282,992	2,242,723

Gross margin	394,966	407,296	1,381,581	1,577,914

Operating costs and expenses:
Research and development	754,296	542,484	1,818,861	1,678,143
Selling, general and administrative	2,668,551	1,924,887	8,280,210	5,667,301

Total operating costs and expenses	3,422,847	2,467,371	10,099,071	7,345,444

Loss from operations	(3,027,881)	(2,060,075)	(8,717,490)	(5,767,530)

Other income (expense):
Royalty income from related party	84,000	-	84,000	-
Interest income (expense), net	(26,592)	8,095	(55,084)	15,813
Other expense, net	(72,182)	(7,348)	(89,202)	(14,295)

Total other income (expense)	(14,774)	747	(60,286)	1,518

Loss before income taxes	(3,042,655)	(2,059,328)	(8,777,776)	(5,766,012)

Provision for income taxes	(2,650)	(2,000)	(2,650)	(2,000)

Net loss and comprehensive loss	$(3,045,305)	$(2,061,328)	$(8,780,426)	$(5,768,012)

Net loss per common share:
Basic	$(0.38)	$(0.52)	$(1.65)	$(1.60)
Diluted	$(0.38)	$(0.52)	$(1.65)	$(1.60)

Weighted average number of shares outstanding:
Basic	7,954,000	3,971,000	5,320,000	3,604,000
Diluted	7,954,000	3,971,000	5,320,000	3,604,000

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,780,426)	$(5,768,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,373	96,305
Stock issued for services	165,864	180,000
Stock-based compensation	379,762	597,820
(Gain) loss on disposition of property and equipment	68,035	(30)
Amortization of debt discount	26,512	-
Decrease (increase) in:
Receivables	(251,797)	398,475
Inventories	784,083	415,479
Other current assets	(83,881)	21,153
Increase (decrease) in:
Accounts payable	149,229	(193,389)
Accrued liabilities	927	478,204
Customer deposits	(21,890)	(371,046)
Deferred revenue	(54,218)	(656,166)

Net cash used in operating activities	(7,543,427)	(4,801,207)

Cash flows from investing activities:
Net proceeds from disposition of property and equipment	949,330	2,025
Purchase of property and equipment	(307,101)	(55,318)

Net cash provided by (used in) investing activities	642,229	(53,293)

Cash flows from financing activities:
Proceeds from sale of common stock	5,192,250	5,275,067
Payment of stock offering costs	(888,221)	(638,488)
Proceeds from notes payable, net	844,581	82,465
Payments on notes payable	(815,384)	(57,451)

Net cash provided by financing activities	4,333,226	4,661,593

Net decrease in cash and cash equivalents	(2,567,972)	(192,907)
Cash and cash equivalents, beginning of period	5,594,578	7,423,091

Cash and cash equivalents, end of period	$3,026,606	$7,230,184

See accompanying notes to condensed financial statements

PERSEON CORPORATION
(Formerly BSD Medical Corporation)
Notes to Condensed Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The interim financial information of Perseon Corporation, formerly BSD Medical Corporation, (the “Company”) as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited, and the condensed balance sheet as of December 31, 2014 is derived from our audited financial statements.  The accompanying unaudited condensed balance sheets as of September 30, 2015 and December 31, 2014, the related unaudited condensed statements of operations for the three and nine months ended September 30, 2015 and 2014, and the related unaudited condensed statements of cash flows for the nine months ended September 30, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  These condensed financial statements should be read in conjunction with the notes thereto, and the financial statements and notes thereto included in our annual report on Form 10-K for the period ended December 31, 2014.

All adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position as of September 30, 2015 and December 31, 2014, our results of operations for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014 have been included.  The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results for our fiscal year ending December 31, 2015.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Effective February 17, 2015, Perseon Corporation amended its certificate of incorporation to change its legal corporate name to “Perseon Corporation” from “BSD Medical Corporation.”

Effective June 23, 2015, the Board of Directors (the “Board”) and stockholders of the Company approved an amendment to the Company’s certificate of incorporation to effectuate a reverse stock split of the Company’s common stock at a ratio of 1-for-10.  The reverse stock split has been given retroactive effect in the accompanying condensed financial statements.  See Note 6.  Stockholders’ Equity – Reverse Stock Split.

Note 2.   Liquidity

As of September 30, 2015, we had cash and cash equivalents of $3,026,606, and total current assets of $4,728,975.  This includes the proceeds from our August 2015 follow-on public offering in which we raised $4,304,029 after expenses.  We believe these cash resources will only be sufficient to sustain our operations for up to four months from September 30, 2015 without substantial cost cutting to a level that would include fewer sales resources and compliance levels of staffing and activities across the Company.  In addition, we have been advised by our financial advisors that our prospects of raising additional equity on acceptable terms are not likely favorable.  Further, to become profitable we would need to significantly increase the revenues we receive from sales of our MicroThermX products and substantially reduce expenses.  We do not expect that sales of MicroThermX products will increase sufficiently to cover our total costs of operations before the time we run out of cash and cash equivalents.  Substantially reducing costs may impair our ability to increase revenue.  Accordingly, we have entered into an agreement of merger and reorganization (the “Merger Agreement”) with Galil Medical Ltd. (“Galil”) and Galil Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub will tender for our outstanding shares of Common Stock followed by a merger under Section 251(h) of the Delaware General Corporation Law (the “Merger”), which we believe will provide the best value for our stockholders. See Note 14. Subsequent Events below.

If we are unable to consummate the Merger or otherwise raise sufficient additional funds, we will need to significantly reduce our expenses, and evaluate other strategic alternatives, including collaborative arrangements, partnerships, or sales of assets, to allow us to continue operations.  However, significantly reducing our expenses would negatively affect our efforts to expand our marketing and sales presence, our research and development programs, and our ability to hire and retain qualified personnel.  Collaborative arrangements and partnerships may not be available to us and sales of assets may not generate sufficient cash to sustain our operations.  Consequently, we may not be able to continue our operations.

Note 3.  Sale of Hyperthermia Assets

On April 1, 2015, the Company sold the assets associated with its hyperthermia cancer treatment systems, including among other assets, certain contracts, inventory, intellectual property, and permits (the “Acquired Assets”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with Pyrexar Medical Inc., a Nevada corporation “Pyrexar”).  As consideration for the Acquired Assets, the Company received (i) 19.9% of the Series A Preferred Stock of Pyrexar (the “Preferred Stock”) and (ii) a percentage of the gross revenues Pyrexar receives from its future sales of hyperthermia cancer treatment systems.  Under the terms of this Purchase Agreement, the Company earned and recognized other income of $84,000 in the three month period ended September 30, 2015 as a result of Pyrexars' shipment of hyperthermia systems. Pyrexar also assumed certain liabilities associated with the Acquired Assets.

The Purchase Agreement contains customary representations, warranties and covenants of the Company and the Buyer. Subject to certain limitations, the Company has agreed to indemnify the Buyer for breaches of representations, warranties, covenants and retained liabilities.  The Purchase Agreement provided that the parties enter into a short term lease agreement, pursuant to which the Company leased to the Buyer a portion of the Company’s facility at 2188 West 2200 South, Salt Lake City.  Base Rent under the lease agreement was set at approximately $8,055 per month, and was paid through August 2015, when the Buyer relocated its operations to a new location, due to the sale of the Company’s facility. See Note 5 -  Property and Equipment, for a description of the sale of the facility.

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

Two former directors of the Company, Dr. Gerhard W. Sennewald and Douglas P. Boyd have a financial interest in Buyer and both are also members of Buyer’s board of directors.  In light of the Company’s relationship with Buyer, the Company received a fairness opinion from Houlihan Valuation Advisors that the consideration it received for the Acquired Assets is fair to the Company from a financial perspective.   See “Stockholder Claim” below.

Note 4.  Inventories

Inventories consisted of the following:	September 30, 2015	December 31, 2014

Parts and supplies	$358,552	$1,004,164
Work-in-process	401,567	951,519
Finished goods	276,917	569,965
Reserve for obsolete inventory	(45,471)	(750,000)

Inventories, net	$991,565	$1,775,648

Note 5.  Property and Equipment

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014

Equipment	$809,731	$1,503,845
Furniture and fixtures	78,363	303,226
Construction in progress	113,667	-
Building (held for sale)	-	956,000
Land (held for sale)	-	244,000
Rental equipment	-	58,940

	1,001,761	3,066,011
Less equipment impairment	-	(85,000)
Less accumulated depreciation	(645,527)	(1,840,140)

Property and equipment, net	$356,234	$1,140,871

On May 15, 2015 the Company entered into a commercial real estate purchase contract wherein it agreed to sell its primary headquarters and manufacturing facilities located in Salt Lake City, Utah.  Per the terms of the contract, the closing date of the sale took place in August 2015.  The sale resulted in net proceeds to the Company of approximately $949,000 after commissions and closing costs.  The Company paid off the $750,000 principal balance plus accrued interest and early payment penalty on the promissory note issued to Access Business Finance, LLC from the sale proceeds.  After paying off the promissory note, the net proceeds from the sale of the facilities were approximately $183,000.

Following the closing date, the purchaser of the facilities leased the building back to the Company rent free through October 23, 2015.  The Company entered into a sub-lease agreement to rent new facilities in Salt Lake City and took occupancy of the leased facilities effective October 26, 2015.  This sub-lease agreement provides for the Company to lease approximately 10,057 square feet of space that will house its office, production and research operations.  The term of this sub-lease is through December 31, 2019, and requires monthly payments for base rent in the first year of $16,762, with a provision for escalation of 3% per year for subsequent years, and additional payment of $5,100 per month in months 1-20 of the lease to reimburse sub-lessor for costs of tenant improvements paid by the sub-lessor.  The construction in progress at September 30, 2015 includes costs incurred for leasehold improvements and furniture and fixtures for the new facilities.

Note 6.  Notes Payable

In February 2015, the Company borrowed $750,000 from Access Business Finance, LLC.  The note was secured by the Company’s headquarters and manufacturing facility.  During the one-year term of the note, monthly payments of interest only at Prime Rate plus 6% were required, with the principal due on February 24, 2016.  The note was repaid in full in August 2015, along with related accrued interest payable and prepayment penalty, from the proceeds of the sale of the Company’s facilities.

Notes payable at September 30, 2015 consisted of an unsecured finance agreement note, to finance annual premiums of an insurance policy, with a principal balance of $55,709, payable in monthly installments of $11,277, including interest at 4.85%, through February 2016.

Note 7.  Stockholders’ Equity

The Company has 10,000,000 authorized shares of $.001 par value preferred stock.  As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.  The Company also has 80,000,000 authorized shares of $.001 par value common stock.   At September 30, 2015, the Company had 9,766,323 shares outstanding.

Reverse Stock Split

We held a special meeting of stockholders on May 12, 2015 to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effectuate a reverse split of its issued and outstanding shares of common stock at a ratio of between 1-for-6 and 1-for-12, inclusive, which ratio was to be selected at the sole discretion of the Board at any whole number in the above range, with any fractional shares that would otherwise be issued as a result of the reverse split being rounded up to the nearest whole share (the “Reverse Stock Split”); provided, that the Board could abandon the Reverse Stock Split in its sole discretion.

Over 76% of the outstanding shares voted, and the stockholders voted to approve the amendment, with the results of the voting as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
24,026,870	6,006,589	151,847	—

Effective June 23, 2015, the Board determined to set the reverse stock split ratio at 1-for-10.  The Reverse Stock Split has been given retroactive effect in the accompanying condensed financial statements.

Shelf Registration Statement

On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million. On October 11, 2012, the universal shelf registration statement was declared effective by the SEC. The shelf registration statement expired for the purpose of issuing new securities on October 11, 2015 but remains effective for the purpose of issuing shares upon the exercise of previously issued warrants.  Prior to the expiration date of the shelf registration, we successfully sold securities in two separate registered direct offerings utilizing this shelf registration statement.

Public Offering

On July 29, 2015, the Company, in connection with a public offering (the “Offering”) of common stock of the Company, $0.001 par value per share (“Common Stock”), together with warrants to purchase shares of common stock of the Company, entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) as underwriter, pursuant to which the Company agreed to sell 5,750,000 shares of Common Stock and warrants to purchase 11,500,000 shares of Common Stock (the “Warrants”) at a public offering price of $.90 per share of Common Stock and two Warrants, on a firm commitment basis, for gross proceeds of approximately $5,175,000. The Warrants have an exercise price of $0.99 per share of Common Stock.

The Underwriting Agreement included a 45-day option for the underwriters to purchase up to an additional 862,500 shares of Common Stock and/or Warrants to purchase up to an additional 1,725,000 shares of Common Stock. Prior to the closing of the Offering, the underwriter partially exercised this option and received additional Warrants to purchase 1,725,000 shares of Common Stock for additional gross proceeds of $17,250. This remaining portion of this over-allotment option expired in accordance with its terms.

Pursuant to the Underwriting Agreement, the Company issued to Maxim a warrant for the purchase of 287,500 shares of Common Stock (the “Underwriter’s Warrant”). The Underwriter’s Warrant is exercisable commencing 180 days from July 29, 2015 and expires July 29, 2020.  The Underwriter’s Warrant has an exercise price $0.99 per share of Common Stock.

The Underwriting Agreement also contains representations, warranties, indemnifications and other provisions customary for transactions of this nature.

The Offering was completed in August 2015 with net proceeds to the Company of approximately $4.3 million.

Warrants

A summary of the outstanding warrants issued in prior stock offerings as of September 30, 2015, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)

Outstanding at December 31, 2014	985,736	$21.14
Issued	13,512,500	0.99
Exercised	-	-
Forfeited or expired	(11,030)	20.40

Outstanding as of September 30, 2015	14,487,206	$2.35	4.72
Exercisable as of September 30, 2015	14,199,706	$2.37	4.72

Notice of Failure to Satisfy a Continued Listing Rule

On July 13, 2015, the Company notified The Nasdaq Stock Market (“NASDAQ”) that as of June 30, 2015, the Company’s stockholders’ equity was below the $2.5 million minimum required by Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”).  The Company later received a letter from Nasdaq advising the Company that (i) it was not in compliance the Stockholders’ Equity Rule and (ii) it had 45 days to submit a plan for regaining compliance with the Stockholders’ Equity Rule.  Subsequent to the closing of the Company’s follow-on offering, the Company was notified by NASDAQ that it had regained compliance with the Stockholders’ Equity Rule, pending confirmation of the Company’s stockholders’ equity in this Form 10-Q.

On September 14, 2015, the Company received a letter from the Nasdaq Stock Market stating that the bid price of the Company’s common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2).  The letter does not result in the immediate delisting of the Company’s common stock and the Company has until March 14, 2016 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days.

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

No stock options or warrants are included in the computation of diluted weighted average number of shares for the three months and nine months ended September 30, 2015 and 2014 because the effect would be anti-dilutive.  As of September 30, 2015, we had outstanding options and warrants to purchase a total of 15,011,148 shares of our common stock that could have a future dilutive effect on the calculation of earnings per share.

Note 9.   Related Party Transactions

At times, we have derived a portion of our revenues from sales of hyperthermia products.  A significant portion of those sales of hyperthermia products have been to a related party.  As described in Note 3 - Sale of Hyperthermia Assets, we sold all assets related to hyperthermia on April 1, 2015.  As a result, we have not recognized revenue from the sale of hyperthermia products subsequent to April 1, 2015.  In the three months ended September 30, 2015 we recognized other income of $84,000 under the terms of the Purchase Agreement between us and Pyrexar.  During the three months ended September 30, 2015 and 2014, we had sales of $0 and $27,087, respectively, to entities controlled by a significant stockholder and former member of the Board, representing approximately 0% and 3% of total revenues for each respective three-month period.  During the nine months ended September 30, 2015 and 2014, we had sales of $11,232 and $408,127, respectively, to these related parties, representing approximately 1% and 11% of total revenues, respectively.

As of September 30, 2015 and December 31, 2014, receivables included $0 and $13,471, respectively, from these related parties.

Note 10.  Stock-Based Compensation

Our Third Amended and Restated 1998 Stock Incentive Plan (“Plan”) authorizes the granting of incentive stock options to certain key employees and non-employees who provide services to the Company.  The Plan, as amended, provides for the granting of options for an aggregate 633,730 shares.  The options vest subject to management’s discretion.

As of September 30, 2015, we had approximately 116,541 shares of common stock reserved for future issuance under the Plan.  Also, in connection with our appointment of a Chief Executive Officer in November 2014, we issued an inducement equity award in the form of a non-statutory stock option to purchase 140,000 shares of the Company’s stock.  This grant was outside the Company’s stock incentive plans, and was in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4).

Effective February 4, 2009, our Fourth Amended and Restated 1998 Directors Stock Plan (the “Director Plan”) provides an annual retainer of $60,000 to each non-employee director with the exception of the Audit Committee Chairman who is to receive $65,000.  The cash portion of the compensation of $30,000 ($35,000 for the Audit Committee Chairman) is paid 50% twice each year, with $30,000 of compensation paid in common stock of the Company once each year.  Prior to February 4, 2009, the Director Plan granted each non-employee outside director 3,000 options each year at an exercise price equal to the fair market value of the common stock at the date the option was granted.  The options vest according to a set schedule over a five-year period and expire upon the director’s termination, or after ten years from the date of grant.  The Director Plan, as amended, allows for an aggregate of 175,000 shares to be granted.  This Director Plan terminated effective August 31, 2015.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of sales	$5,142	$12,968	$18,855	$43,592
Research and development	12,711	38,549	40,165	129,831
Selling, general and administrative	97,456	125,627	320,742	424,397

Total	$115,309	$177,144	$379,762	$597,820

During the nine months ended September 30, 2015, we granted employees a total of 114,250 stock options at a weighted average exercise price of $3.27 per share, with one third vesting each year for the next three years.  The estimated weighted average grant date fair value per share of these stock options was $1.55, and our weighted average assumptions used in the Black-Scholes valuation model to determine this estimated fair value were as follows:

Expected volatility	63.25%
Expected dividends	0%
Expected term	7.24 years
Risk-free interest rate	1.88%

Unrecognized stock-based compensation expense expected to be recognized over the estimated weighted-average amortization period of 1.81 years is approximately $725,000 as of September 30, 2015.

A summary of the time-based stock option awards as of September 30, 2015, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	513,193	$22.46	7.03
Granted	114,250	3.27
Exercised	-	-
Forfeited or expired	(103,501)	37.81

Outstanding at September 30, 2015	523,942	$15.24	6.82	$7,245

Exercisable at September 30, 2015	229,647	$28.02	3.87	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.85 as of September 30, 2015, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Note 11.  Supplemental Cash Flow Information

We paid $2,650 and $0 for income taxes during the nine months ended September 30, 2015 and 2014, respectively.

We paid $48,614 and $1,437 for interest during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, we had no non-cash financing and investing activities.

Note 12.  Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory.  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under this new standard, debt issuance costs reported on our balance sheet are shown as a direct deduction from the related debt liability rather than as an asset.  This ASU is effective January 1, 2016, with early adoption permitted.  Retrospective application to prior periods is required.   We adopted the ASU effective January 1, 2015, with the only impact being the classification of certain amounts within our balance sheet and no impact on our results of operations.  Prior periods were not impacted by the adoption of the ASU.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our financial statements.

Note 13.  Legal Matters

As previously disclosed, legal counsel for Perseon received a demand letter dated October 3, 2014 and a draft complaint from a single stockholder.  The draft complaint alleged that the Company (and certain current and former officers and directors) had issued false or misleading press releases, and that the Company had improperly raised capital in ways that diluted existing stockholders.

The Board engaged special legal counsel experienced in securities matters and litigation to assist the Board in conducting an independent investigation of these allegations. The independent investigation has been completed.  Based on the investigation, the Board determined that there has been no misconduct by the Company or the named defendants.

On April 27, 2015, this stockholder filed a formal complaint in the U.S. District Court for the District of Delaware. The complaint alleges that from November 2010 through October 2014, Perseon issued various press releases and public statements, which omitted certain material facts related to Perseon’s revenue and sales, thereby misrepresenting the true financial condition of Perseon.  In particular, the complaint alleges that Perseon’s press releases “tout[ed] impressive revenue figures and purported sales” when “in reality Perseon was floundering and unable to cover its operating costs, including significant executive compensation.”  The complaint also alleges that Perseon “chose to issue additional securities at below-market prices in an effort to fund operating expenses,” rather than “raise capital through debt transactions or other methods,” and that three offerings cited in the complaint resulted in “the dilution of existing stockholder positions.”

On June 30, 2015, we filed in the U.S. District Court for the District of Delaware, a formal motion to dismiss all claims in the Complaint.  On September 23, 2015, the Plaintiff filed a Brief in Opposition to the motion to dismiss.  We expect to file our reply brief on October 30, 2015.  No hearing has been set in this matter.

Perseon believes that the claims in this lawsuit are without merit and will continue to vigorously defend this action.

Note 14.  Subsequent Events

On October 26, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Galil Medical, Inc., a Delaware corporation (“Galil”), and Galil Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Galil (“Merger Sub”), pursuant to which Merger Sub will, on the terms and subject to the conditions set forth therein, conduct a tender offer for (i) all of the Company’s outstanding Common Stock and (ii) warrants to purchase common stock traded on NASDAQ (the “Public Warrants” and, together with the Common Stock, the “Securities”) and then merge with and into the Company.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, Merger Sub will commence a tender offer (the “Offer”) no later than November 5, 2015 to acquire (i) all outstanding shares of Common Stock at a purchase price of $1.00 per share (the “Shares Offer Price”) and (ii) all outstanding Public Warrants at a purchase price of $0.02 per Public Warrant (the “Public Warrants Offer Price”), with each payment in cash without interest, subject to any deduction or withholding of taxes required by applicable law. The Merger Agreement further provides that upon the terms and subject to the conditions set forth therein, following completion of the Offer, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Galil (the “Merger”). The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), with no vote of the Company’s stockholders required to consummate the Merger. In the Merger, each (i) outstanding share of Common Stock (other than shares of Common Stock held by the Company, Galil, Merger Sub or any of their respective subsidiaries or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) and (ii) Public Warrant (other than Public Warrants held by the Company, Galil, Merger Sub or any of their respective subsidiaries), will be converted into the right to receive cash in an amount equal to the Shares Offer Price and Public Warrants Offer Price, respectively, without interest.

As of September 30, 2015, we had cash and cash equivalents of $3,026,606, and total current assets of $4,728,975.  This includes the proceeds from our August 2015 follow-on public offering in which we raised $4,304,029 after expenses.  We believe these cash resources will only be sufficient to sustain our operations forup to four months from September 30, 2015 without substantial cost cutting to a level that would include fewer sales resources and compliance levels of staffing and activities across the Company.  In addition, we have been advised by our financial advisors that our prospects of raising additional equity on acceptable terms are not likely favorable.  Further, to become profitable we would need to significantly increase the revenues we receive from sales of our MicroThermX products and substantially reduce expenses.  We do not expect that sales of MicroThermX products will increase sufficiently to cover our total costs of operations before the time we run out of cash and cash equivalents.  Substantially reducing costs may impair our ability to increase revenue.  Accordingly, we have entered into the Merger Agreement with Galil and Merger Sub, pursuant to which Merger Sub will tender for our outstanding shares of Common Stock followed by the Merger, which we believe will provide the best value for our stockholders.

If we are unable to consummate the Merger or otherwise raise sufficient additional funds, we will need to significantly reduce our expenses, and evaluate other strategic alternatives, including collaborative arrangements, partnerships, or sales of assets, to allow us to continue operations.  However, significantly reducing our expenses would negatively affect our efforts to expand our marketing and sales presence, our research and development programs, and our ability to hire and retain qualified personnel.  Collaborative arrangements and partnerships may not be available to us and sales of assets may not generate sufficient cash to sustain our operations.  Consequently, we may not be able to continue our operations.

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

As part of our previously announced corporate realignment and re-branding which included our new corporate name, Perseon, we have re-focused our efforts on our flagship product, our MicroThermX®, (“MicroThermX”) ablation system that employs precision-guided energy to ablate soft tissue.  Other actions taken during the first nine months of 2015 included replacing a majority of our senior management team and approximately half of our board of directors to provide proven leadership in similar situations.

Historically, our product offerings have included hyperthermia cancer treatment systems. On April 1, 2015, we sold the assets associated with our hyperthermia cancer treatment systems, including, among other assets, certain contracts, inventory, intellectual property, and permits (the “Acquired Assets”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with Pyrexar Medical Inc. (“Pyrexar”). As consideration for the Acquired Assets, we received (i) 19.9% of the Series A Preferred Stock of Pyrexar and (ii) a percentage of the gross revenues Pyrexar receives from its future sales of hyperthermia cancer treatment systems. Pyrexar also assumed certain liabilities associated with the Acquired Assets.

Our MicroThermX product line includes systems that have been strategically designed to offer minimally invasive thermal energy therapy for treating tumors, particularly cancerous tumors.  Studies have shown that ablation therapy effectively addresses and even kills certain cancerous tumors on a minimally invasive basis. Thermal ablation usually refers to heat treatments delivered at temperatures above 55°C for short periods of time.  Thermal ablation is used to destroy local tumors using a short intense focus of heat on a specific area.

Current and future cancer treatment sites for our systems may include cancers of the prostate, breast, head, neck, bladder, uterus, ovaries, esophagus, liver, kidney, brain, bone, stomach and lung.  In addition to these market opportunities, we believe that our technology has application for a number of other medical purposes in addition to treating cancer.

We recognize revenues from the sale of our ablation cancer treatment systems and related parts and accessories (collectively, system sales).  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX systems.  Information regarding our revenues, assets, and results of our operations is contained in our financial statements and notes thereto.

We also changed our fiscal year end for financial reporting from August 31, to December 31, effective for the four months ended December 31, 2014.

Tender Offer and Merger

On October 26, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Galil Medical, Inc., a Delaware corporation (“Galil”), and Galil Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Galil (“Merger Sub”), pursuant to which Merger Sub will, on the terms and subject to the conditions set forth therein, conduct a tender offer for (i) all of the Company’s outstanding Common Stock and (ii) warrants to purchase common stock traded on NASDAQ (the “Public Warrants” and, together with the Common Stock, the “Securities”) and then merge with and into the Company.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, Merger Sub will commence a tender offer (the “Offer”) no later than November 5, 2015 to acquire (i) all outstanding shares of Common Stock at a purchase price of $1.00 per share (the “Shares Offer Price”) and (ii) all outstanding Public Warrants at a purchase price of $0.02 per Public Warrant (the “Public Warrants Offer Price”), with each payment in cash without interest, subject to any deduction or withholding of taxes required by applicable law. The Merger Agreement further provides that upon the terms and subject to the conditions set forth therein, following completion of the Offer, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Galil (the “Merger”). The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), with no vote of the Company’s stockholders required to consummate the Merger. In the Merger, each (i) outstanding share of Common Stock (other than shares of Common Stock held by the Company, Galil, Merger Sub or any of their respective subsidiaries or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) and (ii) Public Warrant (other than Public Warrants held by the Company, Galil, Merger Sub or any of their respective subsidiaries), will be converted into the right to receive cash in an amount equal to the Shares Offer Price and Public Warrants Offer Price, respectively, without interest.

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

Results of Operations

Fluctuation in Operating Results

Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter.  Revenue may fluctuate as a result of factors relating to the demand and market acceptance for our MicroThermX systems and related component parts and services, world-wide economic conditions, availability of financing for our customers, changes in the medical capital equipment market, changes in order mix and product order configurations, competition, regulatory developments, insurance reimbursement and other matters.  In addition, our revenues in the future will not be comparable to prior periods as a result of our sale of the hyperthermia product line. Since May 2013, a significant part of our MicroThermX product’s revenue has come from sales into Europe, to our distribution partner, Terumo.  Because Terumo has expressed an interest in modifying the terms of their exclusive distribution agreement for our MicroThermX products, we are currently negotiating with Terumo to modify the agreement.  Both Terumo and the Company are interested in extending the duration and purchase requirements of the contract.  We cannot yet determine the total impact this may have on our future sales.  Operating expenses may fluctuate as a result of the timing of sales and marketing activities, research and development, and selling, general and administrative expenses associated with our potential growth.  For these and other reasons described elsewhere, our results of operations for a particular period may not be indicative of operating results for any other period.

Revenues

We recognize revenue from the sale of our ablation treatment systems and related parts and accessories (collectively, system sales), the sale of disposable devices used with our systems, training, service support contracts and other miscellaneous revenues.  We also recognize revenues from equipment rental, including fee-per-use rental income from our MicroThermX systems.

The table below summarizes the sources of our revenues, with the top section “MicroThermX products” showing revenue for the product line currently offered by the Company.  Following the April 1, 2015 sale of all assets related to hyperthermia products, we no longer recognize revenue from hyperthermia products.  Our revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

MicroThermX products
Systems - MicroThermX	$-	$-	$289,000	$257,625
Disposable devices - MicroThermX	495,650	373,335	1,706,565	1,131,240
Equipment rental - MicroThermX	55,500	116,700	198,900	289,200
Other – MicroThermX	4,354	11,315	22,048	15,830

Total MicroThermX revenue	$555,514	$501,350	$2,216,513	$1,693,895

Hyperthermia revenue	-	579,097	448,060	2,126,742

Total revenue	$555,514	$1,080,447	$2,664,573	$3,820,637

Total revenues from MicroThermX products were $555,514 for the third quarter ended September 30, 2015, compared to $501,350 for the three months ended September 30, 2014, an increase of 11%.  Total revenues from MicroThermX products were $2,216,513 for the nine month period ended September 30, 2015, compared to $1,693,895 for the nine months ended September 30, 2014, an increase of 31%.  Growth in revenue for both comparative periods resulted from higher sales of MicroThermX disposable devices. Equipment rental for MicroThermX products declined for the three and nine months period ended September 30, 2015 compared to the prior year periods as a result of customer who previously rented generators from us have now either purchased their own generators, eliminating the need to rent from us, or have been reassigned to a distributor who now rents to those customers.

Including sales of ‘hyperthermia products’ that are no longer offered by the Company, total revenues were $555,514 for the three months ended September 30, 2015, compared to total revenues of $1,080,447 for the three months ended September 30, 2014. Total revenues for the nine months ended September 30, 2015 were $2,664,573, compared to $3,820,637 for the nine months ended September 30, 2014. The decreases in revenue were directly attributable to lower, or no, hyperthermia sales in the 2015 periods, following the April 1, 2015 sale of the assets related to that product.

At times, we have derived a significant portion of our revenues from hyperthermia sales to related parties.  With the sale of our hyperthermia product line, these related party sales terminated.  All of our past related party revenue resulted from the sale of hyperthermia systems and related component parts and services to Dr. Sennewald Medizintechnik GmbH or its affiliate BSD BioSystems Design, S.A. (“Medizintechnik”).  Dr. Sennewald, one of our significant stockholders and a former director, is a stockholder, executive officer and a director of Medizintechnik.  We derived $0 and $27,087 in the three months ended September 30, 2015 and 2014, respectively, from hyperthermia sales to related parties.  We derived $11,232 and $408,127 for the nine months ended September 30, 2015 and 2014, respectively, from hyperthermia sales to related parties, or approximately 0% and 11% of total revenues, respectively.

Cost of Revenues

Cost of sales includes raw materials, labor and allocated overhead costs.  We calculate and report cost of sales separately for both non-related and related party sales, which are sales to Medizintechnik.  Cost of sales as a percentage of sales in the past has fluctuated widely from period to period depending on the mix of sales for the period and the type and configuration of hyperthermia systems sold, if any, during the period.  Total cost of revenues for the three months ended September 30, 2015 was $160,548 compared to $673,151 for the three months ended September 30, 2014, a decrease of $512,603, or approximately 76%.  The decrease was due to the absence of sales of hyperthermia systems in the three months ended September 30, 2015. Total cost of revenues for the nine months ended September 30, 2015 was $1,282,992 compared to $2,242,723 for the nine months ended September 30, 2014, a decrease of $959,731, or approximately 43%.  These decreases resulted primarily from the decrease in hyperthermia system sales, but included higher than expected costs of production on hyperthermia systems completed and sold in the three month period ended March 31, 2015.

Gross Margin

Our gross margin and gross margin percentage has fluctuated from period to period depending on the mix of revenues reported for the period and the type and configuration of the hyperthermia systems sold, if any, during the period.  Our total gross margin was $394,966, or approximately 71% of total revenues, for the three months ended September 30, 2015, and $407,296, or approximately 38%, for the three months ended September 30, 2014.  Our total gross margin was $1,381,581, or approximately 52% of total revenues, for the nine months ended September 30, 2015, and $1,577,914, or approximately 41%, for the nine months ended September 30, 2014.  The increase in gross margin percentage in the three months and nine months ended September 30, 2015 compared to the three months and nine months ended September 30, 2014 resulted primarily from the discontinuance of hyperthermia sales as of April 1, 2015.  Hyperthermia products have historically had lower margins than our MicroThermX products, and with their declining sales, we have been able to generate higher gross margins.  With costs on these hyperthermia systems sometimes being higher than the selling prices, a negative gross margin on sales of hyperthermia systems resulted in the quarter ended March 31, 2015.  Also, at lower production volumes, we were less able to fully absorb certain fixed operating costs that are included in cost of sales, thus decreasing our gross profit percentage.

Operating Costs and Expenses

Research and Development Expenses – Research and development expenses include expenditures for new product development and development of enhancements to existing products.  Research and development expenses for the three months ended September 30, 2015 were $754,296 compared to $542,484 for the three months ended September 30, 2014, an increase of $211,812 or approximately 39%.  Research and development expenses for the nine months ended September 30, 2015 were $1,818,861 compared to $1,678,143 for the nine months ended September 30, 2014, an increase of $140,718 or approximately 8%.  These increases were due to higher spending for materials and outside services necessary for advancing development efforts on product enhancements and new product development.

Selling, General and Administrative Expenses – In the three and nine months ended September 30, 2015, the Company incurred significant expenses related to restructuring, reorganization, rebranding, stockholder litigation (see Note 12), and pursuing potential merger and acquisition opportunities.   These expenses totaled approximately $166,000 and $1,001,000 for the three and nine month periods ended September 30, 2015.  Including these expenses, total selling, general and administrative expenses were $2,668,551 for the three months ended September 30, 2015 compared to $1,924,887 for the three months ended September 30, 2014, an increase of $743,664, or approximately 39%.  Total selling, general and administrative expenses were $8,280,210 for the nine months ended September 30, 2015 compared to $5,667,301 for the nine months ended September 30, 2014, an increase of $2,612,909, or approximately 46%.   In addition to the expenses noted above, we increased spending over prior periods as we executed on critical strategic initiatives including, but not limited to, clinical studies, new sales and marketing programs, and business development efforts reflecting a higher level of activity to drive higher sales of MicroThermX products.

Other Income (Expense)

During the three and nine months ended September 30, 2015 and 2014, our net other income (expense) included $84,000 of other income payable by Pyrexar to the Company pursuant to terms of the Purchase Agreement, and is calculated based on a percent of Pyrexar revenue from hyperthermia systems they have shipped (see note 3 to our condensed financial statements - Sale of Hyperthermia Assets). Also included in other income (expense) was interest expense paid on the $750,000 loan secured by the Company’s building prior to its payoff in August 2015 (see note 6 to our condensed financial statements – Notes Payable), interest expense on a note payable that finances our insurance policy, and a $65,447 loss recognized on the sale of the building in August 2015 (see note 5 to our condensed financial statements – Property and Equipment).

Liquidity and Capital Resources

From inception through September 30, 2015, we have generated an accumulated deficit of $65,320,586 where our operating revenues have been insufficient to cover our operating expenses.  We have financed our operations primarily through the sale of our common stock.  As of September 30, 2015, we had cash and cash equivalents of $3,026,606, and total current assets of $4,728,975.  This includes the proceeds from our August 2015 follow-on public offering in which we raised $4,304,029 after expenses.  We believe these cash resources will only be sufficient to sustain our operations for up to four months from September 30, 2015 without substantial cost cutting to a level that would include fewer sales resources and compliance levels of staffing and activities across the Company.   In addition, we have been advised by our financial advisors that our prospects of raising additional equity on acceptable terms are not likely favorable.  Further, to become profitable we would need to significantly increase the revenues we receive from sales of our MicroThermX products and substantially reduce expenses.  We do not expect that sales of MicroThermX products will increase sufficiently to cover our total costs of operations before the time we run out of cash and cash equivalents.  Substantially reducing costs may impair our ability to increase revenue.  If we run out of cash and cash equivalents we may have no alternative but to discontinue operations.  Accordingly, we have entered into the Merger Agreement with Galil and Merger Sub, pursuant to which Merger Sub will tender for our outstanding shares of Common Stock followed by the Merger, which we believe will provide the best value for our stockholders.  See “Tender Offer and Merger” above.

As of September 30, 2015, we had current liabilities totaling $1,929,260, comprised of accounts payable, accrued liabilities, short-term notes payable, and customer deposits.  As of September 30, 2015, we had no long-term liabilities.

As of September 30, 2015, our total stockholders’ equity was $3,155,949.  With the addition of net proceeds from our registered offering of stock and warrants in August 2014, we have been advised by NASDAQ that we are in compliance with the $2.5 million minimum required by Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). However, we expect losses to continue during the fourth quarter of 2015 which we expect will drop our total stockholders’ equity below the minimum required by the Stockholders’ Equity Rule.  In that event we would expect another delisting warning notification from NASDAQ when 2015 year-end results are reported.

On May 15, 2015 the Company entered into a commercial real estate purchase contract wherein it agreed to sell its primary headquarters and manufacturing facilities located in Salt Lake City, Utah.  Per the terms of the contract, the closing date of the sale took place in August 2015.  The sale resulted in net proceeds to the Company of approximately $949,000 after commissions and closing costs.  The Company paid off the $750,000 principal balance plus accrued interest and early payment penalty on the promissory note from the sale proceeds.  After paying off the promissory note, the net proceeds from the sale of the facilities were approximately $183,000.

Following the closing date, the purchaser of the facilities leased the building back to the Company rent free through October 23, 2015.  The Company has entered into a lease agreement to rent new facilities in Salt Lake City and took occupancy of the leased facilities effective October 26, 2015.

Short-Term Notes Payable

In February 2015, the Company borrowed $750,000 from Access Business Finance, LLC.  The note was secured by the Company’s headquarters and manufacturing facility.  During the one-year term of the note, monthly payments of interest only at Prime Rate plus 6% were required, with the principal due on February 24, 2016.  The note was repaid in August 2015, along with related accrued interest payable and applicable prepayment penalty, from the proceeds of the sale of the Company’s facilities.

Notes payable at September 30, 2015 consisted of an unsecured finance agreement note, to finance annual premiums of an insurance policy, with a principal balance of $55,709, payable in monthly installments of $11,277, including interest at 4.85%, through February 2016.

Shelf Registration Statement

On September 28, 2012, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, senior debt, subordinated debt and units up to an aggregate amount of $50.0 million (the “2012 Shelf Registration Statement”).  On October 11, 2012, the universal shelf registration statement was declared effective by the SEC.  The shelf registration statement expired for the purpose of issuing new securities on October 11, 2015 but remains effective for the purpose of issuing shares upon the exercise of previously issued warrants.  We completed two stock offerings utilizing the 2012 Shelf Registration Statement, and we received total net proceeds of approximately $9 million from these offerings.  In the future, we may file another universal shelf registration statement.

S-1 Registration Statement

On April 23, 2015 we filed a registration statement on Form S-1 with the SEC, as amended subsequently to raise additional capital.  The registration statement was declared effective on July 29, 2015.

 Public Offering

On July 29, 2015, the Company, in connection with a public offering (the “Offering”) of common stock of the Company, $0.001 par value per share (“Common Stock”), together with warrants to purchase shares of common stock of the Company, entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) as underwriter, pursuant to which the Company agreed to sell 5,750,000 shares of Common Stock and warrants to purchase 11,500,000 shares of Common Stock (the “Warrants”) at a public offering price of $0.90 per share of Common Stock and two Warrants, on a firm commitment basis, for gross proceeds of approximately $5,175,000. The Warrants have an exercise price of $0.99 per share of Common Stock.

The Underwriting Agreement includes a 45-day option for the underwriters to purchase up to an additional 862,500 shares of Common Stock and/or Warrants to purchase up to an additional 1,725,000 shares of Common Stock. Prior to the closing of the Offering, the underwriter partially exercised this option and received additional Warrants to purchase 1,725,000 shares of Common Stock for additional gross proceeds of $17,250.  This remaining portion of this over-allotment option expired in accordance with its terms.

Pursuant to the Underwriting Agreement, the Company issued to Maxim a warrant for the purchase of 287,500 shares of Common Stock (the “Underwriter’s Warrant”). The Underwriter’s Warrant is exercisable commencing 180 days from July 29, 2015 and expires July 29, 2020.  The Underwriter’s Warrant has an exercise price $0.99 per share of Common Stock.

The Underwriting Agreement also contains representations, warranties, indemnifications and other provisions customary for transactions of this nature.

The Offering was completed in August 2015 with net proceeds to the Company of approximately $4.3 million.

Cash Flows from Operating, Investing and Financing Activities

During the nine months ended September 30, 2015, we used net cash of $7,543,427 in operating activities, as a result of our net loss of $8,780,426, increases in receivables of $251,797 and other current assets of $83,881, and decreases in customer deposits of $21,890 and deferred revenue of $54,218, partially offset by non-cash expenses totaling $714,546, decrease in inventories of $784,083 and increases in accounts payable of $149,229 and accrued liabilities of $927.

During the nine months ended September 30, 2014, we used net cash of $4,801,207 in operating activities, as a result of our net loss of $5,768,012, non-cash gain of $30 and decreases in accounts payable of $193,389, customer deposits of $371,046 and deferred revenue of $656,166, partially offset by non-cash expenses totaling $874,125, decreases in receivables of $398,475, inventories of $415,479 and other current assets of $21,153, and increases in accounts payable of $478,204.

Net cash provided by investing activities for the nine months ended September 30, 2015 was $642,229, resulting from net proceeds from the disposition of property and equipment of $949,330, partially offset by the purchase of property and equipment of $307,101.  Net cash used in investing activities for the nine months ended September 30, 2014 was $53,293, comprised of the purchase of property and equipment of $55,318, partially offset by proceeds from the disposition of property and equipment of $2,025.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $4,333,226, comprised of proceeds from the sale of common stock of $5,192,250 and net proceeds from notes payable of $844,581, partially offset by payment of stock offering costs of $888,221 and payment on notes payable of $815,384.  Net cash provided by financing activities for the nine months ended September 30, 2014 was $4,661,593, comprised of proceeds from the sale of common stock of $5,275,067 and net proceeds from notes payable of $82,465, partially offset by payment of stock offering costs of $638,488 and payment on notes payable of $57,451.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for up to four months from September 30, 2015 without substantial cost cutting to a level that would include fewer sales resources and compliance levels of staffing and activities across the Company.  If we are unable to consummate the Merger or otherwise raise sufficient additional funds, we will need to significantly reduce our expenses, and evaluate other strategic alternatives, including collaborative arrangements, partnerships, or sales of assets, to allow us to continue operations.  However, significantly reducing our expenses would negatively affect our efforts to expand our marketing and sales presence, our research and development programs, and our ability to hire and retain qualified personnel.  Collaborative arrangements and partnerships may not be available to us and sales of assets may not generate sufficient cash to sustain our operations.  Consequently, we may not be able to continue our operations.  If we raise equity capital, our stockholders will be diluted.  Insufficient funds will require us to delay, scale back or eliminate some or all of our programs designed to promote sales efforts and facilitate the commercial introduction of our systems or entry into new markets.

The Company has also entered into a sub-lease agreement to rent new facilities in Salt Lake City and took occupancy of the leased facilities effective October 26, 2015.  This sub-lease agreement provides for the Company to lease approximately 10,057 square feet of space that will house its office, production and research operations.  The term of this sub-lease is through December 31, 2019, and requires monthly payments for base rent in the first year of $16,762, with a provision for escalation of 3% per year for subsequent years, and additional payment of $5,100 per month in months 1-20 of the lease to reimburse sub-lessor for costs of tenant improvements paid by the sub-lessor.

As of September 30, 2015, we had no significant commitments for the purchase of property and equipment.

Other than the sub-lease agreement discussed above, we had no material off balance sheet arrangements as of September 30, 2015.

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

Revenue from royalties is recorded when the devices have been shipped by the seller, the selling price is fixed or determinable, and collection is reasonably assured.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory.  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under this new standard, debt issuance costs reported on our balance sheet are shown as a direct deduction from the related debt liability rather than as an asset.  This ASU is effective January 1, 2016, with early adoption permitted.  Retrospective application to prior periods is required.   We adopted the ASU effective January 1, 2015, with the only impact being the classification of certain amounts within our balance sheet and no impact on our results of operations.  Prior periods were not impacted by the adoption of the ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our financial statements.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•
our belief that we only have cash resources sufficient to sustain our operations for up to four months from September 30, 2015 without substantial cost cutting to a level that would include fewer sales resources and compliance levels of staffing and activities across the Company;

•	our belief that our prospects of raising additional equity capital on acceptable terms is not likely;

•	our belief that collaborative arrangements, partnerships or other strategic alternatives may not be available or would not generate sufficient cash to sustain our operations;

•	our belief that the Tender Offer and the Merger will be successfully completed;

•	our anticipated financial performance and business plan;

•	our belief that our operating results, revenue and operating expenses may fluctuate in the future from year to year as well as from quarter to quarter; and

•	our belief about the market opportunities for our products.

We wish to caution readers that the forward-looking statements and our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in Item 1A – “Risk Factors” below and in our Transition Report on Form 10-K for the period ended December 31, 2014 and our other filings with the SEC.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Risks Related to Our Lack of Liquidity and Capital Resources

We do not have the liquidity or capital resources to continue to sustain operations.

As of September 30, 2015, we had cash and cash equivalents of $3,026,606, and total current assets of $4,728,975.  This includes the proceeds from our August 2015 follow-on public offering in which we raised $4,304,029 after expenses.  We believe these cash resources will only be sufficient to sustain our operations for up to four months from September 30, 2015 without substantial cost cutting to a level that would include fewer sales resources and compliance levels of staffing and activities across the Company.  In addition, we have been advised by our financial advisors that our prospects of raising additional equity on acceptable terms are not likely favorable.  Further, to become profitable we would need to significantly increase the revenues we receive from sales of our MicroThermX products and substantially reduce expenses.  We do not expect that sales of MicroThermX products will increase sufficiently to cover our total costs of operations before the time we run out of cash and cash equivalents.  Substantially reducing costs may impair our ability to increase revenue.  If we run out of cash and cash equivalents we may have no alternative but to discontinue operations.  Accordingly, we have entered into the Merger Agreement with Galil and Merger Sub, pursuant to which Merger Sub will tender for our outstanding shares of Common Stock followed by the Merger, which we believe will provide the best value for our stockholders. If the Merger is not consummated we will likely be forced to raise capital under unfavorable conditions, cut costs, and, even after doing so, may not be able to sustain our operations.

Risks Related to the Offer and the Merger

We will incur costs as a result of the Merger.

We will incur substantial expenses in connection with and as a result of completing the Merger.  While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.  Moreover, in the event that the Merger is not consummated, payment of these expenses would further impact our already deteriorating financial condition and liquidity.  While the Merger Agreement grants us the right, in certain circumstances, to receive a $250,000 fee in the event the Merger is not consummated due to Galil’s inability to acquire adequate financing, this fee (i) may not be sufficient to cover all of our expenses, (ii) is only payable in the event adequate financing is not obtained and other conditions are satisfied and is not payable for any other breach of the Merger Agreement by Galil, and (iii) may be contested by Galil.

Consummation of the Offer is subject to certain conditions, which, if not satisfied, may prevent, delay or jeopardize the consummation of the Offer, and in turn the Merger.

The Offer is subject to certain conditions, including, among others, (i) the tender of at least a majority of the outstanding shares of Common Stock of the Company on a fully diluted basis, (ii) the tender of at least 65% of the publicly traded warrants of the Company, (iii) receipt by Galil of adequate third-party financing to (a) consummate the Offer, (b) pay relevant expenses, and (c) provide sufficient operating capital for the combined entity, (iv) the expiration or termination of any foreign antitrust filings, and (v) the receipt of the resignation from each of the members of the Board who are not independent directors.  We can provide no assurance that all outstanding conditions to the Offer will be achieved.

Consummation of the Merger is subject to closing conditions, which, if not satisfied, may prevent, delay or jeopardize the consummation of the Merger, and/or result in additional expenditures of money and resources.

The Merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of validly tendered shares and publicly traded warrants which, when added to shares and publicly traded warrants already owned by Galil, if any, represent (i) at least a majority of the total number of outstanding shares of the Company on a fully diluted basis and (ii) 65% of the outstanding publicly traded warrants of the Company. The closing conditions also included the expiration or termination of the waiting period under the antitrust laws, and that there shall be not injunctions or other legal restraints that would prohibit or make illegal the Merger. We can provide no assurance that all outstanding required closing conditions will be achieved.

While the Merger is pending, we are subject to business uncertainties and restrictions that could adversely affect our business.

Uncertainty about the effect of the Merger on employees, customers and others may have an adverse effect on us.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others who deal with us to seek to change existing business relationships with us.  Employee retention may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles.  If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the Merger could be seriously harmed.  In addition, the Merger Agreement requires us to conduct the business in a certain fashion until the Merger occurs.  These requirements may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay Galil a termination fee of up to $424,000.

Under the Merger Agreement, we are restricted, subject to certain exceptions, from:

•
soliciting, initiating, facilitating or encouraging (including by way of furnishing or providing access to non-public information with the intent of encouraging the making, submission or announcement of a competing acquisition proposal), any inquiries or proposals that constitute, or which would reasonably be expected to lead to, a competing acquisition proposal;

•	participating in any discussions or negotiations with any third party regarding any competing acquisition proposal;

•	approving any transaction under, or any person (other than Galil or Merger Sub) becoming an “interested stockholder” under, Section 203 of the DGCL; or

•
entering into any merger or other agreement, agreement in principle, letter of intent, term sheet, joint venture agreement, partnership agreement or other similar instrument constituting or related to any competing acquisition proposal.

Under certain circumstances, we may terminate the Merger Agreement in order to enter into an agreement with respect to a superior proposal, but we would be required to pay Galil a termination fee of $424,000 plus reimburse Galil’s transaction expenses up to $250,000.   These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to us than the Merger, or might result in a third party proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable.

Termination of the Merger Agreement could negatively affect us.

If the Merger is not consummated, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having consummated the transactions, we will be subject to a number of risks including the following:

•	we will be required to pay costs and expenses relating to the Offer and the Merger;

•
the current or future price of our Common Stock may reflect a market assumption that the acquisition will occur, meaning that a failure to complete the transaction could result in a material decline in the price of our common stock;

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay Galil a termination fee of $424,000 and reimburse Galil’s expenses up to $250,000

•
matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
a failed merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally and could have an adverse effect on our on-going operations, including, but not limited to, retaining and attracting employees, and reduced ability to sell our products; and

•
we could be subject to litigation related to any failure to consummate the  Merger or related to any legal proceeding commenced against the Company to perform its obligations under the Merger Agreement.

We have been and may continue to be the target of derivative suits or other lawsuits, which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies who have entered into mergers and acquisition transactions. Defending against these claims, even if meritless, can result in substantial costs to us and could divert the attention of our management.

Risks Related to Our Listing on The Nasdaq Capital Market

If the bid price of our common stock remains below $1.00 per share, our common stock may be delisted from the Nasdaq Stock Market.

Shares of our Common Stock are listed on NASDAQ under the symbol “PRSN”. We are required to comply with Nasdaq’s listing standards in order to maintain the listing of our Common Stock on the exchange. NASDAQ has the authority pursuant to Nasdaq Rule 5550(a)(2) to delist our Common Stock if, during any period of 30 consecutive trading days, the closing bid price falls below a minimum bid price of $1.00 per share.

On September 14, 2015, the Company received a letter from NASDAQ stating that the bid price of the Company’s common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2).  The letter does not result in the immediate delisting of the Company’s common stock and the Company has until March 14, 2016 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days.

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

Item 5.    Other Information

Not applicable.

Item 6.     Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

1.1	Form of Underwriting Agreement. Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1 filed July 27, 2015.

2.1
Agreement and Plan of Merger and Reorganization among Galil Medical Ltd., Galil Merger Sub, Inc., and Perseon Corporation dated October 26, 2015. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed October 27, 2015.

10.1	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed July 28, 2015.

10.2	Form of Underwriters’ Warrant. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed July 27, 2015.

10.3	Amendment to Sublease Agreement dated August 25, 2015 between the Company and EnergySolutions, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

PERSEON CORPORATION

Date:	October 27, 2015	/s/ Clinton E. Carnell Jr.
Clinton E. Carnell Jr.
Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2015	/s/ William S. Barth
William S. Barth
Chief Financial Officer (Principal Accounting Officer)